Form 10-K
period 2015-06-30
MCBC Holdings, Inc.
filed 2015-09-18
CIK 1638290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2015

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                    to

MCBC HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	001-37502	06-1571747
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

100 Cherokee Cove Drive, Vonore, TN 37855

(Address of Principal Executive Office) (Zip Code)

(423) 884-2221

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐     Yes          ☑     No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐     Yes          ☑     No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☐     Yes          ☑     No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐     Yes          ☑     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐     Yes          ☑     No

The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

As of September 14, 2015, there were 17,997,622 shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MCBC HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2015

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Form 10-K that do not relate to matters of historical fact should be considered forward-looking statements, including but not limited to statements regarding our expected market share, business strategy, dealer network, anticipated financial results, and liquidity. We use words such as “could,” “may,” “might,” “will,” “expect,” “likely,” “believe,” “continue,” “anticipate,” “estimate,” “intend,” “plan,” “project,” and other similar expressions to identify some forward-looking statements, but not all forward-looking statements include these words. All of our forward- looking statements involve estimates and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to the information described under the caption “Risk Factors” and elsewhere in this Form 10-K.

The forward-looking statements contained in this Form 10-K are based on assumptions that we have made in light of our industry experience and our perceptions of historical trends, current conditions, expected future developments, and other factors we believe are appropriate under the circumstances. You should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control), and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many important factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance anticipated in the forward-looking statements. We believe these important factors include, but are not limited to, those described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K and our other filings with the Securities and Exchange Commission (“SEC”). Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual operating and financial performance may vary in material respects from the performance projected in these forward-looking statements.  In addition, new important factors that could cause our business not to develop as we expect may emerge from time to time.

Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update any forward-looking statement contained in this Form 10-K to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. The forward-looking statements contained herein should not be relied upon as representing our views as of any date subsequent to the filing date of this Form 10-K.

BASIS OF PRESENTATION

Our fiscal year begins on July 1 and ends on June 30 with the interim quarterly reporting periods consisting of thirteen weeks. Therefore, the quarter end will not always coincide with the date of the end of the calendar month. We refer to our fiscal years based on the calendar-year in which they end. Accordingly, references to fiscal 2015, fiscal 2014 and fiscal 2013 represent our financial results for the fiscal years ended June 30, 2015, June 30, 2014 and June 30, 2013, respectively. For ease of reference, we identify our fiscal years in this Form 10-K by reference to the period from July 1 to June 30 of the year in which the fiscal year ends. For example, “fiscal 2015” refers to our fiscal year ended June 30, 2015.

Unless the context otherwise requires, the terms “MasterCraft,” the “Company,” ”we,” and “us” in this Form 10-K refer to MCBC Holdings, Inc. and its consolidated subsidiaries.

PART I

ITEM 1.BUSINESS

Our Company

We are a world-renowned innovator, designer, manufacturer, and marketer of premium performance sport boats, with a leading market position in the U.S., a strong international presence, and dealers in 40 countries around the world. Our boats are used for water skiing, wakeboarding, and wake surfing, as well as general recreational boating. We believe that MasterCraft is the most recognized brand name in the performance sport boat category. Founded in 1968, we have cultivated our iconic brand image through a rich history of industry-leading innovation, which has led to numerous industry achievements, awards, and accolades. Our robust product portfolio of performance sport boats is manufactured to the highest specifications in quality, performance, and styling.

We are committed to delivering an extraordinary boating experience to our customers. From pioneering innovations that improve enjoyment on the water to offering products that promote rapid development of skills, our mission is to help our customers generate memories that will last a lifetime. We utilize a comprehensive product development process in order to build the most relevant and exciting products for our customers, year after year. We believe that our commitment to quality is unsurpassed in the performance sport boat category, and we engage in operational excellence to deploy flexible and effective production systems that ensure we design and build the highest quality boats in the market.

Over the past 40 years, we have been a leading and consistent innovator in the boating industry, beginning in 1968 with our first custom hull ski boat. We have been the first to market with numerous innovations, including the first swim platform in 1976, the patented wearguard ski pylon in 1989, a V-drive drivetrain and a dedicated wakeboard-specific boat in 1996, a now popular pickle-fork style bow in 2003, a twin V-drive engine in 2004, wake and surf shaping devices in 2009 and our patented Gen 2 fully integrated surf system in 2013. Each of these pioneering introductions has allowed our customers to more fully enjoy the ultimate water skiing, wakeboarding, wake surfing, and on-the-water recreational experience that our boats provide. Throughout our history, our boats have received numerous industry awards for product innovations, including recent National Marine Manufacturers Association (“NMMA”) Innovation Awards for our ProStar water skiing boat, Gen 2 integrated surf system and X23 performance tow boat. These MasterCraft products won three of the combined six Innovation Awards for the performance sport boat category presented by the NMMA at the 2014 and 2015 Miami Boat Shows.

Our MasterCraft-branded portfolio of Star Series, XSeries, and NXT boats are designed for the highest levels of performance, styling, and enjoyment for both recreational and competitive use. The Star Series and XSeries are geared towards the consumer seeking the most premium and highest performance boating experience that we offer, and generally command a price premium over our competitors’ boats at retail prices ranging from approximately $60,000 to $150,000. Unveiled in January 2014, the all-new MasterCraft NXT line introduces the quality, performance, styling, and innovation of the MasterCraft brand to the entry-level consumer, with retail prices ranging from approximately $50,000 to $75,000. We have strategically designed and priced the MasterCraft NXT line to target the fast-growing entry-level customer group that is distinct from our traditional customer base, while maintaining our core MasterCraft brand attributes at profit margins comparable to our other offerings.

All of our boats, from hull to upholstery, are hand-crafted by our skilled workforce at our corporate headquarters near Knoxville, Tennessee. We use only the highest quality materials from industry-preferred suppliers and all of our boats are extensively tested on the water at our state-of-the-art facility prior to sale. In recent years, we have made significant investments in improving design, engineering, manufacturing, and operational processes as we strive to be the most efficient performance sport boat manufacturer in the industry. We are the only boat manufacturer to achieve compliance with all three of the ISO 9001 (Quality Management Systems), 14001 (Environmental Management Systems), and 18001

(International Occupational Health and Safety Management System) standards. Our industry-leading operations result in world-class quality, which enables us to offer a best-in-class five-year factory warranty and results in MasterCraft boats typically maintaining higher aftermarket resale value than our competitors’ boats.

We sell our boats through an extensive network of independent dealers in North America and internationally. We partner with 90 North American dealers with 129 locations and 45 international dealers with 54 locations throughout the rest of the world. Our boats are the exclusive performance sport boats offered by the majority of our dealers. We devote significant time and resources to find, develop, and improve the performance of our dealers, over 75% of which are in the top three performance sport boat dealers in their respective U.S. markets. We continuously cultivate and strengthen our dealer relationships with marketing, training, and service programs designed to increase our dealers’ sales and profitability. We believe the strength of our dealer network and our proactive efforts to help our dealers improve their businesses give us a distinct competitive advantage in our industry.

Our History

MasterCraft was founded in 1968 when we built our first custom hull ski boat in a two-stall horse barn on a farm in Maryville, Tennessee. Dissatisfied with the large wakes and pull of other ski boats, we designed a hull that had the smallest wake in the industry: smooth and low at slalom and jump speeds yet well-defined at trick speeds. Our roots in performance water ski boats were reinforced as we evolved over the next 40 years to produce leading performance-oriented boats in the wakeboarding and wake surfing categories. Today, we continue to produce the industry’s premier competitive water ski, wakeboarding, and wake surfing performance boats that also address our customers’ needs for versatility, flexibility, fun, and functionality.

Our senior management team, led by our President and Chief Executive Officer, Terry McNew, was assembled during fiscal 2012 and 2013. This team has implemented dramatic operational improvements, reduced new product development cycle times, launched several new models — including MasterCraft’s first ever entry-level product — introduced the only “stem-to-stern” five-year warranty in the boating industry, optimized our dealer network, lowered our fixed cost base, improved our working capital management, and built a scalable platform for continued growth.

Our Market Opportunity

During 2013, retail sales of new powerboats in the U.S. totaled $6.5 billion. Of the categories defined and tracked by the NMMA, our core market corresponds most directly to the inboard ski/wakeboard category, which we refer to as the performance sport boat category. We believe our addressable market also includes similar and adjacent powerboat categories identified by the NMMA, including sterndrive boats, outboard boats, and jet boats. For 2013, retail sales of new performance sport boats, sterndrive boats, outboard boats, and jet boats in the U.S. were $470 million, $896 million, $2,961 million, and $113 million, respectively. As a result, we believe the total annual addressable market for our products in the U.S. alone is greater than $4.4 billion.

We believe we are well-positioned to benefit from several trends underway in our addressable market, including:

•	performance sport boats are taking greater share of the overall fiberglass powerboat category;

•	dealer inventory positions have improved across the industry;

•	recreational boating has reached its highest level of participation since 1990 when participation data was first collected;

•	inventory of two to five year old pre-owned boats has become limited, driving consumers to purchase new boats;

•	ease-of-use and performance innovations have accelerated product cycles driving consumer demand for new products; and

•

higher consumer confidence influenced by improving macroeconomic conditions, including increased home values, lower oil prices, and greater workforce participation, has helped to drive increased consumer demand for powerboats.

As the recovery in the general economy and overall boating industry from the economic downturn that commenced in 2008 has continued, the performance sport boat category has experienced a robust recovery. According to Statistical Surveys, Inc. (“SSI”), new unit sales of performance sport boats in the U.S. increased at a CAGR of 13.3% from 2012 to 2014 while new unit sales of all fiberglass power boats increased at a CAGR of 1.9% in the U.S. over the same period. We believe the performance sport boat category has grown at a faster rate due to increased innovation in the features, designs, and layouts of performance sport boats. These innovations have improved the performance, functionality, and versatility of these boats as compared with other recreational powerboats, particularly boats in the sterndrive category, which have not experienced the same degree of innovation. We believe inboard boats are superior to sterndrive boats for tow sports such as water skiing, wakeboarding, and wake surfing for several reasons, including (i) the larger and more propulsive wakes that only inboard engine configurations can enable, (ii) enhanced rider safety as a result of the location of the inboard propeller underneath the boat instead of protruding from the stern, and (iii) relatively more passenger and storage space due to the location of the inboard engine housing.

Performance sport boats have also continued to take share from other powerboat categories, in particular the sterndrive category, with new performance sport boat unit sales volume steadily increasing from 2002 through 2014 as a percentage of the total combined new unit sales volume of performance sport and sterndrive boats. We believe our strong market share position and broad offering of boat models and features will continue to attract customers from other powerboat categories to our performance sport boats. While the performance sport boat category has grown in recent years, new unit sales remained significantly below historical peaks. According to NMMA, the 6,100 new performance sport boat units sold in 2013 were 48.4% below the average annual new unit sales volume of 11,817 observed between 2002 and 2007 and 53.4% below the 13,100 new units sold in 2006.

U.S. Performance Sport Boat (PSB) Retail Units and

PSB Share of PSB and Sterndrive Units — Source: NMMA

This sales momentum continued into 2014, with SSI reporting an increase in unit volume of performance sport boats of 14.7% in calendar year 2014 over calendar 2013. We believe that due to increased consumer demand and limited used boat inventory, we are in the early stages of a recovery that presents a long runway for future growth.

U.S. Performance Sport Boat (PSB) Retail Units and

PSB Share of PSB and Sterndrive Units — Source: SSI

The expanding popularity of boating has also contributed to the strong recovery in volumes, with recreational boating participation increasing and reaching its highest level since the data was first collected in 1990. According to NMMA, 88.5 million adults participated in recreational boating in 2013, a 34.3% increase over 2009. We believe we are well-positioned to benefit from the increased popularity of recreational boating and the resulting larger customer base.

U.S. Recreational Boating Participation of Adult Boaters (Millions) — Source: NMMA

Our Strengths

Iconic Brand Synonymous with Quality, Innovation, and Performance.  We believe the MasterCraft brand is well-known among boating enthusiasts for high performance, premier quality, and relentless innovation. We believe that the market recognizes MasterCraft as a premier and aspirational brand in the performance sport boat category due to the overall superior value proposition that our boats deliver to our customers.

The MasterCraft brand is built on a carefully crafted set of defining principles:

•

Legacy:  Our heritage of successful product innovations has contributed to our status as one of the most widely recognized and aspirational brands in the boating industry. We work tirelessly every day to maintain our iconic brand reputation relative to our competition.

•

Power:  MasterCraft boats are renowned for their superior performance. For example, our flagship water ski boat, the all new ProStar, which was introduced in 2013, is widely recognized as the premier three-event ski boat in the industry and has been responsible for driving a number of world record ski and ski jumping performances since its launch, including the Men’s World Jump Record of 312 feet and new records in over 50 events at the 2014 World 35+ Water Ski Championships, as well as numerous personal records for amateur skiers around the world.

•

Precision:  The rigorous attention to detail with which we design and manufacture our products results in high quality boats that command significant resale premiums to comparable competitor boats. The high quality and durability of our products allow us to offer a “stem-to-stern” five-year warranty that comprehensively covers more parts of our boats than warranties offered by any of our competitors.

•

Progression:  Our brand is known to represent innovation and achievement. For example, only MasterCraft boats offer a longer, more powerful “Zone 4” surfing wake, which was introduced on the MasterCraft X23, the winner of the 2015 NMMA Innovation Award. “Zone 4” wakes are measured as 15 to 20 feet from the swim platform of the boat and provide more traversable wave surface area and the ability to surf bigger boards. We have pioneered multiple technological innovations in the industry, many of which have advanced the performance standards of our industry and have garnered innovation awards from organizations such as the NMMA and Boating Writers International.

Leading Market Share Position in Performance Sport Boat Category.  Over the last decade, we have consistently held a leading market share position in the U.S. among manufacturers of premium performance sport boats based on unit volume. According to SSI our U.S. market share in 2014 was 20.5%. We believe our sales have grown as dealers and customers continue to recognize the superior quality, performance, styling, and value of our recently released boats and that we are just starting to realize the market share benefits of the many recent new product offerings and product enhancement initiatives that our new management team has implemented during the past two years. For example, we anticipate our newly-developed MasterCraft NXT line of entry-level boats will further increase our market share as it represents our first offering in this market segment, which accounts for approximately one-third of the performance sport boat category.

Industry-Leading Product Design and Innovation.  We believe that our innovation in the design of new boat models and new features has been a key to our success, helping us maintain our market share, command higher price points, and generally broaden the appeal of our products among recreational boaters. As a result of the features we have introduced, we believe that our boats are used for an increasingly wide range of activities. Our commitment to consistently developing new boat models and introducing new features is reflected in several notable recent achievements and upcoming releases, including:

•

the launch of our all new ProStar, winner of the 2014 NMMA Innovation Award, which offers a world record setting hull and innovative new seating, convertible bow storage, and integrated ski storage features;

•

the release of our patented Gen 2 surf system technology in 2013, which won the 2014 NMMA Innovation Award and provides a fully integrated wake surfing package, including wake shaping devices specially engineered to work with each individual hull, built-in ballast providing larger and stronger wakes, and a custom user interface allowing riders to customize the perfect surfing wake;

•

the launch of the MasterCraft NXT line of boats in 2014, designed to be an entry-level offering with MasterCraft quality, performance, and styling, which we anticipate will achieve significant market share over the next several years; and

•

the launch of our all new X23, winner of the 2015 NMMA Innovation Award, which is specially engineered to offer superior surfing performance including the industry’s first “Zone 4” wake, while also featuring rear lounge seating and “triple tab logic” software architecture which enables the boat to get on plane faster and thereby improves driver visibility and fuel efficiency.

Following our planned product launches through September 2015 our entire product portfolio will have been renewed in the last four years, giving us the newest overall product offering in the performance sport boat category, which we believe positions us for strong growth in the coming periods.

Highly Efficient Product Development and Manufacturing.  A key to our success has been our renewed focus on operational improvements and world-class business processes. We believe our new product development capabilities are industry-leading and enable us to consistently create unique high performance hull shapes and product features in shorter design iterations and at lower development costs than our competitors. These capabilities enable us to precisely design custom hulls and performance features that enhance each boat’s unique performance characteristics and increase our speed to market with exciting new products.

We have also made recent significant investments in infrastructure, value-added processes, and engineering. These investments have resulted in lower material waste, reduced labor hours per boat, reduced re-work, and increased production efficiencies. Industry Week recently recognized our operational excellence by selecting us as one of the 12 finalists for its North America cross-industry Best Manufacturing award in October 2014. In addition, our manufacturing quality performance has allowed us to reduce our warranty costs even while offering an industry-leading five-year “stem-to-stern” warranty. We believe that our scalability and operational efficiency has allowed us to limit our annual company-wide weighted average boat price increase to less than 3% annually from model year 2013 to model year 2015, enabling us to narrow the pricing gap between us and our competitors while at the same time increasing our gross margins by approximately 13 percentage points from fiscal 2012 through fiscal 2015. We are able to narrow this pricing gap while increasing margins by controlling costs through our highly disciplined engineering and manufacturing processes.

Strong Dealer Network.  We have worked extensively with our dealers to develop what we believe is the strongest dealer network in the performance sport boat category. Our extensive distribution network consists of 90 North American dealers with 129 locations and 45 international dealers with 54 locations throughout the rest of the world, and we believe it allows us to distribute our products more effectively than our competitors. We target our distribution on the category’s highest performing dealers, with more of our dealers placing in Boating Industry magazine’s 2014 Top 20 Dealers than any of our competitors in the performance sport boat category. We have established operating processes focused on optimizing dealers’ financial performance and service, and with a track record of balancing wholesale inventory and retail sales we are better able to manage dealer inventory, allowing for more transparent sales estimates and strong dealer relationships. In addition, we have established a “stem-to-stern” five-year warranty for all of our product lines, a guarantee that none of our competitors offer. We believe our warranty is simpler and more transparent than those of our competitors, and provides the consumer with more peace of mind. This industry-leading warranty encourages customers to continue to visit our dealers for servicing, creating additional opportunities for boat trade-ins and purchases of accessories, thereby improving our dealers’ sales rates and financial health. These actions have strengthened our existing dealer network and are driving increased interest from new potential dealers who want to join the MasterCraft platform.

Differentiated Sales and Marketing Capabilities.  We believe our marketing efforts support the MasterCraft brand promise by focusing on the superior MasterCraft value proposition and differentiating the performance and features of our boats. To highlight our performance credibility and generate additional brand excitement, we sponsor the #1, #2, #3, and #5 ranked professional wakeboarding athletes, the #1 and #2 ranked water ski jumpers, and the #4 and #5 ranked male and #3 and #5 ranked female water skiers, who all trust the performance of our boats to enhance their careers. In addition, we partner with Surfing Magazine and musician and avid surfer, Donavon Frankenreiter, to promote our boats’ wake surfing capabilities and our brand lifestyle. We also partner with other innovative athletes and brands, such as Travis Pastrana, GoPro, Nixon, Hobie, ESPN, and Sanuk, all offering compelling co-marketing opportunities to expand our brand’s lifestyle positioning.

We believe our superior sales and marketing capabilities effectively communicate our performance, styling, quality, authenticity, and lifestyle, resulting in increased overall customer engagement. For fiscal 2015, our website ranked #1 in the performance sport boat category based on a combination of average daily visitors and page views. We have double the engagement on Facebook of any of our competitors, the highest number of Instagram followers and engagement, and the highest ranked YouTube channel compared to any of our competitors. In addition, we have received numerous third-party awards and recognition for our sales and marketing efforts. Our ProStar “Mission 04: History is History” boat commercial, produced in partnership with our advertising agency, won a 2014 Clio award, which recognizes innovation and creative excellence in advertising, design, and communication across all industries. The ProStar video also won a sound and design award from the Association of Independent Commercial Producers (“AICP”) in a competition against approximately 85% of all domestic commercials in 2014. In addition, our “Amazing Comes Standard” product book, produced in partnership with our agency, also won a 2014 Clio award as well as a 2014 Communication Arts award. Further, one of our long-standing industry partners and dealers was recently awarded the Water Sports Industry Association (“WSIA”) Leadership Award that recognizes companies which follow best practices in the industry across retail, sales, and manufacturing. These exceptional sales and marketing efforts allow us to more effectively launch and support our products, contributing to an increase in our net sales from $137.3 million to $214.4 million from fiscal 2012 to fiscal 2015.  For further information regarding our international and domestic revenues, see the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on this Form 10-K.

Highly Experienced Management Team.  We have a highly seasoned and effective management team. With an average of more than 16 years of boating industry experience per member, our management team has proven its ability to develop and integrate new product lines, enhance operations, strengthen our distribution network, and recruit industry talent. Senior management additions over the past few years have driven improvements to our manufacturing, quality, and product development systems and processes, which have collectively accelerated performance improvements as unit volumes have increased. Our President and Chief Executive Officer, Terry McNew, joined MasterCraft in August 2012 with 26 years of boating industry experience after serving as Executive Vice President of Brunswick Corp’s recreational boat group, where he was in charge of manufacturing, product development, and engineering and quality systems. His leadership has helped us implement dramatic process improvements contributing to superior results. Our Chief Operating Officer, Shane Chittum, joined MasterCraft in June 2011. Mr. Chittum joined MasterCraft after serving as Director of Global Operational Excellence for Visteon Corporation, where he was a Shingo Prize recipient. Together, Mr. McNew and Mr. Chittum have driven significantly improved manufacturing performance and have revamped the Company’s manufacturing and product development processes. Tim Oxley, our Chief Financial Officer, has spent 24 years in the boating industry, including eight years with MasterCraft, following 16 years with Brunswick Corp. where he served as Chief Financial Officer of several operating divisions. Our management team has produced superior results compared to our competitors, including sales growth, award-winning product innovation, and significant margin expansion.

Our Strategy

We intend to capitalize on the ongoing recovery in the broader boating industry and performance sport boat category through the following strategies:

Continue to Develop New and Innovative Products in Our Core Market.  As a leading innovator, designer, manufacturer, and marketer of premium performance sport boats, we strive to design new and inventive products that appeal to a broad customer base. Since the completion of our management changes in fiscal 2013, we have successfully launched a number of new products and features with best-in-class quality leading to increased sales and significant margin expansion.

Furthermore, our unique new product development process enables us to renew our product portfolio with innovative offerings at a rate that we believe will be difficult for our competitors to match without significant additional capital investments. Our process involves each department in collaborative full “team” product launches that enable us to release three new models per year while maintaining superior quality and controlling costs. By September 2015, we anticipate that 80% of our product portfolio will have been renewed in the last three years, while the entire product portfolio will have been renewed in the last four years. We intend to continue releasing new products and features multiple times during the year, which we believe enhances our reputation as a cutting-edge boat manufacturer and will drive consumer interest in our products.

Penetrate the Entry-Level Segment of the Performance Sport Boat Category.  Our near-term product development strategy is to expand our product line to reach underserved segments of the performance sport boat category that are distinct from our traditional customer base. We believe the launch of our MasterCraft NXT product line in fiscal 2014 will make the MasterCraft brand more accessible to a much broader demographic of the recreational boating industry and will continue to do so in the future. The MasterCraft NXT product line allows us to penetrate the growing entry-level segment of our market, a segment we have previously not targeted, with a product that offers the highest levels of quality, style, reliability, functionality, and performance expected from our MasterCraft brand. This strategy contrasts with that of a number of our competitors, which have targeted this market segment with alternative value brands. We continue to grow our NXT product portfolio with the recent launch of the new MasterCraft NXT22 in April 2015. The unique design of the MasterCraft NXT, along with our existing supplier relationships, material agreements, and manufacturing processes, allows us to offer this product at an attractive price point for the consumer while sustaining our gross margins and the product attributes critical to the MasterCraft brand.

Capture Additional Share from Adjacent Boating Categories.  Our culture of innovation enhances our ability to introduce new products with increased versatility, functionality, and performance to a more expansive customer base that values boats for both water sports and general recreational boating purposes. We have experienced success with several recent marketing campaigns that focus on new product launches and help to educate the market on our value proposition to customers. Ultimately, the versatile boating experience delivered by our performance sport boats allows us to attract customers from other boating categories, most notably from the sterndrive category. For example, the MasterCraft X55, one of our 25 foot boat models, has the capacity to seat 18 people and offers the quality, performance, and styling associated with our iconic brand in a package that can compete with large day cruisers in the sterndrive category.

We intend to further enhance the performance, comfort, and versatility of our products in order to target additional crossover customers seeking high performance powerboats for general recreational activity. We believe that several of our recently launched and planned new products will appeal to a broader range of recreational boaters by offering the performance benefits of our products, including superior drivability and water sports versatility, while also providing greater seating capacity and comfort, a roomy, plush interior and extensive storage space to allow an increased number of family and friends to spend time together on the water.

Continuous Operational Improvement to Drive Margin Expansion.  We continue to implement a number of initiatives to reduce our cost base and to improve the efficiency of our manufacturing process. Following the completion of our recent management team changes in fiscal 2013, we have revamped our manufacturing and product development processes, leading to operational efficiencies which have driven significant margin expansion despite lower average boat sale price increases than our competitors. These process improvements have lowered re-work, warranty claims, material waste, and inventory levels, significantly reducing our costs, and have driven improved on-time delivery rates from 54% in fiscal 2012 to 88% in fiscal 2014 and reaching 90% in fiscal 2015. Additionally, we have fostered a culture of operational improvement within our highly engaged workforce. In calendar 2014, we implemented 10,395 employee suggestions to improve our manufacturing efficiency. We have also implemented a faster and more disciplined product development process, which will allow us to completely renew our product portfolio every four years. These processes are now ingrained in the culture at MasterCraft, leading to a firm-wide focus on driving further margin expansion through continuous improvement. For example, we have identified potential opportunities to vertically integrate more of our manufacturing processes, which would lead to significant potential for additional margin expansion. We believe these important process improvements and culture of operational excellence provide us with a strong operational foundation for future growth.

Effectively Manage Dealer Inventory and Further Strengthen Our Dealer Network.  Our goal is to achieve and maintain a leading market share in each of the markets in which we operate. We view our dealers as our partners and product champions. Therefore, we devote significant time and resources to finding high quality dealers, and developing and improving their performance over time. We actively manage dealer inventory levels, as demonstrated by healthy and consistent inventory retail turns and balanced wholesale and retail unit sales, which leads to better margins and improved financial health for our dealers. Additionally, our unique “stem-to-stern” warranty and predictable new product development cycle ensure that our dealers have high quality, compelling, and relevant products to sell to their customers. We believe the quality and trust in our dealer relationships are more beneficial to our long-term success than the quantity of dealers. Currently, our distribution network includes more dealers recognized in Boating Industry magazine’s 2014 Top 20 Dealers than any of our competitors in the performance sport boat category, and we continue to leverage that dealer base while proactively developing strategies that will strengthen our overall network. For example, we intend to strengthen our current footprint by selectively recruiting market-leading dealers who currently sell our competitors’ products. We believe our targeted initiatives to enhance and grow our dealer network will increase unit sales in the future. In fiscal 2015, our top ten dealers comprised 35% of our gross sales and the top 20 dealers comprised 52% of our gross sales.

Increase Our Sales in International Markets.  We currently have an extensive international distribution network with 45 international dealers in 54 locations around the world. We believe we have the most well-known brand in the performance sport boat category globally. Based on our brand recognition, innovative product offerings, and distribution strengths, we believe we are well positioned to leverage our reputation and capture additional international sales. We believe that we will increase our international sales by promoting our new products in developed markets where we have a well-established dealer base and in international markets where rising consumer incomes are expected to increase demand for recreational products, such as Australia, Europe, Israel, Dubai, and Brazil. We are also developing new product offerings that will specifically target certain product demand from our international consumers and that we believe will drive further sales growth in international markets. Net sales outside of North America represented 10.1% of net sales volume in fiscal 2015.

Our Products

We design, manufacture, and sell premium recreational performance sport boats that we believe deliver superior performance for water skiing, wakeboarding, and wake surfing, as well as general recreational boating. In addition, we offer various accessories, including trailers and aftermarket parts. The following table provides an overview of our balanced portfolio:

								Maximum
	Number of						Maximum	Capacity			Retail Price
Series	Models	Lengths			Hull Types	Bow Types	Power	(persons)			Range
Star Series
ProStar	1			22’	Modified V, Partial Step	Pickle-fork	430 hp			7	$60,000	-	$75,000
XStar	1			24’	V-Drive	Pickle-fork	522 hp			13	$100,000	-	$150,000
XSeries	8	20	-	25’	V-Drive	Traditional, Pickle-fork	522 hp	11	-	18	$70,000	-	$150,000
NXT	2	20	-	22’	V-Drive	Pickle-fork	320 hp			11	$50,000	-	$75,000

•

Star Series. Our Star Series product line consists of the ProStar and the XStar models. The ProStar is our flagship model, which we originally introduced in 1968, while the XStar model was launched in 1996. Our Star Series product line benefits from a highly loyal customer base which has been cultivated through its superior product features and strong brand image. The ProStar and XStar product lines are designed to maximize water skiers’ and wakeboarders’ experiences by offering superior maneuverability, balanced power, precise tracking, and the industry’s best wakes. They offer consumers a highly customizable boat with our most innovative technologies, premium features, and newest graphics, color options, and interior finishes. Our Star Series products target consumers seeking the premium MasterCraft boating experience along with the highest levels of performance that we offer and generally command a price premium over our competitors’ boats at retail prices typically ranging from approximately $60,000 to $150,000.

The ProStar is widely recognized as the premier three-event ski boat in the industry and has been responsible for driving a number of world record ski and ski jumping performances since its launch, including the Men’s World Jump Record of 312 feet and new records in over 50 events at the 2014 World 35+ Water Ski Championships, as well as numerous personal records for amateur skiers around the world.

The XStar is one of the most recognizable brands in wakeboarding. The XStar, which was honored in WakeWorld.com’s Rider’s Choice Awards for 11 consecutive years from 2003-2013, including nine Boat of the Year awards, has towed numerous competition winning wakeboard performances over its history, and is the preferred tow boat for many of the top professional wakeboarders in the world, including the #1, #2, #3, and #5 ranked professional wakeboarding athletes sponsored by MasterCraft.

•

XSeries. Our XSeries product line was introduced in 1997 to expand on the success of the XStar. All of our XSeries models offer cutting-edge graphics, bold color options, and visually striking interiors. The XSeries has become our highest-volume product family supported by the growth of the wakeboarding market and the XSeries’ attractiveness to all types of consumers ranging from wakeboarding professionals and enthusiasts to families and multi-activity users. Our XSeries boats are market leaders in performance, styling, and quality and offer unique features such as our patented Gen 2 integrated surf system, 100% billet aluminum towers with hydraulic assist, and popular rear transom lounge seating. Our XSeries products also target consumers seeking a premium boating experience and generally command a price premium over our competitors’ boats at retail prices typically ranging from approximately $70,000 to $150,000.

Our XSeries products are designed to continually offer the most innovative hulls and features in the performance sport boat category. Our new X23, which won the 2015 NMMA Innovation Award, offers the industry’s only “Zone 4” wake, which is measured as 15 to 20 feet from the swim platform of the boat and provides more traversable wave surface area and the ability to surf bigger boards. In addition to its segment leading surf wake, the X23 also features innovative rear lounge seating and “triple tab logic” software architecture which enables the boat to get on plane faster, improving driver visibility and fuel efficiency.

•

NXT. The NXT is our most recent product line that was launched in January 2014 with the MasterCraft NXT20. After the continued success of our Star Series and XSeries product lines, we identified a market opportunity in entry-level performance sport boats. Our NXT series targets a younger demographic and provides them with a more affordably priced, entry-level boat that provides functional simplicity and the option to upgrade key features such as the NXT surf system and other convenience packages. Most importantly, the NXT offers the highest levels of quality, style, reliability, functionality, and performance expected of the MasterCraft brand. Retail prices for the NXT typically range from approximately $50,000 to $75,000.

•

Trailers, parts, and accessories. We believe we are one of the few inboard sport boat manufacturer to custom-build trailers that match the exact size and color of our boats. We build trailers for all of our MasterCraft boat models, and approximately 86% of our MasterCraft boats were sold with our trailers during the fiscal year ended June 30, 2015. Our trailers offer the perfect fit for our boats, providing superior quality, durability and strength. In addition, we support our brand and our boat owners with custom-made MasterCraft accessories, genuine

MasterCraft replacement parts, and aftermarket accessories that allow our boat owners to customize and personalize their boats..

Innovative Optional Features

In addition to the standard features included on all of our boats, we offer consumers the ability to upgrade our base models by adding certain of our full line of optional features designed to enhance styling, performance, functionality, and the overall boating experience. These features increase our average selling prices and improve the profitability of our boats. Some of these features include:

•

Patented Gen 2 integrated surf system: The only surf system that is specially designed for each boat hull and fully integrated with additional ballast and the boat’s custom, easy-to-use interface, the Gen 2 surf system, which won the 2014 NMMA Innovation Award, allows riders to customize the segment’s only four-zone, 20-foot long wake to their individual preferences, for an exceptional surfing experience accessible to riders of all ages and skill levels;

•

Premium touchscreen user interface: A custom, proprietary user interface featuring a 7-inch touchscreen display allows users to easily control the many features of our boats, including audio and settings for wakeboarding and wake surfing that allow each rider to customize key performance attributes such as speed of the boat and size and shape of the wake;

•

Custom seating options: Innovative seating configurations, including convertible backward-facing rear seats and rear transom lounge seating, offer superior space and comfort while also providing increased functionality for enjoying water sports activities;

•

Premium ZFT towers: 100% billet aluminum towers which allow the user to easily raise and lower the tower for towing, storage, and low clearances. Our ZFT 5p tower, which won the 2011 NMMA Innovation Award, features hydraulic controls that automatically raise or lower the tower. In addition, our towers feature clamping board racks which offer convenient and easy to operate storage for wakeboards and surf boards;

•

Powertrain packages: Power packages offering four different engine variants from 320 up to 522 horsepower, with premium features such as noise-reducing fiberglass mufflers and silent exhaust tips as well as advanced options including propeller upgrades and closed cooling engine configurations for saltwater usage; and

•

Styling and convenience packages: Packages of options that allow customers to fully customize their boat for the optimal on-the-water experience, including gelcoat and upholstery upgrades, premium audio and speaker packages, custom lighting, custom trailer colors and wheels, and other accessories such as removable ski pylons, bimini tops, boat covers, and on-boat camera mounts.

We believe our innovative features are important factors in our end consumer’s purchasing decision and the availability and desirability of these features increase our sales and market share. In addition, these optional features and packages result in higher net sales per unit and improve our gross margins and profitability.

Our Dealer Network

We rely on an extensive network of independent dealers to sell our products in North America and internationally. We target our distribution on the market segment’s highest performing dealers, with more of our dealers placing in Boating

Industry magazine’s 2014 Top 20 Dealers than any of our competitors in the performance sport boat category. The majority of our dealers, including 70% in our top twenty markets, are exclusive to our MasterCraft product lines within the performance sport boat category, highlighting the commitment of our key dealers to MasterCraft boats. We establish performance criteria that our dealers must meet as part of their dealer agreements to ensure the continued quality of our dealer network. As members of our network, dealers in North America may qualify for floor plan financing programs, rebates, seasonal discounts, promotional co-op payments, and other allowances.

We consistently review our distribution network to identify opportunities to expand our geographic footprint and improve our coverage of the market. We constantly monitor the health and strength of our dealers by analyzing each dealer’s retail sales and inventory frequently, and have established processes to identify underperforming dealers in order to assist them in improving their performance or to allow us to switch to a more effective dealer. These processes also allow us to better manage dealer inventory levels and product turns and contribute to a healthier dealer network that is better able to stock and sell our products. We believe our outstanding dealer network and our proactive approach to dealer management allow us to distribute our products more efficiently than our competitors and will help us capitalize on growth opportunities as our industry volumes continue to increase.

North America.  In North America, we had a total of 90 dealers across 129 locations as of June 30, 2015. Of these locations, 17% sell our products exclusively, 57% are multi-line locations that only carry non- competitive brands and products and 26% sell our brands as well as other performance sport boat brands. Approximately 65% of our dealers worldwide have been with us for over five years. As of December 31, 2014, our dealers held the #1, #2, or #3 market share position for the performance sport boat category in over 77% of our U.S. reporting markets. There were no locations where MasterCraft was replaced by competitive products during 2014.

We do not have a significant concentration of sales among our dealers. For fiscal 2015, our top ten dealers accounted for approximately 35% of our gross sales and none of our dealers accounted for more than 7.8% of our total sales volume.

International.  As of June 30, 2015, we had a total of 45 international dealers in 54 locations. Of these locations, 44% sell MasterCraft products exclusively, 52% are multi-line locations that don’t carry competitive brands, and 4% are multi-line locations that carry competitive performance sport boat brands. We generated 9.9%, 14.7% and 16.0% of our unit sales outside of North America in fiscal 2015, 2014, and 2013, respectively. In Europe, we were present in 19 countries and worked with 16 independent dealers. We had 6 dealers in six locations in Australia and nine independent dealers marketed our boats in nine countries in Asia and the Middle East, including Hong Kong, Israel, Japan, and South Korea as of June 30, 2015. In the rest of the world, we had eight independent dealers, in eight countries including Argentina, Brazil, Colombia, and South Africa as of June 30, 2015. During the last 12 months we have added eight independent international dealers in key markets, including Australia, Israel, Saudi Arabia, Turkey, and Qatar.

Dealer Management

We have developed a system of financial incentives for our dealers based on achievement of key benchmarks. In addition, we provide our dealers with comprehensive sales training and a complete set of technology-based tools designed to help dealers maximize performance. Our dealer incentive program has been refined through over 45 years of experience with some of the key elements including performance incentives, discounts paid for achieving volume and purchase scheduling targets, and cash discounts during the first six months of the model year to encourage balanced demand throughout the year. In addition, we pay incentives for attending our annual dealer meeting, a three-day event featuring a robust program of dealer training seminars that focus on areas such as sales growth, inventory management, and retail strategy, in addition to product-oriented information. This incentive payment is based on participation by all salespeople from a dealership, not solely the principals.

Beyond our incentive programs, we have developed two proprietary web- based management tools that are used by our dealers on a day-to-day basis to improve their own businesses as well as enhance communication with our factory and sales management teams. The first is our proprietary DealerLink online business-to-business application. This system efficiently executes many critical functions, including warranty registrations, warranty claims, boat ordering and tracking, parts ordering, technical support, and inventory reporting. The second is our Online Sales Matrix. This web-based tool was introduced in fiscal 2007 as an automated sales order processing system to enable us and our dealers to monitor order progress, production schedules, and model-by-model manufacturing capacity for the current model year. This system facilitates communication between our sales team and the dealer network and allows our manufacturing department to monitor customer demand in real time.

Our relationship with our dealers is governed by dealer agreements. Each dealer agreement typically has a finite term lasting between one and three years. Our dealer agreements are typically terminable without cause by the dealer at any time and by us with 90 days’ prior notice. We may also generally terminate these agreements immediately for cause upon certain events. Pursuant to our dealer agreements, the dealers typically agree to, among other things (i) represent our products at specified boat shows; (ii) market our products only to retail end users in a specific geographic territory; (iii) promote and demonstrate our products to consumers; (iv) place a specified minimum number of orders of our products during the term of the agreement in exchange for rebate eligibility that varies according to the level of volume they commit to purchase; (v) provide us with regular updates regarding the number and type of our products in their inventory; (vi) maintain a service department to service our products and perform all appropriate warranty service and repairs; and (vii) indemnify us for certain claims.

Our dealer network, including all additions, renewals, non-renewals, or terminations, is managed by our sales personnel. Our sales team operates using a semi-annual dealer review process involving our senior management team. Each individual dealer is reviewed semi-annually with a broad assessment across multiple key elements, including the dealer’s geographic region, market share, and customer service ratings, to identify underperforming dealers for remediation and to manage the transition process when non-renewal or termination is a necessary step.

Sales Cycles and Floor Plan Financing

We manage our annual sales plan through distinct buying periods. Our rebates are tiered so that dealers have a financial incentive to take the stocking risk for boats purchased prior to the traditional retail selling season (April - June). These incentives, accompanied by floor plan subsidies for six months from the date of invoice, drive “level loading” of production. During this first part of the model year, many of the dealers’ orders are standard configurations for their showrooms. In the second part of the model year, more boats are customized by retail customers. Many of these custom orders are placed during boat shows, which occur from January through early April across North America.

We offer our dealers the opportunity to purchase boats with cash or through floor plan financing programs with third-party floor plan financing providers. We encourage our dealers to purchase in cash by offering them a cash discount. The floor plan financing programs allow dealers to establish lines of credit with third-party lenders to purchase inventory. Upon purchase of a boat, dealers draw on the floor plan facility and the lenders pay the invoice price of the boat directly to us within 10 business days. Collection is guaranteed through an assigned approval number or cash receipt prior to shipment of the boat. Consistent with industry practice, we offer various manufacturer-sponsored floor plan interest programs under which we agree to reimburse our dealers for certain floor plan interest costs incurred for six months from the date of invoice. Cash discounts are offered as an alternative to floor plan subsidies during the “off-season” for retail sales (July - March). These programs encourage dealers to rapidly replenish inventories during the spring and summer retail season, maintain sufficient inventories during the non-peak season, and balance wholesale purchases throughout the year.

Pursuant to the terms of the floor plan financing, if a dealer defaults on the terms of its credit line, we agree to repurchase new inventory repossessed from dealerships for a period of up to 30 months from the date of the original sale of the products. Under most circumstances, the repurchase obligation is for any amount outstanding up to 100% of the invoice amount for the first 12 months after sale, 90% of the invoice amount for the next 12 months after sale, and 80% of the invoice amount for the final six months of our repurchase commitment period. Our obligation to repurchase such repossessed products for the unpaid balance of our original invoice price for the boat is subject to reduction or limitation based on the age and condition of the boat at the time of repurchase, and in certain cases, by an aggregate cap on repurchase obligations associated with a particular floor plan financing program.

We have only incurred a single loss on a finance company mandated repurchase agreement since fiscal 2010 totaling approximately $75,000. The repurchased inventory has historically been resold to other dealers at approximately 80% to 90% of original wholesale prices, thereby avoiding significant losses. During fiscal year ended June 30, 2015, we repurchased 9 units under the repurchase obligation agreement with GE Australia.  All of the boats repurchased were re-sold during the fiscal year ended June 30, 2015.

Marketing and Sales

Marketing

Our 45-year history of manufacturing and design leadership has made MasterCraft one of the most well-known and iconic brands in the boating industry. We believe the MasterCraft brand, like other well-known brands such as Porsche and Ferrari, is widely recognized even among non- enthusiasts. We are focused on enhancing the power of our brand through a multifaceted marketing strategy. Our addressable market is targeted through a variety of specialized means, ranging from grass-roots event sponsorships to far-reaching strategic alliances.

We have created a unified print and digital advertising strategy that is refreshed each year, featuring the unique attributes of each of our products while maintaining focus on the MasterCraft brand. We maintain a meaningful presence for our Star Series and XSeries product lines in several endemic water sports publications, including Wakeboarding, WaterSki, SBC Wakeboard, Alliance Wakeboard Magazine, and USA WaterSkier. Given the prevalence of our products in the markets these publications target, we also benefit from significant unpaid impressions in these industry publications, as our boats frequently appear in feature stories and advertisements for other products. In addition to these traditional marketing channels, in the last several years we have created an active and highly successful digital advertising and social media platform, including the use of Facebook, Twitter, Instagram, YouTube, and Vimeo to deliver content to our target audience, increase awareness of our brand, foster loyalty, and build a community of MasterCraft enthusiasts. In addition, we benefit from numerous user-generated videos and photos that are uploaded to these websites. The execution of our digital strategy has been highly successful, driving double the engagement on Facebook, the highest number of Instagram followers and engagement, and the highest ranked YouTube channel compared to any of our competitors. An important component of this strategy has been our investment in our own mastercraft.com website, which ranked #1 in the performance sport boat category based on a combination of average daily visitors and page views for fiscal 2015. The site is designed to allow significant interaction between us and our customer base through marketing content delivery, message boards, news and event postings, and product updates and specifications. In addition, mastercraft.com’s popular “Design-a-Boat” functionality allows consumers to design a boat and request a dealer quote. The custom-designed product can be transmitted directly to our closest independent dealer as well as our in-house concierge who follows up directly with our dealer leads on behalf of MasterCraft.

We are focused on generating relevant and compelling content for our network of customers and enthusiasts in order to drive industry-leading engagement with our target consumer, and our capabilities in this regard have been well recognized both inside and outside our industry. Our ProStar “Mission 04: History is History” boat commercial, produced in partnership with our advertising agency, won a 2014 Clio award, which recognizes innovation and creative excellence in advertising, design, and communication across all industries. The ProStar video also won an award from the AICP producers in a competition against approximately 85% of all domestic commercials in 2014. In addition, our “Amazing Comes Standard” product book, produced in partnership with our agency, also won a 2014 Clio award as well as a 2014 Communication Arts award. Further, one of our long-standing industry partners and dealers was recently awarded the WSIA Leadership Award that recognizes companies which follow best practices in the industry across retail, sales, and manufacturing.

We also selectively partner with leading franchises from other industries that have similar brand attributes and demographic characteristics. The goal of this non-endemic strategy is to create a wider, actionable audience by teaming up with other appropriate brands to get access to their existing market. Our non-endemic partnerships with highly recognizable brands such as GoPro, Nixon, Hobie, ESPN, and Sanuk have allowed us to increase our audience during product launches and events, ultimately generating actionable sale leads for our dealers. For example, we partnered with extreme athlete Travis Pastrana and famed director Jeff Tremaine to produce a series of irreverent advertising shorts for our recent NXT20 launch that targeted a younger demographic to highlight the ability to purchase a MasterCraft product at a more affordable price. In addition, we partnered with musician and pro surfer Donavon Frankenreiter along with Sanuk and Grind-Media for the launch of the all-new X23, in order to communicate that boat’s superior wake surfing performance and to reinforce the lifestyle attributes of our MasterCraft brand. These initiatives not only connect our brand with these valuable and highly recognizable partners, but more importantly they lead to engagement with our end consumers and ultimately to sales leads for our dealers. We believe that our associations with leading franchises and brands such as these reinforce the aspirational, high-performance attributes of our brand, allow us to reach a very large population of affluent, action-oriented consumers as well as new customers for our new products, and allow us to reinforce and expand our MasterCraft brand’s lifestyle positioning.

Our leading position in the performance sport boat category is further supported by our sponsorship of some of the most recognizable and successful athletes in water sports, as well as a number of highly visible competitions and events around the world. Our activities in this area serve to deepen the penetration of our brand within the professional and enthusiast community, while also supporting the growth of the sports. The events which we sponsor and in which we and our dealers participate feature the most popular figures in wakeboarding and water skiing, drawing large audiences of enthusiasts to a variety of sites around the country. Furthermore, we sponsor the #1, #2, #3, and #5 ranked professional wakeboarding athletes, the #1 and #2 ranked water ski jumpers, and the #4 and #5 ranked male and #3 and #5 ranked female water skiers, who all trust the performance of our boats to enhance their careers. In addition to the advertising generated by the athletes’ success in their sports, we also leverage our sponsorship of these athletes by having them attend boat shows and dealer events and appear in creative media events, in which they garner public relations interest, build our MasterCraft brand, and in many cases help sell our products directly to consumers.

We believe that our differentiated marketing capabilities and our multi-channel, content-driven marketing strategies align with our strategic focus on product innovation, performance, and quality to attract aspiring and enthusiast consumers to our brands and products. These exceptional sales and marketing efforts allow us to more effectively launch and support our products, help drive actionable sales leads for our dealers, and reinforce our MasterCraft brand and lifestyle attributes. Our sales and marketing efforts have contributed to an increase in our net sales from $137.3 million to $214.4 million from fiscal 2012 to fiscal 2015.

Sales

Our North American sales effort is led by Mr. Jay Povlin, our Vice President of Sales and Marketing, who joined us in 2013. The North American sales organization includes nine regional sales managers and four inside sales representatives.

Most of our domestic sales team has been with us for at least ten years. Our sales team is further supported by five international sales representatives.

Our sales organization’s primary role is to manage our network of existing dealers and work with them to increase sales of our products, as well as identifying and recruiting new and replacement dealers that we believe will provide enhanced sales and customer service for our end consumers. We employ proactive processes to monitor the health and performance of our dealers, and to help them improve their businesses and their sales of MasterCraft products. Our strategy is to improve the individual market shares of each of our dealers in their respective markets, and to add new dealers in new markets or replace dealers in existing markets where we believe we can achieve improved market share and customer service. We utilize regular performance reviews to drive improvement in underperforming dealers and to determine how to transition to new dealers when necessary. In addition, we employ a number of tools to assist our dealers in improving their performance, including product, sales, and service training, marketing materials and content, and direct interaction with prospective customers such as our factory concierge service. We encourage and expect our sales representatives to serve as advisors to our dealers, and believe this proactive sales approach leads to better dealer relationships and higher sales of our products.

Manufacturing

All of our boats are designed, manufactured, and lake-tested in our Vonore, Tennessee facility. We are the only boat manufacturer to achieve compliance with all three of the ISO 9001 (Quality Management Systems), 14001 (Environmental Management Systems), and 18001 (International Occupational Health and Safety Management System) standards. The rigorous attention to detail with which we design and manufacture our products results in boats of high quality, which allows us to offer a “stem-to-stern” five-year warranty that comprehensively covers more parts of our boats than warranties offered by any of our competitors. In recognizing our operational excellence, Industry Week selected us as one of the 12 finalists for their North America cross-industry Best Manufacturing award in October 2014.

Our boats are built through a continuous flow manufacturing process that encompasses fabrication, assembly, quality management, and testing. Each boat is produced over a six and a half day cycle that includes the fabrication of the hull and deck through gelcoat application and fiberglass lamination, grinding and hole cutting, installation of components, rigging, finishing, detailing, and on-the-water testing. We manufacture certain components and subassemblies for our boats, such as upholstery, and procure other components from third-party vendors and install them on the boat. We have several exclusive supplier partnerships for critical purchased components, such as aluminum billet, towers, engine packages, and audio components. We also build custom trailers that match the exact size and color of our boats.

Our manufacturing efforts are led by our Chief Operating Officer, Shane Chittum, who joined us in June 2011 following nine years in manufacturing roles in the automotive industry, supported by a workforce of approximately 470 employees. Our culture of continuous improvement is aptly captured in one of our core operating principles: “Seek Perfection.” Our operations team maintains tight control over all aspects of the process, starting with cross-functional sales planning processes to maximize model mix, daily layered boat audits while products are moving down the line, and real time supervisor-level variance reporting and quality checks that stop the line if defects are identified. These efforts have generated a 49.2% improvement in total plant first-time quality throughput from fiscal 2013 to fiscal 2015, as well as a Customer Satisfaction Index, a nationally recognized measure of customer satisfaction, above the national average for the third consecutive year in fiscal 2015.

In addition, we sponsor a number of best practices programs, including:

Ideas Implemented.  Using tools to identify and reduce waste, employees standardize improvement in their work procedures and implement countermeasures to problems identified daily. This program led to 10,395 employee improvement suggestions implemented in calendar year 2014.

Kaizen.  We chartered and began 14 different continuous workplace improvement, or Kaizen, projects in fiscal 2015 that use cross-functional teams to improve value and reduce waste in a defined narrow scope of work flow or process. These projects, which take one month to complete on average, have generated improvements including cost savings, improved quality, increased output, and additional capacity.

Lean Academy.  We have institutionalized learning in our organization by teaching employees to utilize efficient tools and processes, which we refer to as “lean.” The program has various degrees of development and bronze, silver, and gold certification levels. Participants from all areas of our company, including manufacturing, product development, and all administrative departments, learn lean manufacturing to enable them to reduce waste and become lean leaders.

Our active management process has led to the institution of a number of manufacturing and quality control initiatives on the factory floor, such as the implementation of parts bar coding for improved inventory control, the deployment of automated resin counters for greater materials control, a reduction in the number of mold sets used in the manufacturing process to increase run-rates, and an automated quality control system that creates a “birth certificate” for every boat throughout our 2,500-check manufacturing process. We have recorded over one million consecutive man-hours without a lost-time accident as of June 30, 2015, an accomplishment that we believe has reduced workers’ compensation claims and warranty costs as our most-experienced employees continue to remain on the job. The continuous improvement in efficiency we have achieved is illustrated by an increase in the average number of boats built per work day in fiscal 2014, while our model mix has grown and skewed increasingly toward larger, higher-contented boats, and our quality has improved dramatically.

Product Development and Engineering

We are strategically and financially committed to innovation, as reflected in our dedicated product development and engineering group and evidenced by our track record of new product introduction. Our product development and engineering group comprises 17 professionals. These individuals bring to our product development efforts significant expertise across core disciplines, including boat design, computer-aided design, naval engineering, electrical engineering, and mechanical engineering. They are responsible for execution of all facets of our new product strategy, starting with design and development of new boat models and innovative features, engineering these designs for manufacturing, and integrating new boats and innovations into production without disruption, at high quality, on time and on budget. Our product development and engineering functions are led by our Chief Operating Officer, with significant engagement from our Chief Executive Officer as well as a Strategic Portfolio Management Team which includes senior leadership from Sales, Marketing and Finance, all working together to develop our long-term product and innovation strategies.

We take a disciplined approach to the management of our product development strategy. We have structured processes to obtain voices of the customer, dealer, and management to guide our long-term product lifecycle and portfolio planning. In addition, extensive testing and coordination with our manufacturing group are important elements of our product development process, which we believe enable us to leverage the lessons from past launches and minimize the risk associated with the release of new products. We have developed a strategy to launch at least three new models each year, which will allow us to renew our product portfolio with innovative offerings at a rate that we believe will be difficult for our competitors to match without significant additional capital investments. In addition to our new product strategy, we manage a separate innovation development process which allows us to design innovative new features for our boats in a disciplined manner and to launch these innovations in a more rapid time frame and with higher quality. These newly implemented processes have reduced the time to market for our new product pipeline from approximately 15.5 months to approximately 10.5 months since fiscal 2012.

Our research and development center is equipped with computer assisted design (“CAD”) workstations for design development and computer numerically controlled tool paths for molds and parts. The CAD system allows for integration of vendor design resources to improve accuracy and reduce development time. The CAD system also provides flexibility to change fundamental design characteristics through the elimination of iterative prototyping processes and lowers new product development costs through acceleration of the development cycle. Furthermore, the CAD system also allows much greater precision in use of materials and assembly, reducing warranty and manufacturing start-up costs. Models are tested under extreme conditions to validate performance, safety, failure limits, and design intention. After a boat successfully completes validation, it is ready for final pricing, marketing, scheduling, and production. Our product development expense for fiscal 2015, fiscal 2014 and for fiscal 2013 was $3.0 million, $2.7 million, and $2.8 million, respectively.

Suppliers

We purchase a wide variety of raw materials from our supplier base, including resins, fiberglass, hydrocarbon feedstocks, and steel, as well as product parts and components such as engines and electronic controls, through a sales order process. We maintain long-term contracts with preferred suppliers and informal arrangements with other suppliers. We have not experienced any material shortages in any of our raw materials, product parts, or components. Temporary shortages, when they do occur, usually involve manufacturers of these products adjusting model mix, introducing new product lines, or limiting production in response to an industry-wide reduction in boat demand.

Since 2012 we have focused on developing our supply chain to enable cost improvement, world-class quality, and continuous product innovation. We have engaged our top suppliers in collaborative preferred supplier relationships and have developed processes including annual cost reduction targets, regular reliability projects, and extensive product testing requirements to ensure that our suppliers produce at low cost and to the highest levels of quality expected of the MasterCraft brand. These collaborative efforts begin at the design stage, with our key suppliers integrated into design and development planning well in advance of launch, which allows us to control costs and to leverage the expertise of our suppliers in developing product innovations. Aided by our proactive engagement and supplier development processes, approximately 50% of our preferred suppliers are ISO certified. We believe these collaborative relationships with our most important suppliers have contributed to our significant improvements in product quality, innovation, and profitability since 2012.

The most significant components used in manufacturing our boats, based on cost, are engine packages. We maintain a strong and long-standing relationship with our primary supplier of engine packages, Ilmor, whose affiliates produce engines used in a number of leading racing boats and race cars. Ilmor maintains a full-time customer service and warranty staff located at our office, resulting in extremely efficient management of all engine-related matters, mitigating potential warranty risk. As of June 30, 2015, we represented one of Ilmor’s largest customers. We work closely with Ilmor to remain at the forefront of engine design, performance, and manufacturing. Engine packages are the most expensive single item input in the boat-building process and we believe our long-term relationship with Ilmor is a key competitive advantage.

Transportation

We utilize third party logistics and transportation services to deliver our boats to our dealer network. We secure trailer loads of one to four boats at our manufacturing facility. Our third party logistics partners transport them to our domestic dealers or to port for international shipments, generally within one week. A select few dealers near our manufacturing facility have elected to manage transportation and arrange for boats to be picked up directly from our manufacturing facility. Following delivery to port, international shipments are transferred to a third party logistics provider who schedules them for shipment via ocean freight to their destination country. For all products title and risk of loss pass to the dealer at the time the products leave MasterCraft’s factory unless a bill-and-hold transaction is requested by the dealer.

Information Technology

Over the last several years, we have made a significant investment in information technology. Our information technology strategy is to fully integrate IT into our business processes and planning initiatives, including not only our internal information management and communications processes but also our marketing and dealer management efforts. Our IT team has been integral to our marketing efforts through functionality such as the “Build-a-Boat” and “Factory Tour” features of our website, helping us to develop stronger engagement between us and our end consumers. In addition, our IT infrastructure is an essential component of our dealer management initiatives, allowing for efficient and timely communications with our dealers and a transparent and effective system for dealer orders and production planning. We will continue to invest in our IT infrastructure in order to continue to leverage technology in support of our product development, manufacturing, and marketing strategies.

Insurance and Product Warranties

We purchase insurance to cover standard risks in our industry, including policies that cover general products liability, workers’ compensation, auto liability, and other casualty and property risks. Our insurance rates are based on our safety record as well as trends in the insurance industry. We also maintain workers’ compensation insurance and auto insurance policies that are retrospective in that the cost per year will vary depending on the frequency and severity of claims in the policy year.

We face an inherent risk of exposure to product liability claims in the event that, among other things, the use of our products results in injury. With respect to product liability coverage, we carry customary insurance coverage. Our coverage involves self-insured retentions with primary and excess liability coverage above the retention amount. We have the ability to refer claims to our suppliers and their insurers to pay the costs associated with any claims arising from such suppliers’ products. Our insurance covers such claims that are not adequately covered by a supplier’s insurance and provides for excess secondary coverage above the limits provided by our suppliers.

We provide product warranties for our Star Series, XSeries, and NXT boats. The high quality and durability of our products allow us to offer a “stem-to-stern” five-year warranty that comprehensively covers more parts of our boats than warranties offered by any of our competitors. During the warranty period, we reimburse dealers and MasterCraft authorized service facilities for all or a portion of the cost of repair or replacement performed on the products (mainly composed of parts or accessories provided by us and labor costs incurred by dealers or MasterCraft authorized service facilities). Some materials, components or parts of the boat that are not covered by our product warranties are separately warranted by their manufacturers or suppliers. These other warranties include warranties covering engines, among other components.

Intellectual Property

We rely on a combination of patent, trademark, and copyright protection, trade secret laws, confidentiality procedures, and contractual provisions to protect our rights in our brand, products, and proprietary technology. We are also attempting to protect our vessel designs through design registrations. This is an important part of our business and we intend to continue protecting our intellectual property. We currently hold six U.S. patents, including a design patent for a swivel board rack design, a utility patent for an integrated light and tow-line attachment, and the Gen 2 surf system technology which is the only surf system that is custom designed for each hull and allows users to customize a four-zone, 20-foot long wake to rider preferences using a sophisticated-yet-easy-to-use interface. Provided that we comply with all statutory maintenance requirements, one of our patents is expected to expire in 2016 and the remaining patents are expected to expire after 2021. We also hold 11 pending U.S. patent applications (including two provisional applications) and two pending foreign patent applications. We also own in excess of 70 registered trademarks in various countries around the world, most notably the MasterCraft name and logo and the Star Series, XSeries, and NXT product family names, and we own several applications for additional registrations. Such trademarks may endure in perpetuity on a country-by-country basis provided that we comply with all statutory maintenance requirements, including continued use of each trademark in each such country. In addition, we own 38 registered U.S. copyrights. Finally, we have applied to register certain vessel hull designs with the U.S. Copyright Office.

From time to time, we are involved in intellectual property litigation, either accusing third parties of infringing our intellectual property rights, or defending against third-party claims that we are infringing the intellectual property of others. We are not currently involved in any outstanding intellectual property litigation that we believe, individually or in the aggregate, will have a material adverse effect on our business, financial condition, or results of operations. However, we cannot predict the outcome of any pending or future litigation, and an unfavorable outcome could have an adverse impact on our business, financial condition, or results of operations.

Competition

The powerboat industry, including the performance sport boat category, is highly fragmented, resulting in intense competition for customers and dealers. Competition affects our ability to succeed in both the market segments we currently serve and new market segments that we may enter in the future. We compete with several large manufacturers that may have greater financial, marketing, and other resources than we do. We also compete with a wide variety of small privately held independent manufacturers. Competition in our industry is based primarily on brand name, price, innovative features, design, and product performance. Please see Item 1A, “Risk Factors” — Risks Related to Our Business — Our industry is characterized by intense competition, which affects our sales and profits.

Seasonality

Our operating results are subject to annual and seasonal fluctuations resulting from a variety of factors, including:

•

seasonal variations in retail demand for boats, with a significant majority of sales occurring during peak boating season, which we attempt to manage by providing incentive programs and floor plan subsidies to encourage dealer purchases throughout the year;

•

product mix, which is driven by boat model mix and higher option order rates; while sales of all of our boats generate comparable margins, sales of larger boats and boats with optional content produce higher absolute profits;

•	inclement weather, which can affect production at our manufacturing facility as well as consumer demand;

•	competition from other performance sports boat manufacturers; and

•	general economic conditions.

Research and Development

Research and development expenditures for fiscal 2015, 2014, and 2013 were $3.0 million, $2.7 million and $2.8 million, respectively.

Environmental, Safety, and Regulatory Matters

Our operations are subject to extensive and frequently changing federal, state, local, and foreign laws and regulations, including those concerning product safety, environmental protection, and occupational health and safety. We believe that our operations and products are generally in compliance with these regulatory requirements. We have received certificates from third-party accreditors of compliance with the ISO 9001 (Quality Management Systems), 14001 (Environmental Management Systems), and 18001 (International Occupational Health and Safety Management System) standards. Historically, the cost of achieving and maintaining compliance with applicable laws and regulations has not been material. However, we cannot assure you that future costs and expenses required for us to comply with such laws and regulations, including any new or modified regulatory requirements, or to address newly discovered environmental conditions, will not have a material adverse effect on our business, financial condition, operating results, or cash flow.

We have not been notified of and are otherwise currently not aware of any contamination at our current or former facilities for which we could be liable under environmental laws or regulations and we currently are not undertaking any remediation or investigation activities in connection with any contamination. However, future spills or accidents or the discovery of currently unknown conditions or non-compliances may give rise to investigation and remediation obligations or related liabilities and damage claims, which may have a material adverse effect on our business, financial condition, operating results, or cash flow.

The regulatory programs that impact our business include the following:

Hazardous Substance and Waste Regulations

Certain materials used in our manufacturing, including the resins used in production of our boats, are toxic, flammable, corrosive, or reactive and are classified by the federal and state governments as “hazardous materials.” Control of these substances is regulated by the Environmental Protection Agency (EPA) and state pollution control agencies under the federal Resource Conservation and Recovery Act, and related state programs. Storage of these materials must be maintained in appropriately labelled and monitored containers, and disposal of wastes requires completion of detailed waste manifests and recordkeeping requirements. Any failure by us to properly store or dispose of our hazardous materials could result in liability, including fines, penalties, or obligations to investigate and remediate any contamination originating from our operations.

OSHA

The Occupational Safety and Health Administration (OSHA) Act imposes standards of conduct for and regulates workplace safety, including limits on the amount of emissions to which an employee may be exposed without the need for respiratory protection or upgraded plant ventilation. Our facilities are regularly inspected by OSHA and by state and local inspection agencies and departments. We believe that our facilities comply in all material aspects with these regulations. In fiscal 2014, our injury and incident rate was 2.0 “OSHA Recordables” injuries per 100,000 man-hours compared to a national industrial average of 3.3 OSHA Recordables injuries per 100,000 man-hours. We have made a considerable investment in safety awareness programs and provide ongoing safety training for all of our employees. We have implemented a program that requires frequent safety inspections of our facilities by managers and an internal safety committee. The safety committee, which is led by a dedicated Health and Safety professional, prepares a monthly action plan based on its findings.

Clean Air Act

The Clean Air Act (the “CAA”) and corresponding state rules regulate emissions of air pollutants. Because our manufacturing operations involve molding and coating of fiberglass materials, which involves the emission of certain volatile organic compounds, hazardous air pollutants, and particulate matter, we are required to maintain and comply with a CAA operating permit (or “Title V” permit). Our Title V Permit requires us to monitor our emissions and periodically certify that our emissions are within specified limits. To date, we have not had material difficulty complying with those limits.

In addition to the regulation of our manufacturing operations, the EPA has adopted regulations stipulating that many marine propulsion engines meet an air emission standard that requires fitting a catalytic converter to the engine. The engines used in our products, all of which are manufactured by third parties, are warrantied by the manufacturers to be in compliance with the EPA’s emission standards. The additional cost of complying with these regulations has increased our cost to purchase the engines and, accordingly, has increased the cost to manufacture our products.

If we are not able to pass these additional costs along to our customers, it may have a negative impact on our business and financial condition.

Boat Safety Standards

Powerboats sold in the U.S. must be manufactured to meet the standards of certification required by the U.S. Coast Guard. In addition, boats manufactured for sale in the European Community must be certified to meet the European Community’s imported manufactured products standards. These certifications specify standards for the design and construction of powerboats. We believe that all of our boats meet these standards. In addition, safety of recreational boats is subject to federal regulation under the Boat Safety Act of 1971, which requires boat manufacturers to recall products for replacement of parts or components that have demonstrated defects affecting safety. In the past, we have instituted recalls for defective component parts produced by us or certain of our third-party suppliers. None of these recalls has had a material adverse effect on our Company.

Employees

We believe we maintain excellent relations with our employees, treating them as business partners and focusing on building their careers. We have approximately 470 employees as of June 30, 2015, of whom more than 30% have been with us for ten or more years. Our employees are fully integrated into our continuous improvement culture and are empowered to seek out waste reduction and cost improvement opportunities throughout our manufacturing process. This engagement resulted in 10,395 employee suggestions being implemented for operating improvements during calendar year 2014. None of our employees are represented by a labor union, and since our founding in 1968, we have never experienced a labor-related work stoppage.

Other Information

We were incorporated under the laws of the State of Delaware under the name MCBC Holdings, Inc. on January 28, 2000. In July 2015, we completed an initial public offering of our common stock. We maintain a website with the address www.mastercraft.com. We are not including the information contained in our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available, free of charge through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports as soon as reasonably practicable after we electronically file these materials with, or otherwise furnish them to, the SEC.

ITEM 1A.RISK FACTORS.

RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as other information in this Form 10-K, before deciding whether to invest in shares of our common stock. The occurrence of any of the events described below could harm our business, financial condition, results of operations, and growth prospects. In such an event, the trading price of our common stock may decline and you may lose all or part of your investment.

Risks Related to Our Business

General economic conditions, particularly in the U.S., affect our industry, demand for our products and our business, and results of operations.

Demand for premium sport boat brands has been significantly influenced by weak economic conditions, low consumer confidence, high unemployment, and increased market volatility worldwide, especially in the U.S. In times of economic uncertainty and contraction, consumers tend to have less discretionary income and tend to defer or avoid expenditures for discretionary items, such as our products. Sales of our products are highly sensitive to personal discretionary spending levels. Our business is cyclical in nature and its success is impacted by economic conditions, the overall level of consumer confidence and discretionary income levels. Any substantial deterioration in general economic conditions that diminishes consumer confidence or discretionary income may reduce our sales and materially adversely affect our business, financial condition and results of operations. We cannot predict the duration or strength of an economic recovery, either in the U.S. or in the specific markets where we sell our products. Corporate restructurings, layoffs, declines in the value of investments and residential real estate, higher gas prices, higher interest rates, and increases in federal and state taxation may each materially adversely affect our business, financial condition, and results of operations.

Consumers often finance purchases of our products. Although consumer credit markets have improved, consumer credit market conditions continue to influence demand, especially for boats, and may continue to do so. There continue to be fewer lenders, tighter underwriting and loan approval criteria, and greater down payment requirements than in the past. If credit conditions worsen, and adversely affect the ability of consumers to finance potential purchases at acceptable terms and interest rates, it could result in a decrease in the sales of our products.

Our annual and quarterly financial results are subject to significant fluctuations depending on various factors, many of which are beyond our control.

Our sales and operating results can vary significantly from quarter to quarter and year to year depending on various factors, many of which are beyond our control. These factors include, but are not limited to:

•	seasonal consumer demand for our products;
•	discretionary spending habits;
•	changes in pricing in, or the availability of supply in, the used powerboat market;
•	failure to maintain a premium brand image;
•	disruption in the operation of our manufacturing facilities;
•	variations in the timing and volume of our sales;

•	the timing of our expenditures in anticipation of future sales;
•	sales promotions by us and our competitors;
•	changes in competitive and economic conditions generally;
•	consumer preferences and competition for consumers’ leisure time;
•	impact of unfavorable weather conditions;
•	changes in the cost or availability of our labor; and
•	increased fuel prices.

Due to these and other factors, our results of operations may decline quickly and significantly in response to changes in order patterns or rapid decreases in demand for our products. We anticipate that fluctuations in operating results will continue in the future.

Unfavorable weather conditions may have a material adverse effect on our business, financial condition, and results of operations, especially during the peak boating season.

Adverse weather conditions in any year in any particular geographic region may adversely affect sales in that region, especially during the peak boating season. Sales of our products are generally stronger just before and during spring and summer, which represent the peak boating months in most of our markets, and favorable weather during these months generally has a positive effect on consumer demand. Conversely, unseasonably cool weather, excessive rainfall, reduced rainfall levels, or drought conditions during these periods may close area boating locations or render boating dangerous or inconvenient, thereby generally reducing consumer demand for our products. Our annual results would be materially and adversely affected if our net sales were to fall below expected seasonal levels during these periods. We may also experience more pronounced seasonal fluctuation in net sales in the future as we continue to expand our businesses. Additionally, to the extent that unfavorable weather conditions are exacerbated by global climate change or otherwise, our sales may be affected to a greater degree than we have previously experienced. There can be no assurance that weather conditions will not have a material effect on the sales of any of our products.

We depend on our network of independent dealers, face increasing competition for dealers, and have little control over their activities.

Substantially all of our sales are derived from our network of independent dealers. We have agreements with the dealers in our network that typically provide for one-year terms, although some agreements have a term of up to three years. For fiscal 2015, our top ten dealers accounted for 35% of our total units sold. The loss of a significant number of these dealers could have a material adverse effect on our financial condition and results of operations. The number of dealers supporting our products and the quality of their marketing and servicing efforts are essential to our ability to generate sales. Competition for dealers among performance sport boat manufacturers continues to increase based on the quality, price, value, and availability of the manufacturers’ products, the manufacturers’ attention to customer service, and the marketing support that the manufacturer provides to the dealers. We face intense competition from other performance sport boat manufacturers in attracting and retaining dealers, affecting our ability to attract or retain relationships with qualified and successful dealers. Although our management believes that the quality of our products in the performance sport boat industry should permit us to maintain our relationships with our dealers and our market share position, there can be no assurance that we will be able to maintain or improve our relationships with our dealers or our market share position. In addition, independent dealers in the powerboat industry have experienced significant consolidation in recent years, which could result in the loss of one or more of our dealers in the future if the surviving entity in any such consolidation purchases similar products from a competitor. A substantial deterioration in the number of dealers or quality of our network of dealers would have a material adverse effect on our business, financial condition, and results of operations.

Our success depends, in part, upon the financial health of our dealers and their continued access to financing.

Because we sell nearly all of our products through dealers, their financial health is critical to our success. Our business, financial condition, and results of operations may be adversely affected if the financial health of the dealers that sell our products suffers. Their financial health may suffer for a variety of reasons, including a downturn in general economic conditions, rising interest rates, higher rents, increased labor costs and taxes, compliance with regulations, and personal financial issues.

In addition, our dealers require adequate liquidity to finance their operations, including purchases of our products. Dealers are subject to numerous risks and uncertainties that could unfavorably affect their liquidity positions, including, among other things, continued access to adequate financing sources on a timely basis on reasonable terms. These sources of financing are vital to our ability to sell products through our distribution network. Access to floor plan financing generally facilitates our dealers’ ability to purchase boats from us, and their financed purchases reduce our working capital requirements. If floor plan financing were not available to our dealers, our sales and our working capital levels would be adversely affected. The availability and terms of financing offered by our dealers’ floor plan financing providers will continue to be influenced by:

•	their ability to access certain capital markets and to fund their operations in a cost-effective manner;

•	the performance of their overall credit portfolios;

•	their willingness to accept the risks associated with lending to dealers; and

•	the overall creditworthiness of those dealers.

In April 2015, General Electric Company announced its intentions to sell most of the assets and financing businesses of its GE Capital unit, including the primary provider of financing for our floor plan program. There is no assurance that this provider will continue to provide floor plan financing services after such a sale or that they would continue to provide such services on the terms which have been available to us historically.

We may be required to repurchase inventory of certain dealers.

Many of our dealers have floor plan financing arrangements with third-party finance companies that enable the dealers to purchase our products. In connection with these agreements, we may have an obligation to repurchase our products from a finance company under certain circumstances, and we may not have any control over the timing or amount of any repurchase obligation nor have access to capital on terms acceptable to us to satisfy any repurchase obligation. This obligation is triggered if a dealer defaults on its debt obligations to a finance company, the finance company repossesses the boat and the boat is returned to us. Our obligation to repurchase a repossessed boat for the unpaid balance of our original invoice price for the boat is subject to reduction or limitation based on the age and condition of the boat at the time of repurchase, and in certain cases, by an aggregate cap on repurchase obligations associated with a particular floor plan financing program. During fiscal 2015, we repurchased nine units under a repurchase obligation.  All of the units were re-sold.  We have only incurred a single loss on a finance company mandated repurchase since fiscal 2010 totaling approximately $75,000. There is no assurance that a dealer will not default on the terms of a credit line in the future. In addition, applicable laws regulating dealer relations may also require us to repurchase our products from our dealers under certain circumstances, and we may not have any control over the timing or amount of any repurchase obligation nor have access to capital on terms acceptable to us to satisfy any repurchase obligation. If we were obligated to repurchase a significant number of units under any repurchase agreement or under applicable dealer laws, our business, operating results, and financial condition could be adversely affected.

If we fail to manage our manufacturing levels while still addressing the seasonal retail pattern for our products, our business and margins may suffer.

The seasonality of retail demand for our products, together with our goal of balancing production throughout the year, requires us to manage our manufacturing and allocate our products to our dealer network to address anticipated retail demand. Our dealers must manage seasonal changes in consumer demand and inventory. If our dealers reduce their inventories in response to weakness in retail demand, we could be required to reduce our production, resulting in lower rates of absorption of fixed costs in our manufacturing and, therefore, lower margins. As a result, we must balance the economies of level production with the seasonal retail sales pattern experienced by our dealers. Failure to adjust manufacturing levels adequately may have a material adverse effect on our financial condition and results of operations.

We have a large fixed cost base that will affect our profitability if our sales decrease.

The fixed cost levels of operating a powerboat manufacturer can put pressure on profit margins when sales and production decline. Our profitability depends, in part, on our ability to spread fixed costs over a sufficiently large number of products sold and shipped, and if we make a decision to reduce our rate of production, gross or net margins could be negatively affected. Consequently, decreased demand or the need to reduce production can lower our ability to absorb fixed costs and materially impact our financial condition or results of operations.

Our industry is characterized by intense competition, which affects our sales and profits.

The performance sport boat category and the powerboat industry as a whole are highly competitive for consumers and dealers. We also compete against consumer demand for used boats. Competition affects our ability to succeed in both the markets we currently serve and new markets that we may enter in the future. Competition is based primarily on brand name, price, product selection, and product performance. We compete with several large manufacturers that may have greater financial, marketing, and other resources than we do and who are represented by dealers in the markets in which we now operate and into which we plan to expand. We also compete with a variety of small, independent manufacturers. We cannot assure you that we will not face greater competition from existing large or small manufacturers or that we will be able to compete successfully with new competitors. Our failure to compete effectively with our current and future competitors would adversely affect our business, financial condition, and results of operations.

Our sales may be adversely impacted by increased consumer preference for used boats or the supply of new boats by competitors in excess of demand.

During the economic downturn that commenced in 2008, we observed a shift in consumer demand toward purchasing more used boats, primarily because prices for used boats are typically lower than retail prices for new boats. If this were to continue or occur again, it could have the effect of reducing demand among retail purchasers for our new boats. Also, while we have taken steps designed to balance production volumes for our boats with demand, our competitors could choose to reduce the price of their products, which could have the effect of reducing demand for our new boats. Reduced demand for new boats could lead to reduced sales by us, which could adversely affect our business, results of operations, and financial condition.

Our sales and profitability depend, in part, on the successful introduction of new products.

Market acceptance of our products depends on our technological innovation and our ability to implement technology in our boats. Our sales and profitability may be adversely affected by difficulties or delays in product development, such as an inability to develop viable or innovative new products. Our failure to introduce new technologies and product offerings that consumers desire could adversely affect our business, financial condition, and results of operations. Also, we have been able to achieve higher margins in part as a result of the introduction of new features or enhancements to our existing boat models. If we fail to introduce new features or those we introduce fail to gain market acceptance, our margins may suffer.

In addition, some of our direct competitors and indirect competitors may have significantly more resources to develop and patent new technologies. It is possible that our competitors will develop and patent equivalent or superior technologies and other products that compete with ours. They may assert these patents against us and we may be required to license these patents on unfavorable terms or cease using the technology covered by these patents, either of which would harm our competitive position and may materially adversely affect our business.

We also cannot be certain that our products or features have not infringed or will not infringe the proprietary rights of others. Any such infringement could cause third parties, including our competitors, to bring claims against us, resulting in significant costs and potential damages.

Our international markets require significant management attention, expose us to difficulties presented by international economic, political, legal, and business factors, and may not be successful or produce desired levels of sales and profitability.

We currently sell our products throughout the world. International markets have been, and will continue to be, a focus for sales growth. We believe many opportunities exist in the international markets, and over time we intend for international sales to comprise a larger percentage of our total revenue. Several factors, including weakened international economic conditions, could adversely affect such growth and there can be no assurance that we will be able to sustain our current international sales levels in the future. The expansion of our existing international operations and entry into additional international markets require significant management attention. Some of the countries in which we market, and in which our distributors or licensee(s) sell our products, are subject to political, economic, or social instability. Our international operations expose us and our representatives, agents, and distributors to risks inherent in operating in foreign jurisdictions. These risks include, but are not limited to:

•	increased costs of customizing products for foreign countries;

•	unfamiliarity with local demographics, consumer preferences, and discretionary spending patterns;

•	difficulties in attracting customers due to a reduced level of customer familiarity with our brand;

•	competition with new, unfamiliar competitors;

•

the imposition of additional foreign governmental controls or regulations, including rules relating to environmental, health, and safety matters and regulations, and other laws applicable to publicly-traded companies, such as the Foreign Corrupt Practices Act, or the FCPA;

•	new or enhanced trade restrictions and restrictions on the activities of foreign agents, representatives, and distributors;

•

the imposition of increases in costly and lengthy import and export licensing and other compliance requirements, customs duties and tariffs, license obligations, and other non-tariff barriers to trade;

•	the relative strength of the U.S. dollar compared to local currency, making our products less price-competitive relative to products manufactured outside of the U.S.;

•	laws and business practices favoring local companies;

•	longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

•	difficulties in enforcing or defending intellectual property rights; and

•	insurrection or war that may disrupt or limit our relationships with our foreign customers.

Our international operations may not produce desired levels of total sales, or one or more of the foregoing factors may harm our business, financial condition, or results of operations.

Fluctuations in foreign currency exchange rates could result in declines in our reported sales and net earnings.

The changing relationships of primarily the U.S. dollar to the Canadian dollar, the Australian dollar, the Euro, the British Pound Sterling, the Japanese yen, and certain other foreign currencies have from time to time had a negative impact on our results of operations. Fluctuations in the value of the U.S. dollar relative to these foreign currencies can adversely affect the price of our products in foreign markets, the costs we incur to import certain components for our products, and the translation of our foreign balance sheets. In addition, we will often attempt to offset these higher prices with increased discounts, which can lead to reduced net sales per unit.

We compete with a variety of other activities for consumers’ scarce leisure time.

Our boats are used for recreational and sport purposes, and demand for our boats may be adversely affected by competition from other activities that occupy consumers’ leisure time and by changes in consumer lifestyle, usage pattern, or taste. Similarly, an overall decrease in consumer leisure time may reduce consumers’ willingness to purchase and enjoy our products.

Our success depends upon the continued strength of our brand and the value of our brand, and sales of our products could be diminished if we, the athletes who use our products, or the sports and activities in which our products are used are associated with negative publicity.

We believe that our brand is a significant contributor to the success of our business and that maintaining and enhancing our brand is important to expanding our consumer and dealer base. Failure to continue to protect our brand may adversely affect our business, financial condition, and results of operations.

Negative publicity, including that resulting from severe injuries or death occurring in the sports and activities in which our products are used, could negatively affect our reputation and result in restrictions, recalls, or bans on the use of our products. Further, actions taken by athletes associated with our products that harm the reputations of those athletes could also harm our brand image and adversely affect our financial condition. If the popularity of the sports and activities for which we design, manufacture, and sell products were to decrease as a result of these risks or any negative publicity, sales of our products could decrease, which could have an adverse effect on our net sales, profitability, and operating results. In addition, if we become exposed to additional claims and litigation relating to the use of our products, our reputation may be adversely affected by such claims, whether or not successful, including by generating potential negative publicity about our products, which could adversely impact our business and financial condition.

Our expansion into the entry-level segment may not be successful and may present increased risks, which could affect our profitability.

In January 2014 we introduced the MasterCraft NXT line, which is marketed to the entry-level consumer, and recently continued this line with the launch of the NXT22 in April 2015. We may face new competition, different consumer tastes, and other factors that could affect our success in entering this segment. In addition, while the NXT line has a similar gross margin to our other offerings, these boats have lower net sales per unit and lower priced option packages, which could lead to a reduction in our gross profit. In addition, it is possible that new consumers could choose to purchase the lower price entry-level model instead of a higher priced model. As a result, our expansion into the entry- level segment may be less profitable than our existing models or we could fail to penetrate this segment. If we do not successfully execute our plans to enter the entry-level segment, our business, financial condition, or results of operations could be adversely affected.

We may not be able to execute our manufacturing strategy successfully, which could cause the profitability of our products to suffer.

Our manufacturing strategy is designed to improve product quality and increase productivity, while reducing costs and increasing flexibility to respond to ongoing changes in the marketplace. To implement this strategy, we must be successful in our continuous improvement efforts, which depend on the involvement of management, production employees, and suppliers. Any inability to achieve these objectives could adversely impact the profitability of our products and our ability to deliver desirable products to our consumers.

Our ability to meet our manufacturing workforce needs is crucial to our results of operations and future sales and profitability.

We rely on the existence of an available hourly workforce to manufacture our boats. We cannot assure you that we will be able to attract and retain qualified employees to meet current or future manufacturing needs at a reasonable cost, or at all. Although none of our employees are currently covered by collective bargaining agreements, we cannot assure you that our employees will not elect to be represented by labor unions in the future, which could increase our labor costs. Additionally, competition for qualified employees could require us to pay higher wages to attract a sufficient number of employees. Significant increases in manufacturing workforce costs could materially adversely affect our business, financial condition, or results of operations.

We rely on third-party suppliers and, in particular, a single supplier of the engine packages used in the manufacturing of our boats.

We depend on third-party suppliers to provide components and raw materials essential to the construction of our boats. While we believe that our relationships with our current suppliers are sufficient to provide the materials necessary to meet present production demand, we cannot assure you that these relationships will continue or that the quantity or quality of materials available from these suppliers will be sufficient to meet our future needs, irrespective of whether we successfully implement our growth strategy. Our manufacturing operations increased production in 2014 and are expected to continue to do so in 2015, and consequently, we expect that our need for raw materials and supplies will increase. Our suppliers must be prepared to ramp up operations and, in many cases, hire additional workers and/or expand capacity in order to fulfill the orders placed by us and other customers. Operational and financial difficulties that our suppliers may face in the future could adversely affect their ability to supply us with the parts and components we need, which could significantly disrupt our operations.

The availability and cost of engines used in the manufacture of our boats are especially critical. For fiscal 2014 and fiscal 2015, we purchased all of the engine packages for our MasterCraft brand boats from Ilmor Engineering, Inc. (“Ilmor”). While we believe that our relationship with Ilmor is sufficient to provide the materials necessary to meet present production demand, there can be no assurance that it will continue or that the quantity or quality of the engines provided will be sufficient to meet our future needs, irrespective of whether we successfully implement our growth strategy. If we are required to replace Ilmor as our engine supplier, it could cause a decrease in products available for sale or an increase in the cost of goods sold, either of which could adversely affect our business, financial condition, and results of operations.

In addition to the risk of interruption of our engine supply, Ilmor could potentially exert significant bargaining power over price, quality, warranty claims, or other terms relating to the engines we use. We are required to purchase a minimum volume of engines from Ilmor annually or pay a penalty to Ilmor in order to maintain our exclusivity. While these minimums are significantly below our current volumes, there can be no assurance that we will continue to meet these minimums in the future.

Termination or interruption of informal supply arrangements could have a material adverse effect on our business or results of operations.

We have informal supply arrangements with some of our suppliers, including the sole supplier of our gas and ballast tanks. In the event of a termination of a supply arrangement, there can be no assurance that alternate supply arrangements will be made on satisfactory terms. If we need to enter into supply arrangements on unsatisfactory terms, or if there are any delays to our supply arrangements, it could adversely affect our business and operating results.

We depend upon key personnel and we may not be able to retain them or attract, assimilate, and retain highly qualified employees in the future.

Our future success will depend in significant part upon the continued service of our senior management team and our continuing ability to attract, assimilate, and retain highly qualified and skilled managerial, product development, manufacturing, marketing, and other personnel. The loss of the services of any members of our senior management or other key personnel or the inability to hire or retain qualified personnel in the future could adversely affect our business, financial condition, and results of operations.

We may attempt to grow our business through acquisitions or strategic alliances and new partnerships, which we may not be successful in completing or integrating.

We may in the future explore acquisitions and strategic alliances that will enable us to acquire complementary skills and capabilities, offer new products, expand our consumer base, enter new product categories or geographic markets, and obtain other competitive advantages. We cannot assure you, however, that we will identify acquisition candidates or strategic partners that are suitable to our business, obtain financing on satisfactory terms, complete acquisitions or strategic alliances, or successfully integrate acquired operations into our existing operations. Once integrated, acquired operations may not achieve anticipated levels of sales or profitability, or otherwise perform as expected. Acquisitions also involve special risks, including risks associated with unanticipated challenges, liabilities and contingencies, and diversion of management attention and resources from our existing operations. Similarly, our partnership with leading franchises from other industries to market our products or with third-party technology providers to introduce new technology to the market may not achieve anticipated levels of consumer enthusiasm and acceptance, or achieve anticipated levels of sales or profitability, or otherwise perform as expected.

Our intellectual property rights may be inadequate to protect our business.

We attempt to protect our intellectual property through a combination of patent, trademark, copyright, protected design, and trade secret laws. We hold patents, trademarks, copyrights, and design rights relating to various aspects of our products and believe that proprietary technical know-how is important to our business. Proprietary rights relating to our products are protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents, trademarks, or copyrights, to the extent they are protected designs, or to the extent they are maintained in confidence as trade secrets.

We cannot be certain that we will be issued any patents from any pending or future patent applications owned by or licensed to us, or that the claims allowed under any issued patents will be sufficiently broad to protect our technology. Further, the patents we own could be challenged, invalidated, or circumvented by others. Further, we cannot assure you that competitors will not infringe our patents, or that we will have adequate resources to enforce our patents.

We also rely on unpatented proprietary technology. It is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets and other proprietary information, we require employees, consultants, advisors, and collaborators to enter into confidentiality agreements. We cannot assure you that these agreements will provide meaningful protection for our trade secrets, know-how, or other proprietary information in the event of any unauthorized use, misappropriation, or disclosure of such trade secrets, know-how, or other proprietary information. If we are unable to maintain the proprietary nature of our technologies, we could be materially adversely affected.

Further, we have attempted to protect certain of our vessel hull designs by seeking to register those designs with the United States Copyright Office. We cannot assure you that our applications will be approved. If approved, protection of the vessel design lasts ten years. However, our protected vessel hull designs could be challenged, invalidated, or circumvented by others. Further, we cannot assure you that competitors will not infringe our designs, or that we will have adequate resources to enforce our rights.

We rely on our trademarks, trade names, and brand names to distinguish our products from the products of our competitors, and have registered or applied to register many of these trademarks. We cannot assure you that our trademark applications will be approved. Third parties may also oppose our trademark applications, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing new brands. Further, we cannot assure you that competitors will not infringe our trademarks, or that we will have adequate resources to enforce our trademarks.

If third parties claim that we infringe upon their intellectual property rights, our financial condition could be adversely affected.

We face the risk of claims that we have infringed third parties’ intellectual property rights. For instance, on June 29, 2015, Malibu Boats, LLC (“Malibu”) filed a complaint in the United States District Court for the Eastern District of Tennessee alleging that our Gen 2 surf system and NXT surf system infringe a Malibu patent relating to Malibu’s wake surf technology. For more information, see Item 3. “Legal Proceedings.” Any claims of patent or other intellectual property infringement, even those without merit, could be expensive and time consuming to defend, cause us to cease making, licensing, or using products that incorporate the challenged intellectual property, require us to redesign, reengineer, or rebrand our products, if feasible, divert management’s attention and resources, or require us to enter into royalty or licensing agreements in order to obtain the right to use a third party’s intellectual property. Any royalty or licensing agreements, if required, may not be available to us on acceptable terms or at all. A successful claim of infringement against us could result in our being required to pay significant damages, enter into costly license or royalty agreements, or stop the sale of certain products, any of which could have a negative impact on our business, financial condition, and results of operations. While we are not currently involved in any outstanding intellectual property litigation that we believe, individually or in the aggregate, will have a material adverse effect on our business, financial condition, or results of operations, we cannot predict the outcome of any pending litigation and an unfavorable outcome could have an adverse impact on our business, financial condition, or results of operations.

Product liability, warranty, personal injury, property damage, and recall claims may materially affect our financial condition and damage our reputation.

We are engaged in a business that exposes us to claims for product liability and warranty claims in the event our products actually or allegedly fail to perform as expected, or the use of our products results, or is alleged to result, in property damage, personal injury, or death. We have in the past incurred such liabilities and may in the future be exposed to liability for such claims. Although we maintain product and general liability insurance of the types and in the amounts that we believe are customary for the industry, we are not fully insured against all such potential claims. We may experience legal claims in excess of our insurance coverage or claims that are not covered by insurance, either of which could adversely affect our business, financial condition, and results of operations. Adverse determination of material product liability and warranty claims made against us could have a material adverse effect on our financial condition and harm our reputation. In addition, if any of our products are, or are alleged to be, defective, we may be required to participate in a recall of that product if the defect or alleged defect relates to safety. These and other claims we may face could be costly to us and require substantial management attention.

Significant product repair and/or replacement due to product warranty claims or product recalls could have a material adverse impact on our results of operations.

We provide a limited warranty for a period of five years. We may provide longer warranties related to certain promotional programs, as well as longer warranties in certain geographical markets as determined by local regulations and market conditions. Although we employ quality control procedures, sometimes a product is distributed that needs repair or replacement. Our standard warranties require us or our dealers to repair or replace defective products during such warranty periods at no cost to the consumer. Historically, product recalls have been administered through our dealers and distributors. The repair and replacement costs we could incur in connection with a recall could adversely affect our business. In addition, product recalls could harm our reputation and cause us to lose customers, particularly if recalls cause consumers to question the safety or reliability of our products.

The nature of our business exposes us to workers’ compensation claims and other workplace liabilities.

Certain materials we use require our employees to handle potentially hazardous or toxic substances. While our employees who handle these and other potentially hazardous or toxic materials receive specialized training and wear protective clothing, there is still a risk that they, or others, may be exposed to these substances. Exposure to these substances could result in significant injury to our employees and damage to our property or the property of others, including natural resource damage. Our personnel are also at risk for other workplace- related injuries, including slips and falls. We have in the past been, and may in the future be, subject to fines, penalties, and other liabilities in connection with any such injury or damage. Although we currently maintain what we believe to be suitable and adequate insurance in excess of our self- insured amounts, we may be unable to maintain such insurance on acceptable terms or such insurance may not provide adequate protection against potential liabilities.

We may be subject to information technology system failures, network disruptions, and breaches in data security.

We use many information technology systems and their underlying infrastructure to operate our business. The size and complexity of our computer systems make them potentially vulnerable to breakdown, malicious intrusion, and random attack. Likewise, data privacy breaches by employees or others with permitted access to our systems may pose a risk that sensitive data may be exposed to unauthorized persons or to the public. While we have invested in protection of data and information technology, there can be no assurance that our efforts will prevent breakdowns or breaches in our systems that could adversely affect our business.

An increase in energy costs may materially adversely affect our business, financial condition, and results of operations.

Higher energy costs result in increases in operating expenses at our manufacturing facility and in the expense of shipping products to our dealers. In addition, increases in energy costs may adversely affect the pricing and availability of petroleum-based raw materials, such as resins and foams that are used in our products. Also, higher fuel prices may have an adverse effect on demand for our boats, as they increase the cost of ownership and operation.

We are subject to U.S. and other anti-corruption laws, trade controls, economic sanctions, and similar laws and regulations, including those in the jurisdictions where we operate. Our failure to comply with these laws and regulations could subject us to civil, criminal, and administrative penalties and harm our reputation.

Doing business on a worldwide basis requires us to comply with the laws and regulations of various foreign jurisdictions. These laws and regulations place restrictions on our operations, trade practices, partners, and investment decisions. In particular, our operations are subject to U.S. and foreign anti-corruption and trade control laws and regulations, such as the FCPA, export controls, and economic sanctions programs, including those administered by the U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC. As a result of doing business in foreign countries and with foreign partners, we are exposed to a heightened risk of violating anti-corruption and trade control laws and sanctions regulations.

The FCPA prohibits us from providing anything of value to foreign officials for the purpose of obtaining or retaining business or securing any improper business advantage. It also requires us to keep books and records that accurately and fairly reflect our transactions.

Economic sanctions programs restrict our business dealings with certain sanctioned countries, persons, and entities. In addition, because we act through dealers and distributors, we face the risk that our dealers, distributors, or consumers might further distribute our products to a sanctioned person or entity, or an ultimate end-user in a sanctioned country, which might subject us to an investigation concerning compliance with OFAC or other sanctions regulations.

Violations of anti-corruption and trade control laws and sanctions regulations are punishable by civil penalties, including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts, and revocations or restrictions of licenses, as well as criminal fines and imprisonment. We cannot assure you that all of our local, strategic, or joint partners will comply with these laws and regulations, in which case we could be held liable for actions taken inside or outside of the U.S., even though our partners may not be subject to these laws. Such a violation could materially and adversely affect our reputation, business, results of operations and financial condition. Our continued international expansion, including in developing countries, and our development of new partnerships and joint venture relationships worldwide increase the risk of FCPA or OFAC violations in the future.

If we are unable to comply with environmental and other regulatory requirements, our business may be exposed to material liability and/or fines.

Our operations are subject to extensive and frequently changing federal, state, local, and foreign laws and regulations, including those concerning product safety, environmental protection, and occupational health and safety. Some of these laws and regulations require us to obtain permits, and limit our ability to discharge hazardous materials into the environment. If we fail to comply with these requirements, we may be subject to civil or criminal enforcement actions that could result in the assessment of fines and penalties, obligations to conduct remedial or corrective actions, or, in extreme circumstances, revocation of our permits or injunctions preventing some or all of our operations. In addition, the components of our boats must meet certain regulatory standards, including stringent air emission standards for boat engines. Failure to meet these standards could result in an inability to sell our boats in key markets, which would adversely affect our business. Moreover, compliance with these regulatory requirements could increase the cost of our products, which in turn, may reduce consumer demand.

While we believe that we are in material compliance with applicable federal, state, local, and foreign regulatory requirements, and hold all licenses and permits required thereunder, we cannot assure you that we will, at all times, be able to continue to comply with applicable regulatory requirements. Compliance with increasingly stringent regulatory and permit requirements may, in the future, cause us to incur substantial capital costs and increase our cost of operations, or may limit our operations, all of which could have a material adverse effect on our business or financial condition.

As with most boat construction businesses, our manufacturing processes involve the use, handling, storage, and contracting for recycling or disposal of hazardous substances and wastes. The failure to manage or dispose of such hazardous substances and wastes properly could expose us to material liability or fines, including liability for personal injury or property damage due to exposure to hazardous substances, damages to natural resources, or for the investigation and remediation of environmental conditions. Under environmental laws, we may be liable for remediation of contamination at sites where our hazardous wastes have been disposed or at our current or former facilities, regardless of whether such facilities are owned or leased or whether the environmental conditions were created by us, a prior owner or tenant, or a third-party. While we do not believe that we are presently subject to any such liabilities, we cannot assure you that environmental conditions relating to our prior, existing, or future sites or operations or those of predecessor companies will not have a material adverse effect on our business or financial condition.

A natural disaster, the effects of climate change, or other disruptions at our manufacturing facility could adversely affect our business, financial condition, and results of operations.

We rely on the continuous operation of our only manufacturing facility in Vonore, Tennessee for the production of our products. Any natural disaster or other serious disruption to our facility due to fire, snow, flood, earthquake, or any other unforeseen circumstance could adversely affect our business, financial condition, and results of operations. Changes in climate could adversely affect the Company’s operations by limiting or increasing the costs associated with equipment or fuel supplies. In addition, adverse weather conditions, such as increased frequency and/or severity of storms, or floods could impair our ability to operate by damaging our facilities and equipment or restricting product delivery to customers. The occurrence of any disruption at our manufacturing facility, even for a short period of time, may have an adverse effect on our productivity and profitability, during and after the period of the disruption. These disruptions may also cause personal injury and loss of life, severe damage to or destruction of property and equipment, and environmental damage. Although we maintain property, casualty, and business interruption insurance of the types and in the amounts that we believe are customary for the industry, we are not fully insured against all potential natural disasters or other disruptions to our manufacturing facility.

Increases in income tax rates or changes in income tax laws or enforcement could have a material adverse impact on our financial results.

Changes in domestic and international tax legislation could expose us to additional tax liability. Although we monitor changes in tax laws and work to mitigate the impact of proposed changes, such changes may negatively impact our financial results. In addition, any increase in individual income tax rates, such as those implemented in the U.S. at the beginning of 2013, would negatively affect our potential consumers’ discretionary income and could decrease the demand for our products.

Our credit facilities contain covenants which may limit our operating flexibility; failure to comply with covenants may result in our lenders restricting or terminating our ability to borrow under such credit facilities.

In the past, we have relied upon our existing credit facilities to provide us with adequate liquidity to operate our business. The availability of borrowing amounts under our credit facilities is dependent upon compliance with the debt covenants set forth in our credit agreement. Violation of those covenants, whether as a result of operating losses or otherwise, could result in our lenders restricting or terminating our borrowing ability under our credit facilities. If our lenders reduce or terminate our access to amounts under our credit facilities, we may not have sufficient capital to fund our working capital and other needs, and we may need to secure additional capital or financing to fund our operations or to repay outstanding debt under our credit facilities. We cannot assure you that we will be successful in ensuring the availability of amounts under our credit facilities or in raising additional capital, or that any amount, if raised, will be sufficient to meet our cash needs or will be on terms as favorable as those which have been available to us historically. If we are not able to maintain our ability to borrow under our credit facilities, or to raise additional capital when needed, our business and operations will be materially and adversely affected.

Risks Relating to Ownership of our Common Stock

You may be diluted by future issuances of common stock in connection with our incentive plans, acquisitions, or otherwise; future sales of such shares in the public market, or the expectations that such sales may occur, could lower our stock price.

Our amended and restated certificate of incorporation authorizes us to issue shares of common stock and options, rights, warrants, and appreciation rights relating to common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise.

We have reserved shares for issuance under the Amended and Restated MCBC Holdings, Inc. 2015 Incentive Award Plan in an amount equal to 2,458,633 shares. On May 29, 2015, we granted 841,584 shares of restricted stock under the 2015 Incentive Award Plan and, in connection with our initial public offering, we granted equity awards under the 2015 Incentive Award Plan covering a total of 184,932 shares of common stock. Any common stock that we issue, including under our 2015 Incentive Award Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership of holders of our common stock.  The share data gives effect to the 11.139-for-1 stock split consummated on July 22, 2015 in connection with our initial public offering.

In connection with our initial public offering, we and our officers and directors and substantially all of our existing equity stockholders have agreed, subject to certain exceptions, that, without the prior written consent of Robert W. Baird & Co. Incorporated (“Baird”) and Raymond James & Associates, Inc. (“Raymond James”) on behalf of the underwriters, we and they will not, during the period ending 180 days after the date of our prospectus filed in connection with our initial public offering (i) offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, lend, or otherwise transfer or dispose of, directly or indirectly, any shares of common stock or any securities convertible into or exercisable or exchangeable for shares of common stock; (ii) file any registration statement with the SEC relating to the offering of any shares of common stock or any securities convertible into or exercisable or exchangeable for common stock; or (iii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of common stock. Baird and Raymond James, in their sole discretion, may release the common stock and other securities subject to the lock-up agreements described above in whole or in part at any time with or without notice.

The market price of our common stock may decline significantly when the restrictions on resale by our existing stockholders lapse. A decline in the price of our common stock might impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities.

In connection with the completion of our initial public offering, we entered into a Registration Rights Agreement with our existing owners. Any sales in connection with the Registration Rights Agreement, or the prospect of any such sales, could materially impact the market price of our common stock and could impair our ability to raise capital through future sales of equity securities. For a further description of our Registration Rights Agreement, see Item 13 “Certain Relationships and Related Party Transactions and Director Independence.”

Our common stock price may be volatile or may decline regardless of our operating performance

It is possible that an active trading market for our common stock will not be sustained, which could make it difficult for you to sell your shares of common stock at an attractive price or at all.

Volatility in the market price of our common stock may prevent you from being able to sell your shares at or above the price you paid for them. Many factors, which are outside our control, may cause the market price of our common stock to fluctuate significantly, including those described elsewhere in this “Risk Factors” section and this Form 10-K, as well as the following:

•	our operating and financial performance and prospects;

•	our quarterly or annual earnings or those of other companies in our industry compared to market expectations;

•	conditions that impact demand for our services;

•	future announcements concerning our business or our competitors’ businesses;

•	the public’s reaction to our press releases, other public announcements, and filings with the SEC;

•	the size of our public float;

•	coverage by or changes in financial estimates by securities analysts or failure to meet their expectations;

•	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	changes in laws or regulations that adversely affect our industry or us;

•	changes in accounting standards, policies, guidance, interpretations, or principles;

•	changes in senior management or key personnel;

•	issuances, exchanges or sales, or expected issuances, exchanges or sales of our capital stock;

•	changes in our dividend policy;

•	adverse resolution of new or pending litigation against us; and

•

changes in general market, economic, and political conditions in the U.S. and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war, and responses to such events.

As a result, volatility in the market price of our common stock may prevent investors from being able to sell their common stock at or above the price they paid for it or at all. These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance. In addition, price volatility may be greater if the public float and trading volume of our common stock is low. As a result, you may suffer a loss on your investment.

Wayzata has substantial control over us including over decisions that require the approval of stockholders, and its interest in our business may conflict with yours.

Wayzata holds a majority of the voting power of our common stock. Accordingly, Wayzata, acting alone, has the ability to approve or disapprove substantially all transactions and other matters submitted to a vote of our stockholders, such as a merger, consolidation, dissolution or sale of all or substantially all of our assets, the issuance or redemption of certain additional equity interests, and the election of directors. These voting rights may enable Wayzata to consummate transactions that may not be in the best interests of holders of our common stock or, conversely, prevent the consummation of transactions that may be in the best interests of holders of our common stock.

In addition, Wayzata is in the business of making or advising on investments in companies and may hold, and may from time to time in the future acquire interests in or provide advice to, businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. Wayzata may also pursue acquisitions that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.

We are a “controlled company” within the meaning of NASDAQ listing requirements and, as a result, will qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such corporate governance requirements.

Because of the voting power over our Company held by Wayzata, we are considered a “controlled company” for the purposes of the NASDAQ listing requirements. As such, we are exempt from certain corporate governance requirements of NASDAQ, including (i) the requirement that a majority of the board of directors consist of independent directors, (ii) the requirement that director nominees be selected or recommended to the board of directors by a majority of independent directors or a nominating and corporate governance committee that is composed entirely of independent directors, (iii) the requirement that we have a compensation committee that is composed entirely of independent directors, and (iv) the requirement for an annual performance evaluation of the nominating and corporate governance and compensation committees.

The corporate governance requirements and specifically the independence standards are intended to ensure that directors who are considered independent are free of any conflicting interest that could influence their actions as directors. We  have elected to utilize certain exemptions afforded to a “controlled company.” As a result, we will not be required to have a majority of the board of directors consist of independent directors, we will not be required to have a nominating and corporate governance committee composed entirely of independent directors, we will not be required to have a compensation committee composed entirely of independent directors, and we will not be required to conduct annual performance evaluations of the nominating and corporate governance and compensation committees. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of NASDAQ.

We do not intend to pay dividends on our common stock for the foreseeable future.

While we have paid dividends in the past, we presently have no intention to pay dividends on our common stock at any time in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions, and other factors that our board of directors may deem relevant. Certain of our debt instruments contain covenants that restrict the ability of our subsidiaries to pay dividends to us. In addition, we will be permitted under the terms of our debt instruments to incur additional indebtedness, which may restrict or prevent us from paying dividends on our common stock. Furthermore, our ability to declare and pay dividends may be limited by instruments governing future outstanding indebtedness we may incur.

Delaware law and certain provisions in our amended and restated certificate of incorporation may prevent efforts by our stockholders to change the direction or management of our Company.

We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change of control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and our amended and restated by-laws contain provisions that may make the acquisition of our company more difficult without the approval of our board of directors, including, but not limited to, the following:

•	our board of directors is classified into three classes, each of which serves for a staggered three-year term;

•	only our board of directors may call special meetings of our stockholders;

•	our stockholders have only limited rights to amend our by-laws; and

•	we require advance notice and duration of ownership requirements for stockholder proposals.

These provisions could discourage, delay, or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and cause us to take other corporate actions you desire. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team.

For as long as we are an emerging growth company, we will not be required to comply with certain reporting requirements, including those relating to accounting standards and disclosure about our executive compensation, that apply to other public companies.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, (i) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and (iii) exemptions from the requirements of holding a non-binding advisory vote on executive compensation and of stockholder approval of any golden parachute payments not previously approved. We have elected to adopt these reduced disclosure requirements. We cannot predict if investors will find our common stock less attractive as a result of our taking advantage of these exemptions and as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We could remain an “emerging growth company” for up to five years or until the earliest of (a) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (b) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed fiscal quarter, and (c) the date on which we have issued more than $1 billion in non-convertible debt securities during the preceding three-year period.

The obligations associated with being a public company require significant resources and management attention, which may divert us from our business operations.

As a result of our initial public offering, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. The Exchange Act requires that we file annual, quarterly, and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. As a result, we have and will continue to incur significant legal, accounting, and other expenses that we did not previously incur.

In addition, the need to establish the corporate infrastructure demanded of a public company may divert management’s attention from implementing our business strategy, which could prevent us from improving our business, results of operations, and financial condition. We have made, and will continue to make, changes to our internal controls, including information technology controls, and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. If we do not continue to develop and implement the right processes and tools to manage our changing enterprise and maintain our culture, our ability to compete successfully and achieve our business objectives could be impaired, which could negatively impact our business, financial condition, and results of operations. In addition, we cannot predict or estimate the amount of additional costs we may incur to comply with these requirements. We anticipate that these costs will materially increase our general and administrative expenses.

Furthermore, as a public company, we have and will continue to incur additional legal, accounting, and other expenses that have not been reflected in our historical financial statements. In addition, rules implemented by the SEC and NASDAQ have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. These rules and regulations result in our incurring legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to maintain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to maintain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, on our board committees, or as executive officers.

Our failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act as a public company could have a material adverse effect on our business and share price.

Prior to the completion of our initial public offering, we had not operated as a public company and were not required to independently comply with Section 404(a) of the Sarbanes-Oxley Act. Section 404(a) of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we would expect to file with the SEC. We anticipate being required to meet these standards in the course of preparing our financial statements as of and for the year ended June 30, 2016, and our management will be required to report on the effectiveness of our internal control over financial reporting for such year. Additionally, once we are no longer an emerging growth company, as defined by the JOBS Act, our independent registered public accounting firm will be required pursuant to Section 404(b) of the Sarbanes-Oxley Act to attest to the effectiveness of our internal control over financial reporting on an annual basis. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. We are in the process of reviewing, documenting, and testing our internal control over financial reporting, but we are not currently in compliance with, and we cannot be certain when we will be able to implement, the requirements of Section 404(a). We may encounter problems or delays in implementing any changes necessary to make a favorable assessment of our internal control over financial reporting. In addition, we may encounter problems or delays in completing the implementation of any requested improvements and receiving a favorable attestation in connection with the attestation to be provided by our independent registered public accounting firm after we cease to be an emerging growth company. If we cannot favorably assess the effectiveness of our internal control over financial reporting, or if our independent registered public accounting firm is unable to provide an unqualified attestation report on our internal controls after we cease to be an emerging growth company, investors could lose confidence in our financial information and the price of our common stock could decline.

Additionally, the existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations, and cause stockholders to lose confidence in our reported financial information, all of which could materially and adversely affect our business and share price.

If securities analysts do not publish research or reports about our company, or if they issue unfavorable commentary about us or our industry or downgrade our common stock, the price of our common stock could decline.

The trading market for our common stock will depend in part on the research and reports that third-party securities analysts publish about our company and our industry. We may be unable or slow to attract research coverage and if one or more analysts cease coverage of our company, we could lose visibility in the market. In addition, one or more of these analysts could downgrade our common stock or issue other negative commentary about our company or our industry. As a result of one or more of these factors, the trading price of our common stock could decline.

ITEM 1B.UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.PROPERTIES.

All of our boats are designed, manufactured, and lake-tested at our 252,000-square-foot manufacturing facility located on approximately 60 acres of lakefront land we own in Vonore, Tennessee. In addition, we lease a 60,000 square-foot facility in Vonore where we manufacture our trailers, and a 3,000 square-foot warehouse facility in West Yorkshire, England for warehousing of aftermarket parts.

ITEM 3.LEGAL PROCEEDINGS.

Legal Proceedings

On June 29, 2015, Malibu Boats, LLC (“Malibu”) filed a complaint in the United States District Court for the Eastern District of Tennessee alleging that our Gen 2 Surf System and NXT Surf System infringe a Malibu patent relating to Malibu’s wake surf technology. The complaint seeks trebled damages in an unspecified amount, attorneys’ fees and an injunction against future infringement. We do not believe that Malibu’s claims have merit and we intend to defend against these claims vigorously.

The nature of our business ordinarily results in a certain amount of claims, litigation, and legal and administrative proceedings. Although we have developed policies and procedures to minimize the impact of legal noncompliance and other disputes, litigation and regulatory actions present an ongoing risk. Our insurance has deductibles and will likely not cover all litigation or other proceedings or the costs of defense. When and as we determine we have meritorious defenses to the claims asserted against us, we vigorously defend against such claims. We will consider settlement of claims when, in management’s judgment and in consultation with counsel, it is in the best interests of the Company to do so. Although we are not currently involved in any outstanding litigation that we believe, individually or in the aggregate, will have a material adverse effect on our business, financial condition, or results of operations, we cannot predict the outcome of any pending litigation, and an unfavorable outcome could have an adverse impact on our business, financial condition, or results of operations.

ITEM 4.MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has been publicly traded on the NASDAQ Global Market under the symbol “MCFT” since July 17, 2015. Prior to that time, there was no public market for our common stock. As a result, we have not set forth quarterly information with respect to the high and low prices for our common stock or provided a performance graph. On September 14, 2015, the last reported sale price of our common stock was $15.09.

Holders of Record

As of September 14, 2015, we had approximately 8 holders of record of our common stock.

Dividend Policy

We presently intend to retain our earnings, if any, to finance the development and growth of our business and operations and do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future. On March 13, 2015, we paid a one-time distribution in the aggregate of $44 million to our stockholders in connection with our entry into a second amendment to our Senior Secured Credit Facility (as defined in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” — Liquidity and Capital Resources — Senior Secured Credit Facility). See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” — Recapitalization Transactions.

Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our operating results, financial condition, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant. In addition, our Senior Secured Credit Facility contains restrictions that restrict our ability to pay cash dividends. See Item 1A “Risk Factors” — Risks Relating to Ownership of Our Common Stock — We do not intend to pay dividends on our common stock for the foreseeable future.

Use of Proceeds

In July 2015, we completed our initial public offering pursuant to a registration statement on Form S-1 (File No. 333-203815), which the SEC declared effective on July 16, 2015. Pursuant to the registration statement, we registered the offer and sale of 6,071,429 shares of common stock with an aggregate offering price of approximately $91.1 million. In our initial public offering, we issued and sold 6,071,429 shares of common stock (exclusive of 910,714 shares of common stock sold by the selling stockholders pursuant to the exercise of an overallotment option granted to the underwriters in connection with the offering) at a public offering price of $15.00 per share, for aggregate gross offering proceeds of $91.1 million. Baird and Raymond James acted as joint lead book-running managers for the offering, Wells Fargo Securities acted as a book-running manager, and KeyBanc Capital Markets and Wunderlich acted as co-managers. The offering terminated after all registered securities had been sold.

The aggregate net proceeds received by us from our initial public offering were $82.1 million, after deducting underwriting discounts and commissions and offering expenses payable by us. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates.

As of June 30, 2015, the Company had not received any proceeds from the offering, which closed on July 22, 2015. There has been no material change in the expected use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on July 17, 2015.

Stock Split

The share and price-per-share information give effect to the Company’s 11.139-for-1 stock split consummated on July 22, 2015 in connection with the Company’s initial public offering.

ITEM 6.SELECTED FINANCIAL DATA.

The selected historical consolidated financial data and other data of MCBC Holdings, Inc. set forth below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, each of which is included elsewhere in this Form 10-K.

We derived the consolidated statement of operations for the fiscal years ended June 30, 2015, June 30, 2014 and June 30,  2013 and our consolidated balance sheet data as of June 30, 2015 and 2014 from our audited consolidated financial statements and related notes included elsewhere in this Form 10-K. We derived the consolidated statement of operations for the fiscal year ended June 30, 2012 and our consolidated balance sheet data as of June 30, 2012 from unaudited consolidated financial statements that have not been included in this Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future.  Share and per share data gives effect to the 11.139-for-1 stock split consummated on July 22, 2015 in connection with our initial public offering.

		Fiscal Year Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2013	2012
	(Dollars in thousands, except for shares and per share amounts)
Consolidated statement of operations:
Net sales	$214,386	$177,587	$162,009	$137,317
Cost of sales	163,220	139,975	131,303	121,892
Gross profit	51,166	37,612	30,706	15,425
Operating expenses:
Selling and marketing	8,552	8,837	7,948	9,639
General and administrative	18,472	9,960	10,518	9,477
Impairment losses	—	—	—	5,200
Loss on disposal	—	—	—	718
Amortization of intangible assets	222	221	222	421
Total selling, general and administrative expenses	27,246	19,018	18,688	25,455
Operating (loss) income	23,920	18,594	12,018	(10,030)
Other expense:
Interest expense, including related party amounts	(5,171)	(7,555)	(9,239)	(8,353)
Change in common stock warrant fair value	(6,621)	(2,526)	—	—
Income (loss) before income tax expense (benefit)	12,128	8,513	2,779	(18,383)
Income tax expense (benefit)	6,594	(11,414)	(37)	(2,051)
Net (loss) income	$5,534	$19,927	$2,816	$(16,332)
Weighted average shares used for computation of:
Basic(1)	11,139,000	11,139,000	11,139,000	11,139,000
Diluted(1)	11,862,699	11,182,264	11,139,000	11,139,000
Net (loss) income per common share:
Basic	$0.50	$1.79	$0.25	$(1.47)
Diluted	0.47	1.78	0.25	(1.47)
Consolidated balance sheet data:
Total assets	$89,676	$96,142	$87,153	$79,548
Total liabilities	131,929	99,929	110,869	106,103
Current portion of long-term debt	18,275	8,621	—	—
Long-term debt	60,487	57,359	75,300	73,371
Total debt	78,762	65,980	75,300	73,371
Total stockholders’ deficit	(42,253)	(3,787)	(23,716)	(26,555)
Additional financial and other data (unaudited):
Unit volume:
MasterCraft	2,547	2,135	1,949	1,720
Hydra-Sports	45	50	49	161
MasterCraft sales(2)	$199,907	$163,631	$148,750	$118,403
MasterCraft sales per unit	$78	$77	$76	$69
Gross margin	23.9%	21.2%	19.0%	11.2%
Adjusted EBITDA(3)	$31,540	$18,403	$11,813	$1,686
Adjusted net income (loss)(3)	$14,778	$5,361	$383	$(5,667)
Adjusted EBITDA margin(3)	15.8%	11.2%	7.9%	1.4%

(1)

The weighted average shares used for computation of basic and diluted earnings per common share gives effect to the 11.139-for-1stock split consummated on July 22, 2015 in connection with the Company’s initial public offering and excludes the 6,071,429 shares sold.

(2)	We define MasterCraft sales as net sales less net sales associated with Hydra-Sports.
(3)

Adjusted EBITDA, Adjusted net income (loss) and Adjusted EBITDA margin are non-GAAP financial measures. We define Adjusted EBITDA margin as Adjusted EBITDA expressed as a percentage of MasterCraft sales.  For definitions of Adjusted EBITDA, Adjusted net income (loss) and a reconciliation of each to net income, see “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(4)	44

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read together with the sections entitled “Risk Factors,” “Selected Financial Data,” and the financial statements and the accompanying notes included elsewhere in this Form 10-K. The statements in this discussion and analysis regarding industry outlook, our expectations regarding the performance of our business, anticipated financial results, liquidity and the other non-historical statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the important factors described in “Risk Factors.” Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Overview

We are a world-renowned innovator, designer, manufacturer, and marketer of premium recreational sport boats, with a leading market position in the U.S., a strong international presence, and dealers in 40 countries around the world. Our boats are used for water skiing, wakeboarding, and wake surfing, as well as general recreational boating. Our robust product portfolio of performance sport boats are manufactured to the highest standards of quality, performance, and styling.

We sell our boats through an extensive network of independent dealers in North America and internationally. We partner with 90 North American dealers with 129 locations and 45 international dealers with 54 locations throughout the rest of the world. In fiscal 2015, 89.9% of our net sales were generated from North America and 10.1% of our net sales were generated from outside of North America.

In July 2015, we completed the initial public offering of our common stock, in which we issued and sold 6,071,429 shares of common stock (exclusive of 910,714 shares of common stock sold by the selling stockholders pursuant to the exercise of an overallotment option granted to the underwriters in connection with the offering) at a public offering price of $15.00 per share after giving effect to the 11.139-for-1 stock split consummated on July 22, 2015. The aggregate net proceeds received by us from our initial public offering were $82.1 million, after deducting underwriting discounts and commissions and offering expenses payable by us.

Outlook

Our sales are impacted by general economic conditions, which affect the demand for our products, the demand for optional features, the availability of credit for our dealers and retail consumers, and overall consumer confidence. The recreational boating industry was adversely affected by the economic downturn that commenced in 2008, but general economic improvement and higher consumer confidence in recent years have helped to drive increased consumer demand for powerboats. As the recovery in the general economy and overall boating industry has continued, the performance sport boat category in which we participate has experienced a robust recovery. According to SSI, new unit sales of performance sport boats in the U.S. increased at a CAGR of 13.3% from 2012 to 2014 while new unit sales of all fiberglass power boats increased at a CAGR of 1.9% in the U.S. over the same period.

While the performance sport boat category has grown in recent years, new unit sales remain significantly below historical peaks. While there is no guarantee that our market will continue to grow, we believe that due to increased consumer demand and limited used boat inventory, we are in the early stages of a recovery that presents a long runway for future growth. Performance sport boats have also continued to take share from other powerboat categories, in particular the sterndrive category, with new performance sport boat unit sales volume steadily increasing from 2002 through 2014 as a percentage of the total combined new unit sales volume of performance sport and sterndrive boats.

We believe our sales have grown as dealers and customers continue to recognize the superior quality, performance, styling, and value proposition of our recently released boats. We further believe that we are just starting to realize the market share benefits of the many recent initiatives that our new management team has implemented over the past two years. We have a defined set of planned product launches through September 2015, after which our entire product portfolio will have been renewed in the last four years, giving us the newest overall product offering in the performance sport boat category. We believe these factors strongly position us for growth in the coming periods. In particular, we anticipate our newly-developed MasterCraft NXT line of entry-level boats will further increase our market share as it represents our first offering in this market segment, which we believe accounts for approximately one-third of the performance sport boat category. We also expect to see market share gains from the launch of several additional new models, including the X20 and X23 and the recently announced X26. We believe our broad offering of boat models and features will continue to attract customers from our competitors, particularly in the performance sport boat and sterndrive categories, and will drive increased unit volume and market share gains.

Following completion of management changes in fiscal 2013, we revamped our manufacturing and product development processes. This led to operational efficiencies which have driven significant margin expansion despite lower average boat sale price increases than our competitors. These process improvements have lowered re-work costs, warranty claims, material waste, and inventory levels, significantly reducing our costs, and have improved on-time delivery rates from 54% in fiscal 2012 to 88% in fiscal 2014 and reaching 90% in fiscal 2015. These processes are now ingrained in the culture at MasterCraft, and have led to a company-wide focus on driving further gross margin expansion through continuous improvement. In addition, we have identified potential opportunities to further vertically integrate some of our manufacturing processes, which could lead to significant potential for additional margin expansion. Furthermore, since a large proportion of our costs are fixed, there is a strong correlation between an increase or decrease in our sales and an increase or decrease in our profitability. Our gross margin has increased from 11.2% in 2012 to 23.9% in 2015, and we believe we are well-positioned for further gross margin expansion as our sales continue to grow. Of course, our future results will continue to be subject to macro-economic factors beyond our control and the other risks discussed under “Risk Factors.”

Recent Transactions

Recapitalization Transactions

On March 13, 2015, we entered into a second amendment to our Senior Secured Credit Facility to, among other things, increase the borrowings under our Term Loan Facility from $50 million to $75 million and the commitments under our Revolving Credit Facility to $30 million (see “Liquidity and Capital Resources” — Senior Secured Credit Facility below). We used the proceeds of the increased Term Loan Facility borrowings, together with $20 million in borrowings under our Revolving Credit Facility and cash on hand, to fund a $44 million dividend distribution to our stockholders and pay related transaction fees and expenses. We refer to this amendment and the related distribution to our stockholders as the “Recapitalization Transactions.” As a result of the Recapitalization Transactions, the indebtedness of MasterCraft and its subsidiaries increased by $45 million. Upon completion of our initial public offering we repaid all outstanding borrowings under our $75 million Term Loan Facility and our borrowings under our $30 million Revolving Credit Facility, and we expect that our total indebtedness and per annum interest expense will decline accordingly.

Hydra-Sports

On June 30, 2012, we sold the trade name, tooling, certain machinery, and finished goods of our Hydra-Sports business to Hydra-Sports Custom Boats, LLC, an unaffiliated third party. We concurrently entered into an agreement with the purchaser to contract manufacture a specified number of Hydra-Sports models annually at established prices, using certain of the tooling and machinery assets sold to Hydra-Sports Custom Boats, LLC which remained in use by the Company at the Company’s manufacturing facility for the duration of the manufacturing contract. This manufacturing agreement expired on June 30, 2015 and we did not renew it. We are in the process of transferring all of the assets sold to Hydra-Sports Custom Boats, LLC from the Company’s manufacturing facility to Hydra-Sports Custom Boats, LLC. We sold 45, 50 and 49 Hydra-Sports boats under the manufacturing contract in fiscal years ended 2015, 2014 and 2013, respectively. Net sales attributable to Hydra-Sports were $14.5, million, $14.0 million and $13.3 million and operating income attributable to Hydra-Sports was $2.2 million, $1.6 million and $1.2 million in fiscal years ended 2015, 2014 and 2013, respectively.

Seasonality and Other Factors That Affect Our Business

Our operating results are subject to annual and seasonal fluctuations resulting from a variety of factors, including:

•

seasonal variations in retail demand for boats, with a significant majority of sales occurring during peak boating season, which we attempt to manage by providing incentive programs and floor plan subsidies to encourage dealer purchases throughout the year;

•

product mix, which is driven by boat model mix and higher option order rates; while sales of all of our boats generate comparable margins, sales of larger boats and boats with optional content produce higher absolute profits;

•	inclement weather, which can affect production at our manufacturing facility as well as consumer demand;

•	competition from other performance sports boat manufacturers; and

•	general economic conditions.

Key Performance Measures

•

From time to time we use certain key performance measures in evaluating our business and results of operations and we may refer to one or more of these key performance measures in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These key performance measures include:

•	Unit volume — We define unit volume as the number of our boats sold to our dealers during a period.

•	Net sales per unit — We define net sales per unit as net sales divided by unit volume.

•	Gross margin — We define gross margin as gross profit divided by net sales, expressed as a percentage.

•

Adjusted EBITDA — We define Adjusted EBITDA as earnings before interest expense, income taxes, depreciation, and amortization, as further adjusted to eliminate certain non-cash charges and unusual items that we do not consider to be indicative of our ongoing operations. For a reconciliation of Adjusted EBITDA to net income, see “Non-GAAP Measures” below.

•

Adjusted net income — We define Adjusted net income as net income excluding income tax expense (benefit) adjusted to eliminate certain non-cash charges and unusual items that we do not consider to be indicative of our ongoing operations and an adjustment for income tax expense at a normalized annual effective tax rate.  For a reconciliation of Adjusted net income, see “Non-GAAP Measures” below.

Components of Results of Operations

Net Sales

We generate sales from the sale of boats, trailers, and accessories to our dealers. The substantial majority of our net sales are derived from the sale of boats, including optional features included at the time of the initial wholesale purchase of the boat. Net sales consist of the following:

•	Gross sales, which are derived from:

•	Boat sales — sales of boats to our dealer network. In addition, nearly all of our boat sales include optional feature upgrades, which increase the average selling price of our boats; and

•	Trailers, parts and accessories, and other revenues — sales of boat trailers, replacement and aftermarket boat parts and accessories, and transportation charges to our dealer network.

•	Net of:

•

Dealer programs and flooring subsidies — incentives, including rebates and subsidized flooring, we provide to our dealers to drive volume and level dealer purchases throughout the year. If a dealer meets certain volume levels over the course of the year during certain defined periods, the dealer will be entitled to a specified rebate. These rebates change annually and include volume and exclusivity incentives. Dealers who participate in our floor plan financing program may be entitled to have their flooring costs subsidized by us to promote dealer orders in the offseason.

Cost of Sales

Our cost of sales includes all of the costs to manufacture our products, including raw materials, components, supplies, direct labor, and factory overhead. For components and accessories manufactured by third-party vendors, our costs are the amounts invoiced to us by the vendors. Cost of sales includes shipping and handling costs, depreciation expense related to manufacturing equipment and facilities, and warranty costs associated with the repair or replacement of our boats under warranty.

Operating Expenses

Our operating expenses include selling and marketing costs, general and administrative costs, impairment losses, depreciation, losses on disposal, and amortization costs. These items include personnel and related expenses, non-manufacturing overhead, and various other operating expenses. Further, selling and marketing expenditures include the cost of advertising and marketing materials. General and administrative expenses include, among other things, salaries, benefits, and other personnel related expenses for employees engaged in product development, engineering, finance, information technology, human resources, and executive management. Other costs include outside legal and accounting fees, investor relations, risk management (insurance), and other administrative costs.

Other Expense

Other expense includes interest expense, including related party amounts, and change in common stock warrant fair value. Interest expense, including related party amounts, consists of interest charged under our credit facilities, including interest paid to funds affiliated with Wayzata Investment Partners, deferred financing fees, and debt issuance costs written off in connection with the pay down of amounts owed on our credit facilities.

Income Tax Expense (Benefit)

Our accounting for income tax expense (benefit) reflects management’s assessment of future tax assets and liabilities based on assumptions and estimates for timing, likelihood of realization, and tax laws existing at the time of evaluation. We record a valuation allowance, when appropriate, to reduce deferred tax assets to an amount that is more likely than not to be realized.

Results of Operations

The consolidated statement of operations presented below should be read together with “Selected Consolidated Financial Data,” and our consolidated financial statements and related notes included elsewhere in this Form 10-K.

We derived the consolidated statement of operations for the fiscal years ended June 30, 2015, 2014 and 2013 and our consolidated balance sheets data as of June 30, 2015 and 2014 from our audited consolidated financial statements and related notes included elsewhere in this Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Fiscal Year Ended
	June 30,	June 30,	June 30,
	2015	2014	2013
		(Dollars in thousands)
Consolidated statement of operations:

Net sales	$214,386	$177,587	$162,009
Cost of sales	163,220	139,975	131,303
Gross profit	51,166	37,612	30,706
Operating expenses:
Selling and marketing	8,552	8,837	7,948
General and administrative	18,472	9,960	10,518
Amortization of intangible assets	222	221	222
Total selling, general and administrative expenses	27,246	19,018	18,688
Operating income	23,920	18,594	12,018
Other expense:
Interest expense, including related party amounts	(5,171)	(7,555)	(9,239)
Change in common stock warrant fair value	(6,621)	(2,526)	—
Income before income tax expense (benefit)	12,128	8,513	2,779
Income tax expense (benefit)	6,594	(11,414)	(37)
Net income	$5,534	$19,927	$2,816
Additional financial and other data (unaudited):
Unit volume:
MasterCraft	2,547	2,135	1,949
Hydra-Sports	45	50	49
MasterCraft sales(1)	$199,907	$163,631	$148,750
MasterCraft sales per unit	$78	$77	$76
Gross margin	23.9%	21.2%	19.0%

(1)	We define MasterCraft sales as net sales less net sales associated with Hydra-Sports.

Fiscal 2015 Compared to Fiscal 2014

Net Sales.  Our net sales for fiscal 2015 were $214.4 million, reflecting an increase of $36.8 million, or 20.7%, compared to $177.6 million for fiscal 2014. The increase in net sales was primarily due to an increase in MasterCraft unit volume of 412 units, or 19.3%. Net sales per unit increased by 1.3%, primarily driven by annual base price increases across all of our models and increased adoption of higher content option packages, including the Gen 2 surf system introduced in the second half of fiscal 2014, partially offset by increased sales of the MasterCraft NXT20, which carries a lower average sale price than our other models.

Cost of Sales.  Our cost of sales increased $23.2 million, or 16.6%, to $163.2 million for fiscal 2015 compared to $140.0 million for fiscal 2014. The increase in cost of sales resulted primarily from the 19.3% increase in unit volume, partially offset by a 2.3% decline in cost per unit. The reduction in cost per unit was primarily a result of lower material costs driven by higher sales of the NXT20, which has a lower material cost per unit, as well as engineering and manufacturing initiatives to reduce production costs. Overhead costs per unit were lower due to operating efficiencies and leverage on fixed costs.

Gross Profit.  For fiscal 2015, our gross profit increased $13.6 million, or 36.2%, to $51.2 million compared to $37.6 million for fiscal 2014. Gross margin increased to 23.9% for fiscal 2015 compared to 21.2% for fiscal 2014. The increase in gross margin resulted primarily from the cost reductions referenced above, increased sales of higher content option packages which increase average margins per unit, and operating leverage from increased unit sales.

Operating Expenses.  Selling and marketing expense decreased $0.2 million, or 2.3%, to $8.6 million for fiscal 2015 compared to $8.8 million for fiscal 2014, driven primarily by a decrease in marketing expenditures due to higher spending on digital marketing assets in the prior year, as well as reductions in dealer network training costs. General and administrative expense increased by $8.5 million, or 85.0%, to $18.5 million for fiscal 2015 compared to $10.0 million for fiscal 2014. The increase resulted primarily from $7.1 million of fees and expenses related to the Recapitalization Transactions and our initial public offering, which included $5.7 million of transaction bonuses related to the Recapitalization Transactions, as well as higher performance-based variable compensation and healthcare expense. Operating expenses, as a percentage of net sales, increased by 2.0 percentage points to 12.7% for fiscal 2015 compared to 10.7% for fiscal 2014 as a result of the increase in general and administrative expenses.

Other Expense.  Interest expense, including related party amounts decreased $2.4 million, or 31.6%, to $5.2 million for fiscal 2015 compared to $7.6 million for fiscal 2014. This decrease was driven by decreased interest expense due to lower cost of debt as a result of refinancing activity during fiscal 2014. Common stock warrant fair value increased $4.1 million to $6.6 million for fiscal 2015 compared to $2.5 million for fiscal 2014. This increase was a result of an increase to the fair value of the Restructuring Warrant issued to MCBC Acquisition, LLC to purchase 100,000 shares of common stock (the “Restructuring Warrant”) primarily due to our improved operating performance.

Income Tax Expense (Benefit).  Our income tax expense was $6.6 million for fiscal 2015, reflecting a reported effective tax rate of 54.3%, which differs from the statutory federal income tax rate of 35% primarily due to permanent differences relating to the change in fair value of the common stock warrant. Our income tax benefit was $11.4 million for fiscal 2014, which differs from the statutory federal income tax rate of 35% primarily due to the reversal of a valuation allowance for deferred tax assets.

Fiscal 2014 Compared to Fiscal 2013

Net Sales.  Our net sales for fiscal 2014 were $177.6 million, reflecting an increase of $15.6 million, or 9.6%, compared to $162 million for fiscal 2013. The increase in net sales was primarily due to increased unit volume of 187 units, or 9.4%. Net sales per unit were essentially flat as a shift in product mix to models with lower average sales prices, in particular higher sales of the newly launched ProStar model, which carries a lower average sales price than our other models, and reduced sales of the XStar, which carries a higher average sales price and a generally higher adoption of option packages than our other models, were offset by annual base price increases and increased adoption of higher content option packages, including the Gen 2 surf system introduced in the second half of fiscal 2014.

Cost of Sales.  Our cost of sales increased $8.7 million, or 6.6%, to $140 million for fiscal 2014 compared to $131.3 million for fiscal 2013. The increase in cost of sales was driven primarily by the 9.4% increase in unit volume, offset by a reduction in cost per unit resulting primarily from lower material costs due to the product mix changes described above and engineering and manufacturing initiatives to reduce production costs.

Gross Profit.  For fiscal 2014, our gross profit increased $6.9 million, or 22.5%, to $37.6 million compared to $30.7 million for fiscal 2013. Gross margin increased 2.2 percentage points to 21.2% for fiscal 2014 compared to 19% for fiscal 2013. The increase in gross margin resulted primarily from the cost reductions referenced above, as well as increased sales of higher content option packages which increase average margins per unit.

Operating Expenses.  Selling and marketing expense increased by $0.9 million, or 11.4%, to $8.8 million for fiscal 2014 compared to $7.9 million for fiscal 2013, primarily due to increased spending on dealer training for new product introductions as well as increased marketing expenses, in particular investments in digital assets for the MasterCraft website. General and administrative expense decreased by $0.5 million, or 4.8%, to $10 million for fiscal 2014 compared to $10.5 million for fiscal 2013 primarily due to reductions in general and administrative headcount. Operating expenses, as a percentage of net sales, decreased 0.8 percentage points to 10.7% for fiscal 2014 compared to 11.5% for fiscal 2013 as a result of the increase in net sales.

Other Expense.  Interest expense, including related party amounts decreased $1.6 million, or 17.4% to $7.6 million for fiscal 2014 compared to $9.2 million for fiscal 2013, driven by a reduction in interest expense due to lower debt balances and lower cost of debt as a result of refinancing activity during fiscal 2014. Change in common stock warrant fair value was $2.5 million in fiscal 2014 due to an increase in the fair value of the Restructuring Warrant driven primarily by our improved operating performance. Change in common stock warrant fair value was nil in fiscal 2013.

Income Tax Expense (Benefit).  Our income tax benefit was $11.4 million for fiscal 2014, resulting primarily from the reversal of a valuation allowance for deferred tax assets. Our income tax benefit was $0.04 million for fiscal 2013, resulting primarily from a full valuation allowance against deferred tax assets.

Non-GAAP Measures

We define EBITDA as earnings before interest expense, income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA further adjusted to eliminate certain non-cash charges and unusual items that we do not consider to be indicative of our ongoing operations, including change in common stock warrant fair value, fees and expenses related to the recapitalization transactions and the Company’s initial public offering, our stock-based compensation and the results of operations of our Hydra-Sports business, which was divested in June 2012. We define Adjusted net income (loss) as net income (loss) excluding income tax expense (benefit) adjusted to eliminate certain non-cash charges and unusual items that we do not consider to be indicative of our ongoing operations, including change in common stock warrant fair value, fees and expenses related to the recapitalization transactions and the Company’s initial public offering, our stock-based compensation and the results of operations of our Hydra-Sports business, which was divested in June 2012 and including an adjustment for income tax expense at a normalized annual effective tax rate.  We define Adjusted EBITDA margin as Adjusted EBITDA expressed as a percentage of MasterCraft sales. Adjusted EBITDA, Adjusted net income and Adjusted EBITDA margin are not measures of net (loss) income or operating income as determined under accounting principles generally accepted in the United States, which we refer to as “GAAP.” Adjusted EBITDA and Adjusted net income are not measures of performance in accordance with U.S. GAAP and should not be considered as an alternative to net income (loss) or operating cash flows determined in accordance with U.S. GAAP. Additionally, Adjusted EBITDA is not intended to be a measure of cash flow for management’s discretionary use. We believe that the inclusion of EBITDA, Adjusted EBITDA and Adjusted net income in this Form 10-K is appropriate to provide additional information to investors because securities analysts, noteholders and other investors use these non U.S. GAAP financial measures to assess our operating performance across periods on a consistent basis and to evaluate the relative risk of an investment in our securities. We use Adjusted net income to facilitate a comparison of our operating performance on a consistent basis from period to period that, when viewed in combination with our results prepared in accordance with GAAP, provides a more complete understanding of factors and trends affecting our business than GAAP alone measures.  We believe Adjusted net income assists our board of directors, management and investors in comparing our net income on a consistent basis from period to period because it removes non-cash and non-recurring items.  We excluded Unlevered Free Cash Flow from our non-GAAP measures as we do not believe this metric will be as useful going forward as we repaid all outstanding borrowings under our $75 million Term Loan Facility and our borrowings under our $30 million Revolving Credit Facility upon completion of our initial public offering.  Adjusted EBITDA and Adjusted net income have limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and Adjusted EBITDA does not reflect any cash requirements for such replacements;

•	Adjusted EBITDA does not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;
•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs
•	Adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our significant amount of indebtedness; and
•

Adjusted net income and Adjusted EBITDA do not reflect the impact of earnings or charges resulting from matters we do not consider to be indicative of our ongoing operations, but may nonetheless have a material impact on our results of operations, including the continuing operations related to our Hydra-Sports manufacturing contract.

In addition, because not all companies use identical calculations, our presentation of Adjusted EBITDA and Adjusted net income may not be comparable to similarly titled measures of other companies, including companies in our industry..

The following table sets forth a reconciliation of Adjusted EBITDA to net income as determined in accordance with U.S. GAAP for the periods indicated (unaudited):

	Fiscal Year Ended
	June 30,	June 30,	June 30,
	2015	2014	2013
	(Dollars in thousands)

Net income	$5,534	$19,927	$2,816
Income tax expense (benefit)(a)	6,594	(11,414)	(37)
Interest expense, including related party amounts	5,171	7,555	9,239
Depreciation and amortization	3,278	2,472	1,975
EBITDA	20,577	18,540	13,993
Change in common stock warrant fair value(b)	6,621	2,526	—
Transaction expense(c)	7,068	—	—
Non-recurring settlement charge(d)	539	—	—
Hydra-Sports(e)	(3,265)	(2,665)	(2,203)
Stock-based compensation	—	2	23
Adjusted EBITDA	31,540	18,403	11,813

(a)	Fiscal 2014 income tax benefit primarily represents the reversal of a valuation allowance for deferred tax assets.

(b)	Represents non-cash expense related to increases in the fair market value of the Company’s Common Stock Warrant.

(c)

Represents fees and expenses related to the Recapitalization Transactions completed in March 2015 and our initial public offering, including $5.7 million related to transaction bonuses paid in connection with the recapitalization.

(d)	Represents a non-recurring litigation settlement.

(e)

Represents the operating income attributable to the operations of our Hydra-Sports business and the related manufacturing agreement, adjusted to exclude depreciation and amortization related to Hydra-Sports. We divested the Hydra-Sports business in June 2012, but continued to manufacture Hydra-Sports boats for the purchaser of the business pursuant to an agreement that expired on June 30, 2015 (and which was not renewed). This adjustment was calculated by identifying the applicable cost of sales and operating expenses directly attributable to the Hydra-Sports business for such period, excluding any corporate overhead or other shared costs.

The following table sets forth a reconciliation of Adjusted net income to net income as determined in accordance with U.S. GAAP for the periods indicated (unaudited):

	Fiscal Year Ended
	June 30,	June 30,	June 30,
	2015	2014	2013
	(Dollars in thousands)

Net income	$5,534	$19,927	$2,816
Income tax expense (benefit)(a)	6,594	(11,414)	(37)
Change in common stock warrant fair value(b)	6,621	2,526	—
Transaction expense(c)	7,068	—	—
Non-recurring settlement charge(d)	539	—	—
Hydra-Sports(e)	(3,265)	(2,665)	(2,203)
Stock-based compensation	—	2	23
Adjusted net income before income taxes	23,091	8,376	599
Adjusted income tax expense(f)	8,313	3,015	216
Adjusted net income	$14,778	$5,361	$383

Pro-forma adjusted net income per common share
Basic	0.86	0.31	0.02
Diluted	0.79	0.30	0.02
Pro-forma weighted average shares used for the computation of:
Basic adjusted net income per share(g)	17,210,429	17,210,429	17,210,429
Diluted adjusted net income per share(h)	18,822,858	18,142,423	18,099,159

(a)	Fiscal 2014 income tax benefit primarily represents the reversal of a valuation allowance for deferred tax assets.

(b)	Represents non-cash expense related to increases in the fair market value of the Company’s Common Stock Warrant.

(c)

Represents fees and expenses related to the Recapitalization Transactions completed in March 2015 and our initial public offering, including $5.7 million related to transaction bonuses paid in connection with the recapitalization.

(d)	Represents a non-recurring litigation settlement.

(e)

Represents the operating income attributable to the operations of our Hydra-Sports business and the related manufacturing agreement, adjusted to exclude depreciation and amortization related to Hydra-Sports. We divested the Hydra-Sports business in June 2012, but continued to manufacture Hydra-Sports boats for the purchaser of the business pursuant to an agreement that expired on June 30, 2015 (and which was not renewed). This adjustment was calculated by identifying the applicable cost of sales and operating expenses directly attributable to the Hydra-Sports business for such period, excluding any corporate overhead or other shared costs.

(f)	Reflects income tax expense at an estimated normalized annual effective income tax rate of 36.0% for the periods presented.

(g)

The weighted average shares used for computation of pro-forma basic earnings per common share gives effect to the 6,071,429 shares sold in the Company’s initial public offering, which closed on July 22, 2015.

(h)

The weighted average shares used for computation of pro-forma diluted earnings per common share gives effect to the 6,071,429 shares sold in the Company’s initial public offering, the 11.139-for-1 stock split consummated on July 22, 2015 and the 888,730 shares of restricted stock granted under the 2015 Incentive Award Plan which vest in January 2016.

Quarterly Results of Operations

The table below sets forth our unaudited quarterly consolidated statements of income data for each of the eight quarters in the period ended June 30, 2015. The unaudited quarterly consolidated statements of income data were prepared on a basis consistent with the audited consolidated financial statements included elsewhere in this Form 10-K. In the opinion of management, the quarterly financial information reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data. This information should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Form 10-K. The historical results presented below are not necessarily indicative of the results to be expected for any future period, and the results for any interim period may not necessarily indicative of the results of operations for a full year.

	September 29	December 29	March 30	June 30	September 28	December 28	March 29	June 30
	2013	2013	2014	2014	2014	2014	2015	2015
	(Dollars in thousands)
Consolidated statement of Operations:
Net sales	$42,648	$39,524	$43,825	$51,590	$52,424	$52,827	$54,282	$54,853
Cost of sales	33,839	31,852	34,998	39,286	39,643	40,131	41,395	42,051
Gross profit	8,809	7,672	8,827	12,304	12,781	12,696	12,887	12,802
Operating expenses:
Selling and marketing	2,301	2,379	2,001	2,156	2,140	1,982	2,266	2,164
General and administrative	2,462	2,248	2,601	2,649	2,559	2,644	9,479	3,790
Amortization	55	56	55	55	55	57	54	56
Total operating expenses	4,818	4,683	4,657	4,860	4,754	4,683	11,799	6,010
Operating income	3,991	2,989	4,170	7,444	8,027	8,013	1,088	6,792
Other expense, net	(2,888)	(2,779)	(2,317)	9,317	(6,609)	(6,539)	(983)	(4,255)
Net income	$1,103	$210	$1,853	$16,761	$1,418	$1,474	$105	$2,537

	September 29	December 29	March 30	June 30	September 28	December 28	March 29	June 30
	2013	2013	2014	2014	2014	2014	2015	2015
	(Dollars in thousands)
Net income	$1,103	$210	$1,853	$16,761	$1,418	$1,474	$105	$2,537
Income tax expense (benefit)(a)	(33)	(72)	50	(11,359)	2,439	2,546	(252)	1,861
Interest expense, including related party amounts	2,479	2,409	1,446	1,221	1,286	1,112	1,752	1,021
Depreciation and amortization	558	611	603	700	749	787	767	975
EBITDA	4,107	3,158	3,952	7,323	5,892	5,919	2,372	6,394
Change in common stock warrant fair value(b)	442	442	822	821	2,883	2,882	(517)	1,373
Transaction Expense(c)	—	—	—	—	—	—	6,508	560
Non-recurring settlement charge(d)	—	—	—	—	—	—	—	539
Hydra-Sports(e)	(584)	(807)	(610)	(664)	(761)	(769)	(900)	(835)
Stock-based compensation	—	—	—	2	—	—	—	—
Adjusted EBITDA	3,965	2,793	4,164	7,482	8,014	8,032	7,463	8,031
Additional financial and other data:
Unit volume:
MasterCraft	495	482	547	611	621	648	652	626
Hydra-Sports	13	12	12	13	12	12	12	9
MasterCraft sales(f)	$39,316	$36,009	$40,429	$47,877	$48,851	$49,208	$51,099	$50,749
MasterCraft sales per unit	79	75	74	78	79	76	78	81

(a)	Fiscal 2014 income tax benefit primarily represents the reversal of a valuation allowance for deferred tax assets.

(b)	Represents non-cash expense related to increases in the fair market value of the Company’s Common Stock Warrant.

(c)

Represents fees and expenses related to the Recapitalization Transactions completed in March 2015 and our initial public offering, including $5.7 million related to transaction bonuses paid in connection with the recapitalization.

(d)	Represents a non-recurring settlement charge.

(e)

Represents the operating income attributable to the operations of our Hydra-Sports business and the related manufacturing agreement, adjusted to exclude depreciation and amortization related to Hydra-Sports. We divested the Hydra-Sports business in June 2012, but continued to manufacture Hydra-Sports boats for the purchaser of the business pursuant to an agreement that expired on June 30, 2015 (and which was not renewed). This adjustment was calculated by identifying the applicable cost of sales and operating expenses directly attributable to the Hydra-Sports business for such period, excluding any corporate overhead or other shared costs.

(f)	We define MasterCraft sales as net sales less net sales associated with Hydra-Sports.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance working capital, fund capital expenditures, and service our debt. Our principal source of funds is cash generated from operating activities. As of June 30, 2015, we also had borrowing availability of $20.6 million under our Revolving Credit Facility and after giving effect to our initial public offering and the use of proceeds thereof and outstanding letters of credit, we have availability of approximately $28.8 million under our Revolving Credit Facility. We believe our cash from operations, along with borrowings under our Revolving Credit Facility, will be sufficient to provide for our working capital, capital expenditures, and debt service needs for at least the next 12 months. The following table summarizes the cash flows from operating, investing, and financing activities:

	June 30,	June 30,	June 30,
	2015	2014	2013
	(Dollars in thousands)
Total cash provided by (used in):
Operating activities	$25,254	$21,914	$15,992
Investing activities	(3,477)	(2,381)	(2,392)
Financing activities	(33,149)	(15,565)	(7,000)
Net increase (decrease) in cash	$(11,372)	$3,968	$6,600

Operating Activities

Our net cash provided by operating activities increased by $3.4 million, or 16%, for fiscal 2015 compared to fiscal 2014, to $25.3 million from $21.9 million. This increase was primarily due to higher net income, adjusted for non-cash items, driven by our improved operating performance as described above, partially offset by a decrease in cash generated from changes in operating assets and liabilities of $1.3 million, driven primarily by cash payments of transaction bonuses and other fees and expenses related to the Recapitalization Transactions and our initial public offering. Net cash provided by operating activities increased by $5.9 million, or 37%, for fiscal 2014 compared to fiscal 2013, to $21.9 million from $16.0 million. This increase was primarily due to higher net income, adjusted for non-cash items, driven by our improved operating performance as described above. Cash generated from changes in operating assets and liabilities decreased by $1.6 million in fiscal 2014 compared to fiscal 2013.

Investing Activities

Net cash used in investing activities increased $1.1 million, or 46%, for fiscal 2015 compared to fiscal 2014. This increase was due to increased capital expenditures driven by increased spending on product development and higher facilities and information technology spending. Net cash used in investing activities was unchanged at $2.4 million in fiscal 2014 compared to fiscal 2013.

Financing Activities

Net cash used in financing activities increased by $17.6 million, or 113%, in fiscal 2015 compared to fiscal 2014. This increase was due primarily to the March 13, 2015 amendment to our Senior Secured Credit Facility, the proceeds of which were used, along with proceeds from our Revolving Credit Facility and cash on hand, to fund a dividend of $44.0 million to our common stockholders. Net cash used in financing activities increased by $8.6 million, or 123%, in fiscal 2014 compared to fiscal 2013. This increase was due to a December 2013 refinancing which resulted in repayment of our prior Senior Secured Credit Facility and a portion of our Senior Secured PIK Notes held by certain entities controlled by Wayzata Investment Partners LLC (the “Senior Secured PIK Notes”).

Senior Secured Credit Facility.  On December 20, 2013, certain of our subsidiaries entered into a credit and guaranty agreement (the “Senior Secured Credit Facility”) with Fifth Third Bank, as the agent and letter of credit issuer, SunTrust Bank as the syndication agent and the other lenders party thereto. The Senior Secured Credit Facility provided, among other things, for (i) an initial term loan commitment of $25 million (the “Term Loan Facility”); and (ii) a revolving loan commitment of $10 million (the “Revolving Credit Facility”).

On November 25, 2014, we entered into a first amendment to the Senior Secured Credit Facility to, among other things, increase the Term Loan Facility to $50 million, repay all amounts outstanding under our Senior Secured PIK Notes with the additional borrowings under our Term Loan Facility and extend the maturity date to November 26, 2019.

Further, on March 13, 2015, we amended and restated the Senior Secured Credit Facility to, among other things, increase (i) the Term Loan Facility to $75 million; and (ii) commitments under the Revolving Credit Facility to $30 million. The Senior Secured Credit Facility bears interest, at our option, at either the prime rate plus an applicable margin ranging from 1% to 2% or adjusted LIBOR plus an applicable margin ranging from 3% to 4%, in each case determined according to a grid based on a senior leverage ratio. The Term Loan Facility is repayable in quarterly installments and the Senior Secured Credit Facility matures on November 26, 2019.

The Term Loan Facility and Revolving Credit Facility are secured by a first- priority security interest in substantially all of our assets. Obligations under the Term Loan Facility and Revolving Credit Facility are guaranteed by the Company and each of its domestic subsidiaries.

The Senior Secured Credit Facility, as amended, contains a number of covenants that, among other things, restrict our ability to, subject to specified exceptions, incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves; engage in businesses that are not in a related line of business; make loans, advances or guarantees; pay dividends or make other distributions; engage in transactions with affiliates; and make investments. We are also required to maintain a specified consolidated fixed charge coverage ratio and a specified total leverage ratio.

Events of default under the Senior Secured Credit Facility, include, but are not limited to payment defaults, covenant defaults, breaches of representations and warranties, cross-defaults to certain indebtedness, certain events of bankruptcy and insolvency, defaults under any security documents, and a change of control. As of June 30, 2015, we were in compliance with all covenants and no event of default (as such term is defined in the Senior Secured Credit Facility) had occurred.

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any off-balance sheet financings.

Contractual Obligations

As of June 30, 2015, our continuing contractual obligations were as follows:

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(in thousands of dollars)
Long-Term Debt Obligations(1)	$78,762	$18,275	$20,625	$39,862	$—
Interest on Long-Term Debt Obligations(2)	$8,379	$2,794	$4,113	$1,472	$—
Operating Lease Obligations	$1,460	$456	$808	$196	$—
Purchase Obligations(3)	$4,481	$1,066	$2,262	$1,153	$—
Total Contractual Obligations	$93,082	$22,591	$27,808	$42,683	$—

(1)	Consists of obligations under our Senior Secured Term Loan due November 2019 which was fully repaid subsequent to June 30, 2015.

(2)

For purposes of this table, interest has been estimated based on the indebtedness outstanding and the interest rates in effect as of June 30, 2015.  Actual borrowing levels and interest costs may differ.

(3)	Consists of minimum purchase amounts under our engine supply contract required to maintain exclusivity.

Our dealers have arrangements with certain finance companies to provide secured floor plan financing for the purchase of our products. These arrangements indirectly provide liquidity to us by financing dealer purchases of our products, thereby minimizing the use of our working capital in the form of accounts receivable. A majority of our sales are financed under similar arrangements, pursuant to which we receive payment within a few days of shipment of the product. We have agreed to repurchase products repossessed by the finance companies if a dealer defaults on its debt obligations to a finance company and the boat is returned to us, subject to certain limitations. Our financial exposure under these agreements is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. During fiscal year ended June 30, 2015, we repurchased 9 units under the repurchase obligation agreement with GE Australia.  All of the boats repurchased were re-sold during the fiscal year ended June 30, 2015.  Only one loss has been incurred under these agreements during the periods presented. This loss totaled $75,000. An adverse change in retail sales, however, could require us to repurchase repossessed units upon an event of default by any of our dealers, subject in some cases to an annual limitation. See Note 14 to our audited consolidated financial statements included elsewhere in this Form 10-K for more information related to our obligations under our floor plan financing agreements.

Emerging Growth Company

We are an emerging growth company, as defined in the JOBS Act. For as long as we are an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding stockholder advisory “say-on-pay” votes on executive compensation and stockholder advisory votes on golden parachute compensation.

The JOBS Act also provides that an emerging growth company can utilize the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Pursuant to Section 107 of the JOBS Act, we have irrevocably chosen to opt out of such extended transition period and, as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for companies that are not “emerging growth companies.”

We will continue to be an emerging growth company until the earliest to occur of (i) the last day of fiscal year during which we had total annual gross revenues of at least $1 billion (as indexed for inflation), (ii) the last day of fiscal year following the fifth anniversary of the closing of the IPO, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt, or (iv) the date on which we are deemed to be a “large accelerated filer,” as defined under the Exchange Act.

Critical Accounting Policies

A “critical accounting policy” is one which is both important to the understanding of our financial condition and results of operations and requires management’s most difficult, subjective, or complex judgments, often of the need to make estimates about the effect of matters that are inherently uncertain. Actual results could differ from those estimates and cause our reported net income (loss) to vary significantly from period to period.

We believe that of our significant accounting policies, which are described in full in note 3 to our audited consolidated financial statements appearing elsewhere in this Form 10-K, those policies listed below involve the greatest degree of judgment and complexity. Accordingly, we believe these are the most critical to understand in order to evaluate fully our financial condition and results of operations.

Goodwill, Impairment, and Other Indefinite-lived Intangible Assets

We test goodwill for impairment by first assessing qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.

In circumstances where we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the fourth quarter, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using the income approach, on a discounted cash flow methodology in the two-step goodwill impairment test. This analysis requires estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted-average cost of capital. The carrying value of our goodwill was $29.6 million as of June 30, 2015 and 2014.

The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results and market conditions. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit. Based on the analysis performed, there was no impairment through June 30, 2015 and 2014. During the year ended June 30, 2013, we early adopted ASU No. 2012- 02, Intangibles — Goodwill and Other (Topic 350): Testing Indefinite Lived Intangible Assets for Impairment, which allows us to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to goodwill impairment testing. These qualitative factors include macroeconomics, adverse changes in legal and regulatory environment, loss of key customer or vendor, change in key management, and adverse changes in business climate. We recorded no impairment related to our indefinite-lived intangible asset through June 30, 2015 and 2014, as a result of the qualitative assessment.

Impairment of Other Long-Lived Assets

We periodically evaluate long-lived assets held for use and held for sale, including intangible assets with finite lives which consist of a dealer network, developed technologies, software, and order backlog, whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. Assets are grouped and evaluated for impairment at the lowest level of which there are identifiable cash flows, which is generally at the reporting unit level. Reporting units are reviewed for impairment using factors including, but not limited to, our future operating plans and projected cash flows. We recognize impairment if the sum of the undiscounted future cash flows does not exceed the carrying value of the assets. For impaired assets, we recognize a loss equal to the difference between the net book value of the asset and its estimated fair value. Fair value is based on discounted future cash flows of the asset using a discount rate commensurate with the risk. We did not identify any impairment indicators of such long-lived assets through June 30, 2015 and 2014.

Income Taxes

We are subject to income taxes in the United States and the United Kingdom. Our effective tax rates differ from the statutory rates, primarily due to changes in the valuation allowance and non-deductible expenses, as further described in the notes to our consolidated financial statements included in this Form 10-K. Our effective tax rate was 54.3%, (134.08)% and (1.3)% in the fiscal years ended 2015, 2014 and 2013, respectively.

Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Although we believe our reserves are reasonable, we cannot assure you that the final tax outcome of these matters will not be different from that which is reflected in our historical income tax provisions and accruals. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.

Significant judgment is also required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence, including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

Realization of our deferred tax assets is dependent on generating sufficient taxable income in future periods. If future events cause us to conclude that it is not more likely than not that we will be able to recover the value of our deferred tax assets, we are required to establish a valuation allowance on deferred tax assets at that time.

At June 30, 2013, we determined that, based on all available evidence at the original date of issuance of the financial statements, a full valuation allowance was required. Although we reported income before taxes in fiscal 2013 and were forecasting future income, we considered the cumulative three-year loss to bear more weight than available positive evidence. As part of our analysis, we considered the three-year historic loss, adjusted for the sale of our Hydra-Sport division and the removal of non-recurring impairment charges totaling $5.9 million in fiscal 2012. After adjusting the three-year cumulative loss to remove the Hydra-Sport operations and the impairment charges, we remained in a cumulative three-year loss as of June 30, 2013. We also considered the overall performance of our industry and the macroeconomic performance of the U.S. economy. A significant portion of our losses during fiscal 2011 and 2010 were in part related to the U.S. economic recession.

At June 30, 2015 and 2014, our financial performance continued to improve, and our positive book and taxable income continued the trend of utilizing net operating losses generated from fiscal 2010 through 2012.  As of June 30, 2014, we had emerged from a three-year cumulative loss after adjusting historic income for the disposition of the Hydra-Sport division and nonrecurring impairment charges. Furthermore, the improvement in the U.S. economic environment contributed to our improved financial performance and our projections reflected continued income growth. Based on our emergence from a three-year adjusted cumulative loss and forecasted income growth in future years, we determined that a valuation allowance against the majority of our deferred tax assets was no longer required. The release of the valuation allowance in the fourth quarter of fiscal 2014 resulted in a tax benefit of $15.87 million. A valuation allowance continues to be recorded against deferred tax assets in jurisdictions with cumulative three-year losses.

Revenue Recognition

We generally manufacture products based on specific orders from dealers and ship completed products only after collectability has been assured. Typically, this involves receiving credit approval from third-party financial institutions or those participating in floor plan financing programs. In some cases, boats are shipped “cash in advance” where third-party credit is unavailable. Revenue associated with sales to dealers is primarily recorded when all of the following conditions have been met:

•	an order for a product has been received;

•	a common carrier signs the delivery ticket accepting responsibility for the product; and

•	the product is removed from our property for delivery.

If these conditions are generally met, then title passes. Our shipping terms specify that title and risk of loss transfer to the dealer when the boat leaves our facility.

Dealers generally have no rights to return unsold boats. From time to time, however, we may accept returns in limited circumstances and at our discretion under our warranty policy, which generally limits returns to instances of manufacturing defects. We estimate the costs that may be incurred under our basic limited warranty and record a liability in the amount of such costs at the time the product revenue is recognized. We may also be obligated, in the event of default by a dealer, to accept returns of unsold boats under our repurchase commitment to floor plan financing providers, which are able to obtain such boats through foreclosure. We accrue estimated losses when a loss, due to the default of one of our dealers, is determined to be probable and the amount of the loss is reasonably estimable. Refer to Note 14 to our audited consolidated financial statements included elsewhere in this Form 10-K for more information related to our repurchase commitment obligations.

Revenue from boat part sales is recorded as the product is shipped from our location, which is free on board shipping point.

Rebates, Promotions, Floor Plan Financing, and Incentives

We provide for various structured dealer rebate and sales promotions incentives, which are most often recognized as a reduction in net sales, at the time of sale to the dealer. Examples of such programs include rebates, seasonal discounts, and other allowances. Other rebates may apply to boats already in dealer inventory. These “retail rebates” on boats in the dealer’s inventory are recorded when the rebate is communicated to the dealer. Dealer rebates and sales promotion expenses are estimated based on current programs and historical achievement and/or usage rates. Actual results may differ from these estimates if market conditions dictate the need to enhance or reduce sales promotion and incentive programs or if dealer achievement or other items vary from historical trends. Floor plan subsidy incentives are estimated at the time of sale to the dealer based on the expected expense to us over the term of the floor plan subsidy period and are recognized as a reduction in sales.

Product Warranties

We provide a limited warranty for a period of five years for our products. Our standard warranties require us or our dealers to repair or replace defective products during the warranty period at no cost to the consumer. We estimate the costs that may be incurred under our basic limited warranty and record as a liability the amount of such costs at the time the product revenue is recognized. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of the recorded warranty liabilities and adjust the amounts as necessary. We utilize historical trends and analytical tools to assist in determining the appropriate warranty liability.

Repurchase Agreements

In connection with our dealers’ wholesale floor plan financing of boats, we have entered into repurchase agreements with various lending institutions. The repurchase commitment is on an individual unit basis with a term from the date it is financed by the lending institution through payment date by the dealer, generally not exceeding two and a half years. Such agreements are customary in the industry and our exposure to loss under such agreements is limited by the resale value of the inventory which is required to be repurchased. We had no repurchase events during the fiscal years ended June 30, 2014 and 2013. During fiscal 2015, we repurchased nine boats under the repurchase obligation agreement with GE Australia.

Warrant

On June 30, 2009, we issued the Restructuring Warrant to MCBC Acquisition, LLC to purchase 1,113,900 shares of common stock in connection with the Restructuring Transaction, after giving effect to the 11.139-for-1 stock split consummated on July 22, 2015 in connection with our initial public offering. The initial strike price per share of the Restructuring Warrant was $81.60 per share and this initial purchase price is subject to customary anti-dilution adjustments, including, but not limited to dividends and stock splits. Under the terms of the Restructuring Warrant, the distribution paid to common stockholders pursuant to the Recapitalization Transactions resulted in a reduction in the exercise price to $4.27 after giving effect to the 11.139-for-1 stock split consummated on July 22, 2015 in connection with our initial public offering. The Restructuring Warrant expires on June 30, 2019. On June 30, 2015, we received notice that MCBC Acquisition LLC had been dissolved and that the Restructuring Warrant had been distributed pro rata to the equity holders of MCBC Acquisition LLC (the “Warrant Holders”). The Restructuring Warrant is recorded as a liability at fair value, which is determined utilizing an option pricing model. Changes in the estimated fair value of the Restructuring Warrant are separately stated in the consolidated statements of operations.

Inflation

The market prices of certain materials and components used in manufacturing our products, especially resins that are made with hydrocarbon feedstocks, copper, aluminum, and stainless steel, can be volatile. Historically, however, inflation has not had a material effect on our results of operations. Significant increases in inflation, particularly those related to wages and increases in the cost of raw materials, could have an adverse impact on our business, financial condition, and results of operations.

New boat buyers often finance their purchases. Inflation typically results in higher interest rates that could translate into an increased cost of boat ownership. Should inflation and increased interest rates occur, prospective consumers may choose to forego or delay their purchases or buy a less expensive boat in the event credit is not available to finance their boat purchases.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of changes in the value of market risk sensitive instruments caused by fluctuations in foreign exchange rates, interest rates, and commodity prices. Changes in these factors could cause fluctuations in the results of our operations and cash flows. In the ordinary course of business, we are primarily exposed to interest rate risks.

Borrowings under our existing revolving credit facility and term loan facility are subject to changing interest rates. Although changes in interest rates do not impact our results of operations, the changes could affect the fair value of our debt and related interest payments.

A hypothetical 1% increase or decrease in interest rates would have resulted in a $0.6 million change to our interest expense for fiscal 2015.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary financial information required to be filed under this Item 8 are presented in Part IV, Item 15 of this Form 10-K and are incorporated herein by reference.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As of the end of the period covered by this Annual Report on Form 10-K, our management carried out an evaluation with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2015.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Exemption from Management’s Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

ITEM 9B.OTHER INFORMATION

On July 22, 2015, we filed an amended and restated certificate of incorporation (the “Amended and Restated Certificate”), which had been previously approved by our board of directors and stockholders, with the Secretary of State of the State of Delaware in connection with the closing of our initial public offering.

The Amended and Restated Certificate amended and restated our prior certificate of incorporation, as amended, in its entirety to, among other things: (i) authorize 10,000,000 shares of undesignated preferred stock that may be issued from time to time by our board of directors in one or more series; (ii) establish a classified board of directors, divided into three classes, each of whose members will serve for staggered three-year terms; (iii) provide that directors may be removed from office only for cause; (iv) establish the ability of our stockholders to take action by written consent in lieu of a meeting only if the action to be effected by written consent and the taking of the action by written consent have been previously approved by our board of directors; (v) provide that special meetings of stockholders may be called only by the affirmative vote of a majority of the entire board of directors; (vi) effect an 11.139-for-1 stock split of our common stock at the time of effectiveness of the Amended and Restated Certificate; and (vii) designate the Court of Chancery of the State of Delaware to be the sole and exclusive forum for certain actions, including, but not limited to, derivative actions or proceedings brought on our behalf or actions asserting claims of breach of a fiduciary duty owned by any of our directors, officers or employees to the Company or its stockholders.

The foregoing description of the amendments made by the Amended and Restated Certificate is qualified by reference to the Amended and Restated Certificate, a copy of which is attached hereto as Exhibit 3.1 and is incorporated herein by reference.

On July 22, 2015, in connection with the closing of our initial public offering, amended and restated bylaws of the Company (the “Amended and Restated Bylaws”), previously approved by our board of directors, became effective. The Amended and Restated Bylaws amended and restated our bylaws in their entirety to, among other things: (i) establish procedures relating to the presentation of stockholder proposals at stockholder meetings; (ii) establish procedures relating to the nomination of directors; and (iii) conform to the amended provisions of the Amended and Restated Certificate.

The foregoing description of the amendments made in the Amended and Restated Bylaws is qualified by reference to the Amended and Restated Bylaws, a copy of which is attached hereto as Exhibit 3.2 and is incorporated herein by reference.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table provides information regarding our executive officers and the members of our board of directors:

Name	Age	Position(s)
Terry McNew	54	President and Chief Executive Officer
Timothy M. Oxley	56	Chief Financial Officer, Treasurer and Secretary
Shane Chittum	39	Chief Operating Officer
Frederick A. Brightbill	63	Director
Donald C. Campion	67	Director
Joseph M. Deignan	42	Director
Patrick J. Halloran	56	Director
Christopher Keenan	38	Director
Christopher A. Twomey	67	Director

Executive Officers and Employee Directors

Terry McNew—Mr. McNew was appointed President and Chief Executive Officer of MasterCraft in 2012. Mr. McNew has over 26 years of experience in the boating industry with executive roles at both Brunswick Corp. and Correct Craft. Mr. McNew served as President and Chief Executive Officer of Correct Craft from 2004 to 2006. He served as Executive Vice President of Brunswick Corp’s Recreational Boat Group prior to joining us, where he was in charge of manufacturing, product development, and engineering and quality systems. Prior to these roles, Mr. McNew held senior positions at Sea Ray Boat Group, starting there in 1988 as a laminator and chop gun operator and ultimately leading manufacturing and product development and environmental teams. Mr. McNew received his B.S. in Business Administration and Economics from the University of Central Florida — College of Business Administration in 1986 and is certified as a Six Sigma Black Belt from the University of Tennessee. Mr. McNew brings to the Company more than two decades of extensive knowledge of the boating industry, which we believe qualify him to serve as our President and a member of our board of directors.

Timothy M. Oxley—Mr. Oxley was appointed as our Chief Financial Officer in 2012 and prior to that, he served as Vice President of Business Performance from 2007 until 2012. He is responsible for the Company’s internal controls and policies. Mr. Oxley has actively led MasterCraft’s debt refinancing process and also leads the Company’s forecasting and budgeting process. Mr. Oxley has 24 years of experience in the boating industry, including eight years with the Company, following 16 years with Brunswick Corp. Prior to joining the Company, Mr. Oxley was the Chief Financial Officer of Brunswick’s Freshwater Boat Group from 2004 to 2006, the Chief Financial Officer of Brunswick’s Sea Ray Boat Group from 2002 to 2004, and the Chief Financial Officer of Baja Marine Corporation (a division of Brunswick) from 1998 to 2002. Mr. Oxley was also the Director of Budgeting at the Sea Ray Boats Division from 1990 to 1998. Before Brunswick, he was a Senior Auditor at Arthur Andersen LLP. Mr. Oxley received his B.S. in Accounting from the University of Tennessee in 1981 and is a Certified Public Accountant (inactive).

Shane Chittum—Mr. Chittum was appointed Chief Operating Officer in 2011. He has 15 years of cross functional business experience primarily in the automotive industry. Prior to joining us, he was the Director of Global Operational Excellence for Visteon Corporation, a tier one automotive supplier, from 2007 to 2011, where he was responsible for global implementation of Visteon’s operating systems. Prior to that role, he was in charge of Visteon’s operations in Monterrey, Mexico, as an expatriate multi-site plant manager. One of the three facilities that Mr. Chittum led was awarded the prestigious Shingo Bronze Medallion for accomplishments in operational excellence. Prior to Visteon, Mr. Chittum held various plant leadership positions in Lear Corporation, was a Senior Financial Auditor at Deloitte and Touche, LLP, and

served in the United States Army. He is a graduate of the University of Maryland University College with a bachelor’s degree in Accounting and maintains professional certifications that include a Certified Public Accountant (inactive), Certified Lean Manager from the Ohio State University and Shingo Examiner (inactive).

Non Employee Directors

Frederick A. Brightbill—Mr. Brightbill has served as a member of our board of directors since 2009 and as the chairman of our board of directors since July 2015. Mr. Brightbill has served as a Principal of Brightbill Advisors, a management consulting firm, since 2009 and previously served as Principal at Vantage Development and JB Acquisitions. Prior to that he served as President of the Aluminum Boat Group at Brunswick Corporation and in various leadership roles at Mercury Marine, including President of the Outboard Business Unit and Integrated Operations Division. Mr. Brightbill graduated with a B.S. in Finance from the University of Illinois at Urbana Champaign and received his M.B.A. from the University of Chicago. We believe Mr. Brightbill’s experience in the boating industry as well as his leadership and operational skills enable him to play a key role in all matters involving our board of directors and makes him well qualified to serve as a member of our board of directors.

Donald C. Campion—Mr. Campion has served as a member of our board of directors since July 2015. He has served as the Chief Financial Officer of several public and private companies, including Special Devices, Inc., Cambridge Industries, Inc., Oxford Automotive, Inc. and Delco Electronics Corporation. Most recently, Mr. Campion served as Chief Financial Officer of VeriFone, Inc. from 2003 to 2004. Mr. Campion is a member of the board of directors of Haynes International, Inc., where he serves as the Chairman of the Audit Committee and as a member of the Risk Committee and the Compensation Committee. Mr. Campion also currently serves on the boards of two private companies and has previously served on the boards of many public and private companies. Mr. Campion graduated from the University of Michigan College of Engineering with a B.S. in applied mathematics in 1970 and an M.B.A. from the University of Michigan School of Business Administration in 1976. We believe Mr. Campion’s substantial accounting and tax experience, his leadership positions in diverse manufacturing businesses and his board service experience, including as chair of several audit committees, enable him to play a key role in all matters involving our board of directors and make him well qualified to serve as a member of our board of directors.

Joseph M. Deignan—Mr. Deignan is currently a Partner at Wayzata and has served as a member of our board of directors since 2009. Mr. Deignan joined the predecessor entity to Wayzata in 1997. Prior to joining Wayzata, Mr. Deignan worked at Wessels, Arnold & Henderson in its investment banking group. Mr. Deignan currently serves on the boards of Majestic Holdco, LLC, Neff Corporation, PATS Aircraft Holdings, LLC, Perkins & Marie Callender’s Holding, LLC, and Propex Holding, LLC, as well as on the boards of other Wayzata portfolio companies. Mr. Deignan previously served on the boards of Atlantic Express Transportation Corp., Lazy Days’ R.V. Center, Inc. and Merisant Company. Mr. Deignan graduated with a B.A. in Economics from St. John’s University and holds an M.B.A. from the Carlson School of the University of Minnesota. We believe Mr. Deignan’s financial and executive experience enables him to play a key role in all matters involving our board of directors and makes him well qualified to serve as a member of our board of directors.

Patrick J. Halloran—Mr. Halloran is currently a Managing Partner at Wayzata and has served as a member of our board of directors since 2009. Mr. Halloran joined the predecessor entity to Wayzata in 1990. From 1986 to 1989, Mr. Halloran was a member of Dean Witter Reynolds’ Corporate Finance Department. Prior thereto, he was a consultant with Arthur Andersen LLP. Mr. Halloran currently serves on the boards of Majestic Holdco, LLC, Perkins & Marie Callender’s Holding, LLC, and Stallion Oilfield Holdings, Inc., as well as on the boards of other Wayzata portfolio companies. Mr. Halloran previously served on the boards of Arrow Sheds Holdings, LLC, Aviation Asset Holdings LLC, Brunner Mond Group Limited, Norse Merchant Group Limited, and Telex Communications Inc. Mr. Halloran received his Master’s Degree in Accountancy from the University of North Dakota and a B.S. in Business Administration from North Dakota State University. He is a Certified Public Accountant (inactive). We believe Mr. Halloran’s financial and executive experience enables him to play a key role in all matters involving our board of directors and makes him well qualified to serve as a member of our board of directors.

Christopher Keenan—Mr. Keenan is currently a Principal at Wayzata and has served as a member of our board of directors since 2009. Prior to joining Wayzata in 2004, he was an analyst for the Distressed/High Yield group at Citadel Investment Group. Prior thereto, Mr. Keenan was an Investment Banking Analyst with Banc of America Securities in San Francisco. Mr. Keenan graduated Cum Laude with an A.B. in Economics from Harvard University in 1999. Mr. Keenan currently serves on the boards of Key Plastics Corporation, SuperService Holdings, LLC, Elyria Foundry Holdings LLC, and Arrow Sheds Holdings, LLC, and previously served on the boards of Grede Holdings LLC, Special Devices, Inc., and J.L. French Corporation. We believe Mr. Keenan’s financial and executive experience enables him to play a key role in all matters involving our board of directors and makes him well qualified to serve as a member of our board of directors.

Christopher A. Twomey—Mr. Twomey has been a member of our board of directors since 2009. He served as the Chief Executive Officer of Arctic Cat Inc. (a manufacturer of all terrain vehicles and snowmobiles) from 1986 to 2010. Mr. Twomey was elected to the board of directors of Arctic Cat Inc. in 1987 and served as Chairman from August 2003 until 2012, and again since 2014. Mr. Twomey has also been a member of the board of directors of Toro Company since 1998. He is presently the Chair of the Compensation and Human Resources Committee and a member of the Nominating and Governance Committee of Toro Company. Mr. Twomey graduated from the University of North Dakota with a Bachelor’s degree in geology in 1971. We believe Mr. Twomey’s vast industry and board experience and leadership skills enable him to play a key role in all matters involving our board of directors and make him well qualified to serve as a member of our board of directors.

Board of Directors

Our board of directors consists of seven directors. Our amended and restated certificate of incorporation and by laws provide for the division of our board of directors into three classes, as nearly equal in number as possible, with the directors in each class serving for a three year term, and one class being elected each year by our stockholders, beginning with our annual meeting of stockholders in 2016. Messrs. Halloran and Twomey are Class I directors, each with an initial term expiring at our annual meeting of stockholders in 2016. Messrs. Deignan and Campion are Class II directors, each with an initial term expiring at our annual meeting of stockholders in 2017. Messrs. Keenan, Brightbill and McNew are Class III directors, each with an initial term expiring at the annual meeting of stockholders in 2018.

Background and Experience of Directors

When considering whether directors have the experience, qualifications, attributes, or skills, taken as a whole, to enable our board of directors to satisfy its oversight responsibilities effectively in light of our business and structure, the board of directors focuses primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth above. We believe that our directors provide an appropriate mix of experience and skills relevant to the size and nature of our business.

Audit Committee

Our audit committee consists of Messrs. Campion, Brightbill, and Keenan, with Mr. Campion serving as chair. Rule 10A-3 of the Exchange Act and NASDAQ rules require that our audit committee have at least one independent member upon the listing of our common stock, have a majority of independent members within 90 days of the initial public offering and be composed entirely of independent members within one year of the initial public offering. Our board of directors has affirmatively determined that Messrs. Campion and Brightbill each meet the definition of “independent director” for purposes of serving on the audit committee under Rule 10A-3 and the NASDAQ rules, and we intend to comply with the other independence requirements within the time periods specified. We do not believe our reliance on the exemption from having a fully independent audit committee until one year after our initial public offering, as provided in Rule 10A-3, materially adversely affects the ability of the audit committee to act independently and to satisfy the requirements of Rule 10A-3. In addition, our board of directors has determined that Mr. Campion qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to furnish us with copies of all Section 16(a) reports they file. We did not become subject to the requirements of Section 16(a) until July 16, 2015, the effective date of our prospectus filed in connection with our initial public offering, and therefore were not subject to the requirements of Section 16(a) during the fiscal year ended June 30, 2015 or any prior fiscal year.

Code of Ethics

We have adopted a code of ethics that applies to all of our directors, officers and employees, which is available on our principal corporate website at www.mastercraft.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our code of ethics, as well as NASDAQ’s requirement to disclose waivers with respect to directors and executive officers, by posting such information on our website at the address and location specified above.

ITEM 11.EXECUTIVE COMPENSATION

This section discusses the material components of the executive compensation program for our executive officers who are named in the “2015 Summary Compensation Table” below. In fiscal 2015, our “named executive officers” and their positions were as follows:

•	Terry McNew, President and Chief Executive Officer;
•	Timothy M. Oxley, Chief Financial Officer; and
•	Shane Chittum, Chief Operating Officer.

This discussion may contain forward looking statements that are based on our current plans, considerations, expectations, and determinations regarding future compensation programs.

2015 Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for fiscal 2015.

							Non-Equity
					Stock		Incentive Plan		All Other
		Salary	Bonus		Awards		Compensation		Compensation	Total
Name and Principal Position	Year	($)	($)		($)		($)		($)	($)
Terry McNew	2015	333,125	4,131,319	(1)	—	(2)	546,309	(3)	18,226	5,028,979
President and Chief Executive Officer	2014	325,000					552,500		7,538	885,038
Timothy M. Oxley	2015	215,865	459,035	(1)	—	(2)	177,004	(3)	19,409	871,313
Chief Financial Officer	2014	210,600					179,010		14,848	404,458
Shane Chittum	2015	215,250	688,553	(1)	—	(2)	176,500	(3)	20,171	1,100,474
Chief Operating Officer	2014	210,000					178,500		21,282	409,782

(1)

Amount represents a cash bonus to the named executive officer in recognition of his efforts in pursuing and consummating the financing evidenced by Amended and Restated Credit and Guarantee Agreement entered into by the Company on March 13, 2015.

(2)

On May 29, 2015, we granted Messrs. McNew, Oxley and Chittum 541,021, 120,223, and 180,340 shares of restricted stock under the 2015 Incentive Award Plan, respectively. Shares presented give effect to the 11.139-for-1 stock split consummated on July 22, 2015 in connection with the Company’s initial public offering.  No amounts have been included for purposes of the “Stock Awards” column as the occurrence of the vesting conditions for such awards were not probable for accounting purposes at the time of grant and the restricted stock awards had no grant date fair value computed in accordance with ASC Topic 718, as of the date of grant. Assuming that all of the vesting conditions to the awards are met, the value of restricted stock awards, based on the initial offering price of $15.00 per share, would be $8,115,315 for Mr. McNew, $1,803,345 for Mr. Oxley, and $2,705,100 for Mr. Chittum. For a description of the vesting conditions, see “Outstanding Equity Awards at Fiscal Year End.”

(3)

Each named executive officer received an annual performance based bonus with respect to fiscal 2015 under the 2015 STIP. For a discussion of the 2015 STIP, see the section entitled “Narrative to Summary Compensation Table—Short Term Cash Incentive Compensation.”

Narrative to Summary Compensation Table

Employment Agreement with Terry McNew

As of June 30, 2015, we were a party to an employment agreement with Mr. McNew, dated as of July 26, 2012. Under his employment agreement, Mr. McNew will serve as President and Chief Executive Officer of the Company until his employment is terminated by the Company or him pursuant to the terms of his employment agreement.

Base Salary and Cash Bonuses

Pursuant to his employment agreement, Mr. McNew is entitled to an initial annual base salary of $325,000 (which was increased to $333,125 for fiscal 2015) and is eligible for an annual performance based bonus, with a target bonus opportunity of 100% of his base salary, based on performance targets established by our board of directors in consultation with Mr. McNew. The actual annual performance based bonus paid to Mr. McNew under the annual short term incentive plan for performance in fiscal 2015 (the “2015 STIP”) is set forth above in the Summary Compensation Table in the column entitled “Non-Equity Incentive Plan Compensation.” The employment agreement for Mr. McNew previously provided for eligibility to receive a cash bonus upon a sale of the Company based on the value of the Company. However, eligibility to receive such cash bonus was terminated as of February 6, 2015 in connection with the termination of the

MCBC Holdings, Inc. Management Incentive Plan. For additional information about the terminated Management Incentive Plan, please see the section titled “Long Term Cash Incentive Compensation” below.

Severance

The employment agreement for Mr. McNew provides for severance upon a termination of Mr. McNew’s employment by us without cause. Upon a termination by us without cause, Mr. McNew is entitled to severance consisting of (a) continued base salary for the 12 month period following termination, payable in accordance with the Company’s normal payroll practices, and (b) continued coverage for Mr. McNew and his eligible dependents under the Company’s group health plans (or comparable plans) for up to 12 months following termination, subject to contribution from Mr. McNew at the same rate as if he remained employed by the Company. Such payment of continued base salary is subject to reduction for any compensation Mr. McNew receives from other sources during such 12 month period. As a condition to receive severance pursuant to his employment agreement, Mr. McNew is obligated to execute and not revoke a release of claims for our benefit.

For the purposes of Mr. McNew’s employment agreement, “cause” is defined generally as (i) the material failure to substantially perform the duties set forth in his employment agreement (other than any such failure resulting from his disability), (ii) the material failure to carry out, or comply with, in any material respect any lawful directive of our board of directors, (iii) the commission at any time of any act or omission that results in, or may reasonably be expected to result in, a conviction, plea of no contest, plea of nolo contendere, or imposition of unadjudicated probation for any felony or crime involving moral turpitude, (iv) the unlawful use (including being under the influence) or possession of illegal drugs on the Company’s premises or while performing his duties and responsibilities under his employment agreement, (v) the commission at any time of any act of fraud, embezzlement, misappropriation, misconduct, conversion of assets of the Company, or breach of fiduciary duty against the Company (or any predecessor thereto or successor thereof), or (vi) the material breach of his employment agreement or other agreements with the Company (including, without limitation, any breach of the restrictive covenants of any such agreement); and which, in the case of clauses (i), (ii), and (vi), continues beyond fifteen (15) days after the Company has provided Mr. McNew written notice of such failure or breach.

Restrictive Covenants

Pursuant to Mr. McNew’s employment agreement, Mr. McNew will be subject to non competition and non solicitation restrictions for the term of the agreement and for an 18 month period after termination of employment.

Employment Agreement with Timothy M. Oxley

As of June 30, 2015, we were a party to an employment agreement with Mr. Oxley, dated as of October 3, 2007, as amended December 16, 2008. Under his employment agreement, Mr. Oxley will remain employed by the Company until his employment is terminated by the Company or him pursuant to the terms of his employment agreement.

Base Salary, Cash Bonuses, and Additional Benefits

Pursuant to his employment agreement, Mr. Oxley is entitled to an annual base salary and is eligible for an annual performance based bonus. During fiscal 2015, Mr. Oxley received a base salary of $215,865, which was intended to provide a fixed component of compensation reflecting his skill set, experience, role, and responsibilities. The amount of Mr. Oxley’s annual performance based bonus is based on the attainment of performance objectives established each year by the Company and approved by our board of directors. The actual amount paid to Mr. Oxley under the 2015 STIP is set forth above in the Summary Compensation Table in the column entitled “Non-Equity Incentive Plan Compensation.”    In

addition, pursuant to his employment agreement, Mr. Oxley is entitled to either a company owned or leased automobile or a car allowance, in either case in accordance with the Company’s automobile policy.

Severance

The employment agreement for Mr. Oxley provides for severance upon a termination of Mr. Oxley’s employment (a) by us other than for cause or (b) by Mr. Oxley upon a breach by the Company of a material provision of his employment agreement, subject to certain conditions set forth in his employment agreement. Upon termination of Mr. Oxley’s employment due to death or disability, Mr. Oxley (or his legal representative) is entitled to receive the greater of (i) continued payment of 60% of his then current base salary paid in installments through the first anniversary of such termination or (ii) the amount provided by insurance, if any. Upon termination of Mr. Oxley’s employment by the Company without cause or a resignation by Mr. Oxley due to the Company’s material breach of the employment agreement, Mr. Oxley is entitled to severance consisting of (i) payments equal to 150% of base salary for the 12 month period following termination, payable in accordance with the Company’s normal payroll practices, and (ii) continued benefits, including his automobile allowance, for up to 12 months following termination. Such payment of 150% of base salary is subject to reduction for any compensation Mr. Oxley receives from other sources during such 12 month period and Mr. Oxley has a duty to mitigate the severance payable to him subject to certain limitations set forth in his employment agreement. As a condition to receive severance pursuant to his employment agreement, Mr. Oxley is obligated to execute and not revoke a release of claims for our benefit.

For the purposes of Mr. Oxley’s employment agreement, “cause” is defined generally as (i) gross neglect of the duties set forth in his employment agreement, (ii) conviction of any felony, (iii) conviction of any lesser crime or offense involving the property of the Company or any of its subsidiaries or affiliates, (iv) willful misconduct in connection with the performance of any material portion of the duties set forth in his employment agreement, (v) breach of any material provision of his employment agreement or the Company’s Code of Conduct, or (vi) any other conduct which would make Mr. Oxley’s continued employment by the Company materially prejudicial to the best interests of the Company; and which, in the case of clause (i), continues beyond sixty (60) days after the Company has provided Mr. Oxley written notice of such gross neglect.

Restrictive Covenants

Pursuant to Mr. Oxley’s employment agreement, Mr. Oxley will be subject to a non competition restriction for the term of the agreement and for a 24 month period after termination of employment and a non solicitation restriction for the term of the agreement and for a 12 month period after termination of employment.

Employment Arrangement with Mr. Chittum

During fiscal 2015, the employment of Mr. Chittum was not subject to the terms and conditions of an employment agreement. Nonetheless, during fiscal 2015, Mr. Chittum received a base salary, which was intended to provide a fixed component of compensation reflecting his skill set, experience, role, and responsibilities, and, together with Messrs. McNew and Oxley, was eligible to earn an annual performance based cash bonus from the Company under the 2015 STIP.

The actual base salary earned by Mr. Chittum for fiscal 2015 equaled $215,250. The actual annual bonus earned by Mr. Chittum for fiscal 2015 is set forth above in the Summary Compensation Table in the column entitled “Non-Equity Incentive Plan Compensation.”

New Employment Agreements

In connection with our initial public offering, the Company has entered into new employment agreements with each of the named executive officers, effective as of July 1, 2015. For a description of the terms and conditions of such employment agreements, please see the section entitled “New Incentive Plans and Arrangements—New Employment Agreements for Messrs. McNew, Oxley and Chittum” below.

Short Term Cash Incentive Compensation

In fiscal 2015, each of our named executive officers was eligible to earn an annual performance based cash bonus from the Company under the 2015 STIP. This 2015 bonus for each of our named executive officers consisted of three components: 35% was based upon the achievement of Company Adjusted EBITDA, 35% was based upon the achievement of Company Adjusted cash flow targets and 30% was based upon the achievement of individual performance goals. In fiscal 2015, Mr. McNew was eligible to receive a target bonus in the amount of 100% of his base salary, Mr. Oxley was eligible to receive a target bonus in the amount of 50% of his base salary, and Mr. Chittum was eligible to receive a target bonus in the amount of 50% of his base salary. In fiscal 2015, each of our named executive officers achieved 100% of his respective individual performance goals, our Company Adjusted EBITDA was 141% of the target amount and our Company Adjusted cash flow was 152% of the target amount, resulting in a payment of 164% of target bonus to each of Messrs, McNew, Oxley and Chittum.  The actual amounts of the annual performance-based bonus paid to each such named executive officer under the 2015 STIP is set forth above in the Summary Compensation Table in the column entitled “Non-Equity Incentive Plan Compensation.”

Transaction Bonuses

In connection with our refinancing transaction, on March 11, 2015, certain key employees, including our named executive officers, became eligible for cash transaction bonuses in consideration of their efforts in pursuing and consummating such transaction, subject to the execution of a release of claims for our benefit. Such transaction bonuses were paid on April 7, 2015. The transaction bonuses awarded to Messrs. McNew, Oxley, and Chittum were equal to $4,131,319, $459,035, and $688,553, respectively.

Long Term Cash Incentive Compensation

On April 25, 2013, we adopted the MCBC Holdings, Inc. Management Incentive Plan, or the former MIP, to provide long term compensation incentives for certain qualified executives, including our named executive officers. Pursuant to the former MIP, certain employees and directors were eligible to receive cash bonuses upon a sale of the Company based on the value of the Company. We terminated the former MIP on February 6, 2015 and no named executive officers currently hold any rights thereunder.

Equity Incentive Compensation

On February 12, 2010, we adopted the MCBC Holdings, Inc. 2010 Equity Incentive Plan, or the 2010 Equity Plan, pursuant to which certain of our employees were granted stock options, which vested in four equal annual installments subject to the applicable optionee’s continued service. None of our named executive officers were granted any equity awards under the 2010 Equity Plan in fiscal 2015. After the consummation of our initial public offering, we have not and do not intend to grant any additional awards under the 2010 Equity Plan.

We have adopted the Amended and Restated MCBC Holdings, Inc. 2015 Incentive Award Plan in order to facilitate the grant of cash and equity incentives to non employee directors, employees (including our named executive officers), and consultants of the Company and certain of its affiliates and to enable the Company and certain of its affiliates to obtain and retain the services of these individuals, which is essential to our long term success. Prior to our initial public offering, on May 29, 2015, we granted Messrs. McNew, Oxley and Chittum 541,021, 120,223, and 180,340 shares of restricted stock under the 2015 Incentive Award Plan, respectively. In connection with our initial public offering, we granted options to purchase 137,786 shares of our common stock under the 2015 Incentive Award Plan to certain of our employees, including the named executive officers, and we granted 47,146 shares of restricted stock under the 2015 Incentive Award Plan to certain of our non employee directors. The option grants will vest in substantially equal installments over four years, subject to continued employment. The restricted stock grants are expected to vest upon the earlier of a change in control or the 181st day following the date upon which our common stock is listed (or approved for listing) on NASDAQ, subject to continued service. For additional information about the 2015 Incentive Award Plan, please see the section titled “New Incentive Plans” below.

Retirement Plan

We currently maintain a 401(k) retirement savings plan for our employees, including our named executive officers, who satisfy certain eligibility requirements. Our named executive officers are generally eligible to participate in the 401(k) plan on the same terms as other full time employees. The Internal Revenue Code, or the Code, allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre tax basis through contributions to the 401(k) plan. Currently, we match contributions made by participants in the 401(k) plan up to a specified percentage of the employee contributions, and these matching contributions are fully vested as of the date on which the contribution is made. We believe that providing a vehicle for tax deferred retirement savings though our 401(k) plan, and making fully vested matching contributions, adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our named executive officers, in accordance with our compensation policies.

Employee Benefits

Health/Welfare Plans.  All of our full time employees, including our named executive officers, are eligible to participate in our health and welfare plans, including:

•	medical, dental, and vision benefits;
•	medical and dependent care flexible spending accounts;
•	short term and long term disability insurance; and
•	life insurance.

We believe the benefits described above are necessary and appropriate to provide a competitive compensation package to our named executive officers.

No Tax Gross Ups

We do not make gross up payments to cover our named executive officers’ personal income taxes that may pertain to any of the compensation or perquisites paid or provided by the Company.

Executive Stock Ownership Policy

We have adopted an executive stock ownership policy, which is intended to encourage our executives, within five years after our initial public offering, to hold shares of our common stock with a value equal to a specified multiple of base salary (six times annual base salary in the case of the Chief Executive Officer and three times annual base salary in the case of the Chief Financial Officer and the Chief Operating Officer).

Clawback Policy

We have adopted a clawback policy, effective as of the effective date of our initial public offering. Under this policy, the Company may seek to recover or cause to be forfeited any or all performance based compensation received by employees and directors of the Company, including the named executive officers, in the event of restatement of the Company’s financial statements resulting in whole or in part from the fraud or intentional misconduct of such employees or directors.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the number of shares of our common stock underlying outstanding equity incentive plan awards for each of our named executive officers as of June 30, 2015:

	Stock Awards
		Equity Incentive
	Equity Incentive	Plan Awards:
	Plan Awards:	Market Value of
	Number of Shares	Unearned Shares
Name	That Have Not Vested (#)(1)	That Have Not Vested ($)(2)
Terry McNew	541,021	8,115,315
Timothy M. Oxley	120,223	1,803,345
Shane Chittum	180,340	2,705,100

(1)

Each named executive officer received a grant of restricted stock on May 29, 2015 in the amounts set forth herein. All shares presented give effect to the 11.139-for-1 stock split consummated on July 22, 2015 in connection with the Company’s initial public offering.  Such restricted stock are currently eligible to vest on the earlier of a change in control and January 14, 2016.

(2)	As of June 30, 2015 there was no public market for our common stock. We have valued our common stock as of June 30, 2015 based on the initial offering price of $15.00 per share.

Director Compensation

The following table sets forth information concerning the compensation of our non employee directors for fiscal 2015.

	Fees Earned
	or Paid in
Name	Cash ($)(1)	Total ($)
Christopher Keenan	—	—
Patrick J. Halloran	—	—
Joseph M. Deignan	—	—
Frederick A. Brightbill	$210,000	$210,000
Christopher A. Twomey	$210,000	$210,000

(1)

Amount reflects the annual retainer fee equal to $50,000 earned in connection with services on our board in fiscal 2015 plus an additional retainer fee equal to $160,000 for service on a special committee advising and assisting the Board with respect to the financial and strategic alternatives available to the Company.

In connection with our initial public offering, we adopted a compensation policy that, effective upon the effective date of such offering, became applicable to all of our non employee directors other than Messrs. Keenan, Halloran and Deignan. Pursuant to this policy, each eligible non employee director other than the chairperson of the board will receive an annual cash retainer of $50,000 and the chairperson will receive an annual cash retainer of $65,000. Each audit committee member other than the committee chairperson will receive an additional annual cash retainer of $10,000 and the committee chairperson will receive an additional annual cash retainer of $20,000. Each compensation committee member other than the committee chairperson will receive an additional annual cash retainer of $7,500 and the committee chairperson will receive an additional annual cash retainer of $15,000. Each nominating and corporate governance committee member other than the committee chairperson will receive an additional annual cash retainer of $5,000 and the committee chairperson will receive an additional annual cash retainer of $10,000. Each annual retainer will be paid quarterly in arrears. Under the director compensation policy, directors may elect to receive all (but not less than all) of his or her annual retainers in the form of common stock (in lieu of cash).

Pursuant to the director compensation policy, we also granted an annual award of restricted stock with a grant date fair value of $55,000 to each non employee director who receives cash compensation. The first such award, in respect of service from the date of our initial public offering through December 31, 2015, for each eligible non employee director consisted of shares of restricted stock with a grant date value equal to a prorated portion of the annual award (based on the remainder of calendar year 2015) and was made in connection with our initial public offering. The terms of each restricted stock award will be set forth in a written award agreement between each director and us, which we intend will generally provide for vesting after one year of continued service as a director (or, in the case of the first award, continued service through January 14, 2016), subject, in either case, to acceleration upon a change in control. Directors elected or appointed mid quarter will receive a prorated portion of the annual retainer and the annual award, in each case adjusted to reflect his or her period of service. In connection with the initial public offering, we also issued 21,041 additional shares of restricted stock to each of Messrs. Brightbill and Twomey outside of the director compensation policy.

Under the director compensation plan, the aggregate amount of cash and equity compensation that may be paid or granted to any non employee director during any calendar year may not exceed $500,000, subject to limited exceptions.

We have adopted a director stock ownership policy encouraging directors to hold shares of our common stock with a value equal to four times his or her annual cash retainer fee (exclusive of any committee retainers).

New Incentive Plans and Arrangements

Amended and Restated 2015 Incentive Award Plan

We have adopted the Amended and Restated MCBC Holdings, Inc. 2015 Incentive Award Plan, or the Plan, under which we may grant cash and equity incentive awards to eligible service providers in order to attract, motivate, and retain the talent for which we compete.  An aggregate of 2,458,633 shares of our common stock are available for issuance under awards granted pursuant to the Plan to employees, consultants, and non-employee directors of the Company and its affiliates. The maximum number of shares of our common stock that may be subject to one or more awards granted to any person pursuant to the Plan during any calendar year is 334,170 and the maximum amount that may be paid in cash under an award pursuant to the Plan to any one participant during any calendar year period is $3,000,000. Further, the maximum aggregate grant date fair value of awards granted to any non employee director during any fiscal year is $500,000. The Plan provides for the grant of stock options, including incentive stock options, or ISOs, and nonqualified stock options, or NSOs, restricted stock, dividend equivalents, stock payments, restricted stock units, or RSUs, deferred stock, deferred stock units, performance awards, SARs, and cash awards. No award may be granted pursuant to the Plan after the tenth anniversary of the date on which our board of directors adopts the Plan.

2015 Senior Executive Bonus Plan

We have adopted the MCBC Holdings, Inc. 2015 Senior Executive Incentive Bonus Plan, or the Executive Bonus Plan.

The Executive Bonus Plan is an incentive bonus plan under which certain key executives, including our named executive officers, will be eligible to receive bonus payments. Bonuses will generally be payable under the Executive Bonus Plan upon the attainment of pre established performance goals. Notwithstanding the foregoing, we may pay bonuses (including, without limitation, discretionary bonuses) to participants under the Executive Bonus Plan based upon such other terms and conditions as our compensation committee may in its sole discretion determine. The payment of a bonus under the Executive Bonus Plan to a participant with respect to a performance period will generally be conditioned on such participant’s continued employment on the last day of such performance period, provided that our compensation committee may make exceptions to this requirement in its sole discretion. The Executive Bonus Plan will expire on the earliest of:

•	the first material modification of the Executive Bonus Plan;
•	the first stockholders meeting at which members of our board of directors are elected during 2019; or
•	such other date, if any, on which the “reliance period” described under Treasury Regulation 1.162-27(f)(2)

expires pursuant to the terms of Section 162(m) of the Code.

New Employment Agreements for Messrs. McNew, Oxley and Chittum

In connection with the initial public offering, we entered into new employment agreements with Messrs. McNew, Oxley and Chittum, effective as of July 1, 2015. The material terms of such agreements are summarized below.

Employment Term and Position

The term of employment of each of Messrs. McNew, Oxley and Chittum is three years from the effective date of the employment agreement, subject to automatic one year extensions provided that neither party provides written notice of non extension at least 90 days prior to the expiration of the then current term. During their respective terms of employment, Mr. McNew will serve as President and Chief Executive Officer of the Company, Mr. Oxley will serve as Vice President, Chief Financial Officer, Treasurer and Secretary of the Company, and Mr. Chittum will serve as Chief Operating Officer of the Company. Further, Mr. McNew will be appointed to our board of directors and will be proposed for re election during his term of employment.

Base Salary, Annual Bonus and Equity Compensation

Pursuant to their new employment agreements, Messrs. McNew, Oxley and Chittum are entitled to initial base salaries of $400,000, $250,000 and $250,000, respectively.

In addition, Messrs. McNew, Oxley and Chittum are eligible to receive annual performance based cash bonuses upon the attainment of performance goals established by our board of directors or the compensation committee and, for purposes of Mr. McNew’s annual bonus, after consultation with Mr. McNew. The target amount of the annual performance based cash bonus that may be received by Messrs. McNew, Oxley and Chittum for any fiscal year will be 100% of base salary, 50% of base salary and 50% of base salary, respectively.

Severance

Each employment agreement provides for severance upon a termination by us without cause, subject to the execution and non revocation of a waiver and release of claims by Mr. McNew, Oxley or Chittum, as applicable.

Upon a termination of employment by us without cause, Mr. McNew, Oxley or Chittum, as applicable, will be entitled to severance consisting of (a) continued base salary through the 12 month anniversary of the termination of employment, and (b) reimbursement of the COBRA premiums (subject to cost sharing at the same level as when employed) for up to 12 months following termination of employment. Payment of continued base salary will be subject to reduction for any compensation earned by Mr. McNew, Oxley or Chittum, as applicable, during the 12 month period following termination of employment.

For purposes of the new employment agreements, the Company, will have “cause” to terminate Mr. McNew, Oxley or Chittum’s employment upon the applicable named executive officer’s (i) material failure to substantially perform the duties set forth in his employment agreement (other than any such failure resulting from disability); (ii) material failure to carry out, or comply with, in any material respect, any lawful directive of our board of directors; (iii) commission at any time of any act or omission that results in, or may reasonably be expected to result in a conviction, plea of no contest, plea of nolo contendere, or imposition of unadjudicated probation for any felony or crime involving moral turpitude; (iv) unlawful use (including being under the influence) or possession of illegal drugs on our premises or while performing his duties and responsibilities under his employment agreement; (v) commission at any time of any act of fraud, embezzlement, misappropriation, misconduct, conversion of our assets, or breach of fiduciary duty against us (or any predecessor thereto or successor thereof); or (vi) material breach of his employment agreement or other agreements with us (including, without limitation, any breach of the restrictive covenants of any such agreement).

Restrictive Covenants

Pursuant to their respective employment agreements, Messrs. McNew, Oxley and Chittum will be subject to certain non competition and non solicitation restrictions for an 18 month period after termination of employment.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the board of directors or compensation committee (or other committee performing equivalent functions) of any entity that has one or more executive officers serving on our board of directors or compensation committee.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information about the beneficial ownership of our common stock for:

•	each person or group known to us who beneficially owns more than 5% of our common stock;
•	each of our directors;
•	each of our named executive officers; and
•	all of our directors and executive officers as a group.

The number of shares of our common stock outstanding and the percentage of beneficial ownership set forth below is based on 18,889,615 shares of our common stock outstanding, including the restricted stock awards, as of September 14, 2015. Beneficial ownership in the table below includes the total shares held by the individual and his or her affiliates. Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by an individual or entity and the percentage ownership of that person, shares of common stock subject to options held by such person that are currently exercisable or will become exercisable within 60 days of September 14, 2015 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.

Unless otherwise noted below, the address for each beneficial owner listed on the table is 100 Cherokee Cove Drive, Vonore, Tennessee 37885. We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the tables below have sole voting and investment power with respect to all common stock that they beneficially own, subject to applicable community property laws.

On June 30, 2015, we received notice that MCBC Acquisition LLC had been dissolved and that the Restructuring Warrant had been distributed pro rata to the Warrant Holders. Following such distribution none of the Warrant Holders beneficially own or have the right to acquire more than 5% of the Company’s outstanding common stock.

	Shares of Common Stock
	Beneficially Owned
Name and Address of Beneficial Owner	Number	%(1)
Wayzata(2)	9,717,149	51.44
Terry McNew	541,021	2.86
Timothy M. Oxley(3)	123,486	*
Shane Chittum	180,340	*
Christopher Keenan	—	—
Patrick J. Halloran(2)	9,717,149	51.44
Joseph M. Deignan	—	—
Frederick A. Brightbill	22,729	*
Christopher A. Twomey	22,729	*
Donald C. Campion	1,688	*
All executive officers and directors as a group (nine individuals)	10,609,142	56.16

*Represents beneficial ownership of less than 1%.

(1)	Each share of common stock entitles the registered holder thereof to one vote on all matters presented to stockholders for a vote generally, including the election of directors.
(2)

Wayzata represents the aggregate shareholdings of Wayzata Opportunities Fund II, L.P., Wayzata Opportunities Fund Offshore II, L.P., and Wayzata Recovery Fund, LLC (collectively, the “Wayzata Funds”). Wayzata Investment Partners serves as investment adviser to the Wayzata Funds and has the power to direct the voting and disposition of their holdings of our common stock. Patrick J. Halloran serves as the manager of Wayzata Investment Partners and controls MAP Holdings LLC, which is the majority member of Wayzata Investment Partners. As a result, Mr. Halloran has the voting and dispositive power with respect to the shares held by Wayzata. The address for each of the foregoing is c/o Wayzata Investment Partners LLC, 701 East Lake Street, Suite 300, Wayzata, Minnesota 55391.

(3)	As a result of the pro rata distribution of the Restructuring Warrants to the Warrant Holders, Timothy M. Oxley has the right to acquire 3,263 shares of common stock.

Equity Compensation Plan Information

The following table provides information on our equity compensation plans as of June 30, 2015. The table below gives effect to the 11.139-for-1 stock split consummated on July 22, 2015 in connection with our initial public offering.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	86,985(1)	$ 4.03(2)	2,818,189(3) (4)
Equity compensation plans not approved by security holders	—	$ —	—
Total	86,985	$ 4.03	2,818,189

(1)	Represents the number of shares subject to outstanding options under the 2010 Equity Incentive Plan (the “2010 Plan”).
(2)	Represents the weighted average exercise price of outstanding options under the 2010 Plan.
(3)

This amount represents the total number of shares available for issuance as of June 30, 2015 under stockholder-approved equity plans and is comprised of (i) 2,140,815 and (ii) 677,374 shares under the 2015 Equity Incentive

Plan (the “2015 Plan”).  Prior to our initial public offering, the Company amended and restated the 2015 Plan on July 16, 2015 to, among other things, increase the shares available for issuance under the 2015 Plan from 1,518,958 shares to 2,458,633 shares.  As a result, the number of securities available for future issuance under the 2015 Plan has increased since June 30, 2015.  Further, for a discussion regarding awards under the 2015 Plan since June 30, 2015, see the section entitled “Narrative to Summary Compensation Table—Equity Incentive Compensation.”

(4)

Under the 2010 Plan, the Company may grant stock options, restricted stock, restricted stock units, stock purchases, stock appreciation rights, performance shares and performance units.  After our initial public offering, no awards under the 2010 Plan have been or are intended to be made.  Under the 2015 Plan, the Company may grant stock options, restricted stock, restricted stock units, performance awards, dividend equivalents, deferred stock, deferred stock units, stock payments and stock appreciation rights.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following are summaries of certain transactions, arrangements and relationships with certain of our directors, executive officers or stockholders owning 5% or more of our outstanding common stock.

Registration Rights Agreement

We entered into a Registration Rights Agreement with certain of our stockholders, including Wayzata, in connection with our initial public offering. The Registration Rights Agreement provides these stockholders certain registration rights whereby, at any time following our initial public offering and the expiration of any related lock‑up period, they can require us to register under the Securities Act, shares of common stock held by them, including shares issuable upon exercise of stock options held by them. After registration pursuant to these rights, these shares will become freely tradable without restriction under the Securities Act. The Registration Rights Agreement also provides for piggyback registration rights for all stockholders that are parties to the agreement.

Stockholders Agreement

We were party to a stockholders agreement with certain holders of our common stock, entered into in connection with the Restructuring Transaction, which terminated in connection with our initial public offering. This agreement granted these stockholders certain governance rights and restricted such holders from transferring our securities, subject to certain exceptions.

2009 Financing Transactions

In June 2009 we entered into a series of financing transactions with Wayzata in connection with the Restructuring Transaction, pursuant to which certain funds affiliated with Wayzata Investment Partners exchanged all of the Company’s Senior Secured Floating Rate Notes Due 2014 held by them for (i) 100% of our common stock; and (ii) $30 million of Senior Secured PIK Notes due 2014 (the “Senior Secured PIK Notes”). The Senior Secured PIK Notes bore interest at a rate of 10% per annum, payable in kind. We repaid the Senior Secured PIK Notes in the amount of $6.5 million in March 2014 and the remaining $43.4 million in November 2014.

We also entered into an amended and restated credit agreement with Wayzata Investment Partners, as administrative agent, and certain funds affiliated with Wayzata Investment Partners, as lenders, which provided for a $15.4 million senior secured term loan facility (the “Restructuring Term Loan”) and a $20 million senior secured revolving credit facility (the “Restructuring Revolver”). The Restructuring Term Loan bore interest, at our option, at a rate of 17% per annum, payable in kind, or 14% per annum, payable in cash, and the Restructuring Revolver bore interest, at our option, at a rate equal to the prime rate plus 1.25% or a rate equal to adjusted LIBOR plus 2.25%, in each case in cash. In December 2013 we repaid the Restructuring Term Loan in full in the amount of $32.9 million and terminated the Restructuring Revolver. We paid $0.25 million and $0.08 million in interest under the Restructuring Revolver in fiscal 2013 and fiscal 2014, respectively, and the maximum amount outstanding under the Restructuring Revolver in fiscal 2013 and fiscal 2014 was $7 million, which was subsequently repaid in full.

Other Compensation Programs

MCBC Holdings, Inc. has entered into certain compensation plans to provide payments to certain of its service providers (including its named executive officers and certain of our non‑employee directors) as described under the section titled “Executive Compensation”.

Our Policy Regarding Related Party Transactions

Our board of directors has adopted a written related party transaction policy setting forth the policies and procedures for the review and approval or ratification of related party transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we were or are to be a participant, where the amount involved exceeds $120,000 in any fiscal year and a related party had, has or will have a direct or indirect material interest, including without limitation, purchases of goods or services by or from the related person or entities in which the related party has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related party. In reviewing and approving any such transactions, our Audit Committee is tasked to consider all relevant facts and circumstances, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction and the extent of the related party’s interest in the transaction. All of the transactions described above occurred prior to the adoption of this policy.

Director Independence

Our board of directors has reviewed the independence of our directors and considered whether any of those persons has a material relationship with us that could compromise that person’s ability to exercise independent judgment in carrying out his or her responsibilities as a director of our company. Our board of directors has determined that Messrs. Brightbill, Twomey and Campion are independent, as defined under the rules of NASDAQ.  The members of our nominating and corporate governance committee are Messrs. Brightbill, Twomey and Halloran.  Our board of directors has determined that Mr. Halloran is not independent under the NASDAQ rules, and appointed him to the nominating and corporate governance committee in reliance on the “controlled company” exemption described below. The members of our compensation committee are Messrs. Twomey, Campion and Deignan. Our board of directors has determined that Mr. Deignan does not meet the definition of “independent director” for purposes of serving on a compensation committee under the NASDAQ rules, and appointed him to our compensation committee in reliance on the “controlled company” exemption described below.  The members of our audit committee are Messrs. Brightbill, Campion and Keenan. Our board of directors has determined that Mr. Keenan is not independent under Rule 10A-3 under the Exchange Act  (see Part III, Item 10 “Directors, Executive Officers and Corporate Governance — Audit Committee” for information regarding the independence exemption we have relied upon in appointing Mr. Keenan to our audit committee).

Controlled Company Exemption

As a result of the significant ownership of our common stock by Wayzata, more than 50% of the combined voting powers of our common stock is held by Wayzata. As a result, we qualify as a “controlled company” within the meaning of the corporate governance standards of NASDAQ. Under these corporate governance standards, a company of which more than 50% of the combined voting power is held by an individual, group, or another company is a “controlled company” and may elect not to comply with certain corporate governance standards. We have relied on the “controlled company” exemption, and therefore are not required to have a majority of the board of directors consist of independent directors and each of our nominating and corporate governance committee and compensation committee is not required to be composed entirely of independent directors. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of NASDAQ’s corporate governance requirements. In the event that we cease to be a “controlled company” and our shares continue to be listed on NASDAQ, we will be required to comply with these provisions within the applicable transition periods.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Auditors’ Fees

The following table summarizes the fees of BDO USA, LLP, our registered public accounting firm.

Fiscal Year Ended
June 30,
2015
Audit Fees(1)	$1,159
Audit-Related Fees(2)	—
Tax Fees	—
All Other Fees	—
Total Fees	$1,159

(1)	Audit fees consist of fees for the audit of our consolidated financial statements and services associated with our registration statement on Form S-1.
(2)

Audit-related fees represent fees for services rendered during the fiscal year for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.”

All such accountant services and fees were pre-approved by our audit committee in accordance with the “Pre-Approval Policies and Procedures” described below.

Pre-Approval Policies and Procedures

Our Audit Committee charter provides that the Audit Committee, or the Chair of the Committee, must pre-approve any audit and non-audit service provided to the Company by the independent auditor, unless the engagement is entered into pursuant to appropriate preapproval policies established by the Committee or if such service falls within available exceptions under SEC rules.

From time to time, our Audit Committee may pre-approve specified types of services that are expected to be provided to us by our registered public accounting firm during the next 12 months.  Any such pre-approval is detailed as to the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a.	Documents included in this report:

1. Financial Statements

	Report of Independent Registered Public Accounting Firm	F-1
	Consolidated Balance Sheets	F-2
	Consolidated Statements of Operations	F-3
	Consolidated Statements of Stockholders' Deficit	F-4
	Consolidated Statements of Cash Flows	F-5
	Notes to the Consolidated Financial Statements	F-6

1. Financial Statement Schedules

Financial statement schedules have been omitted because they are either not required, not applicable or the information required to be presented is included in our financial statements and related notes.

2. Exhibits

The following documents are filed as a part of this annual report on Form 10-K or are incorporated by reference to previous filings, if so indicated:

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of MCBC Holdings, Inc.					*
3.2	Amended and Restated By-laws of MCBC Holdings, Inc.					*
4.1	Common stock certificate of MCBC Holdings, Inc.	S-1/A	333-203815	4.1	7/15/15
4.2	Warrant to Purchase Common Stock of MCBC Holdings, Inc. dated June 30, 2009	S-1/A	333-203815	4.2	6/25/15
10.1	Registration Rights Agreement between MCBC Holdings, Inc. and Wayzata Opportunities Fund II, L.P.; Wayzata Opportunities Fund Offshore II, L.P. and Wayzata Recovery Fund, LLC, dated July 22, 2015					*
10.2†	MCBC Holdings, Inc. 2010 Equity Incentive Plan	S-1/A	333-203815	10.2	6/25/15
10.3†	MCBC Holdings, Inc. Management Incentive Plan (terminated on February 6, 2015)	S-1/A	333-203815	10.3	7/7/15
10.4†	MCBC Holdings, Inc. 2015 Incentive Award Plan	S-1/A	333-203815	10.4	7/15/15
10.5†	Form of Restricted Stock Award Agreement and Grant Notice under 2015 Incentive Award Plan (employee)	S-1/A	333-203815	10.10	7/1/15
10.6†	Form of Stock Option Agreement and Grant Notice under 2015 Incentive Award Plan (employee)	S-1/A	333-203815	10.12	7/7/15
10.7†	Form of Restricted Stock Award Grant Notice under 2015 Incentive Award Plan (director)	S-1/A	333-203815	10.13	7/7/15
10.8†	Senior Executive Incentive Bonus Plan					*
10.9†	Non-Employee Director Compensation Policy	S-1/A	333-203815	10.17	7/1/15
10.10†	Employment Agreement between MasterCraft Boat Company LLC and Timothy M. Oxley, dated October 3, 2007	S-1/A	333-203815	10.5	6/25/15
10.11†	Employment Agreement between MasterCraft Boat Company and Terry McNew, dated July 26, 2012	S-1/A	333-203815	10.6	6/25/15
10.12†	Employment Agreement between MCBC Holdings, Inc. and Terry McNew, effective as of July 1, 2015	S-1/A	333-203815	10.14	7/7/15
10.13†	Employment Agreement between MCBC Holdings, Inc. and Timothy M. Oxley, effective as of July 1, 2015	S-1/A	333-203815	10.15	7/7/15
10.14†	Employment Agreement between MCBC Holdings, Inc. and Shane Chittum, effective as of July 1, 2015	S-1/A	333-203815	10.16	7/7/15
10.15	Amended and Restated Credit and Guaranty Agreement among MasterCraft Boat Company, LLC, MasterCraft Services, Inc., MCBC Hydra Boats LLC, MasterCraft International Sales Administration, Inc. as borrowers and other credit parties, various lenders and Fifth Third Bank as the agent and L/C issuer and lender dated March 13, 2015	S-1/A	333-203815	10.7	6/25/15
10.16	Amended and Restated Security Agreement among MasterCraft Boat Company, LLC, MasterCraft Services, Inc., MCBC Hydra Boats, LLC and MasterCraft International Sales Administration, Inc. and other grantors and Fifth Third Bank as agent, dated March 13, 2015	S-1/A	333-203815	10.8	6/25/15

10.17†	Form of Indemnification Agreement for directors and officers	S-1/A	333-203815	10.9	7/7/15
21.1	List of subsidiaries of MCBC Holdings, Inc.	S-1/A	333-203815	21.1	6/25/15
23.1	Consent of BDO USA, LLP, independent registered public accounting firm					*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**

†Indicates management contract or compensatory plan.

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 17, 2015	MCBC HOLDINGS, INC.

	By:	/s/ TERRY MCNEW
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TERRY MCNEW	President and Chief Executive Officer (Principal Executive Officer) and Director
Terry McNew		September 17, 2015

/s/ TIMOTHY M. OXLEY	Chief Financial Officer (Principal Financial and Accounting Officer), Treasurer and Secretary
Timothy M. Oxley		September 17, 2015

/s/ CHRISTOPHER KEENAN	Director
Christopher Keenan		September 17, 2015

/s/ PATRICK J. HALLORAN	Director
Patrick J. Halloran		September 17, 2015

/s/ JOSEPH DEIGNAN	Director
Joseph Deignan		September 17, 2015

/s/ DONALD C. CAMPION	Director
Donald C. Campion		September 17, 2015

/s/ FREDERICK A. BRIGHTBILL	Director
Frederick A. Brightbill		September 17, 2015

/s/ CHRISTOPHER A. TWOMEY	Director
Christopher A. Twomey		September 17, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

MCBC Holdings, Inc.

Vonore, Tennessee

We have audited the accompanying consolidated balance sheets of MCBC Holdings, Inc. and subsidiaries as of June 30, 2015 and 2014, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended June 30, 2015, 2014 and 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MCBC Holdings, Inc. and subsidiaries at June 30, 2015 and 2014, and the results of its operations and its cash flows for the years ended June 30, 2015, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Memphis, Tennessee

September 17, 2015

MCBC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except share and per share data)

	June 30,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,167	$12,539
Accounts receivable — net of allowances of $92 and $137, respectively	2,653	4,406
Inventories — net (Note 4)	11,541	11,685
Prepaid expenses and other current assets (Note 5)	7,235	1,568
Deferred income taxes (Note 12)	6,733	3,839
Total current assets	29,329	34,037
Property, plant and equipment — net (Note 6)	13,233	12,891
Intangible assets — net (Note 7)	16,971	17,193
Goodwill	29,593	29,593
Deferred debt issuance costs — net	425	548
Deferred income taxes (Note 12)	—	1,800
Other	125	80
Total assets	$89,676	$96,142
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$14,808	$13,020
Income tax payable	224	182
Accrued expenses and other current liabilities (Note 9)	21,313	17,601
Common stock warrant liability (Note 16)	9,147	2,526
Current portion of long term debt (Note 11)	18,275	8,621
Total current liabilities	63,767	41,950
OTHER LIABILITIES:
Long-term debt, including related party amounts of $— in 2015 and $40,364 in 2014 (Note 11)	60,487	57,359
Unrecognized tax positions (Note 12)	519	620
Deferred income taxes (Note 12)	7,156	—
Total liabilities	131,929	99,929
COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS' DEFICIT:
Common stock, $0.01 par value per share — authorized, 54,581,100 shares; issued and outstanding, 11,139,000 shares at June 30, 2015 and 2014	10	10
Additional paid-in capital	8,942	8,942
Accumulated deficit	(51,205)	(12,739)
Total stockholders' deficit	(42,253)	(3,787)
Total liabilities and stockholders' deficit	$89,676	$96,142

The notes form an integral part of the consolidated financial statements.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands, except share and per share data)

	For the Years Ended June 30,
	2015	2014	2013
NET SALES	$214,386	$177,587	$162,009
COST OF SALES	163,220	139,975	131,303
GROSS PROFIT	51,166	37,612	30,706
OPERATING EXPENSES:
Selling and marketing	8,552	8,837	7,948
General and administrative	18,472	9,960	10,518
Amortization of intangible assets	222	221	222
Total operating expense	27,246	19,018	18,688
OPERATING INCOME	23,920	18,594	12,018
OTHER EXPENSE:
Interest expense, including related party amounts of $1,639 in 2015, $6,853 in 2014, and $9,014 in 2013 (Note 11)	5,171	7,555	9,239
Change in common stock warrant fair value	6,621	2,526	—
INCOME BEFORE INCOME TAX EXPENSE	12,128	8,513	2,779
INCOME TAX EXPENSE (BENEFIT)	6,594	(11,414)	(37)
NET INCOME	$5,534	$19,927	$2,816

EARNINGS PER COMMON SHARE:
Basic	$0.50	$1.79	$0.25
Diluted	$0.47	$1.78	$0.25
WEIGHTED AVERAGE SHARES USED FOR COMPUTATION OF:
Basic earnings per share	11,139,000	11,139,000	11,139,000
Diluted earnings per share	11,862,699	11,182,264	11,139,000

The notes form an integral part of the consolidated financial statements.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Dollar amounts in thousands, except share and per share data)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at July 1, 2012	11,139,000	$10	$8,917	$(35,482)	$(26,555)
Stock based compensation (Note 13)	—	—	23	—	23
Net Income	—	—	—	2,816	2,816
Balance at July 1, 2013	11,139,000	10	8,940	(32,666)	(23,716)
Stock based compensation (Note 13)	—	—	2	—	2
Net income	—	—	—	19,927	19,927
Balance at July 1, 2014	11,139,000	10	8,942	(12,739)	(3,787)
Dividends	—	—	—	(44,000)	(44,000)
Net income	—	—	—	5,534	5,534
Balance at June 30, 2015	11,139,000	$10	$8,942	$(51,205)	$(42,253)

The notes form an integral part of the consolidated financial statements.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Dollars amounts in thousands, except share and per share data)

	For the Years Ended June 30,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,534	$19,927	$2,816
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,278	2,472	1,975
Inventory obsolescence reserve	776	644	(1,833)
Non-cash interest expenses:
Paid in kind interest	1,034	5,586	8,879
Debt discount accretion	127	50	50
Amortization of deferred financing costs	42	61	—
Stock-based compensation	—	2	23
Loss on extinguishment of debt	852	—	—
Change in common stock warrant fair value	6,621	2,526	—
Unrecognized tax benefits	(101)	(149)	(89)
Deferred income tax benefit	6,062	(11,505)	(1)
Net provision of doubtful accounts	(373)	(275)	(24)
Gain on disposal of fixed assets	78	(17)	(41)
Changes in operating assets and liabilities:
Accounts receivable	2,126	1,014	(1,928)
Inventories	(632)	(1,013)	3,336
Prepaid expenses and other current assets	(5,667)	(769)	(113)
Income tax receivable	—	30	(30)
Other assets	(45)	331	52
Accounts payable	1,788	3,595	(169)
Income tax payable	42	182	—
Accrued expenses and other current liabilities	3,712	(778)	3,089
Net cash provided by operating activities	25,254	21,914	15,992

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	—	1,023	553
Proceeds from disposal of assets	(10)	17	49
Purchases of property and equipment	(3,467)	(3,421)	(2,994)
Net cash used in investing activities	(3,477)	(2,381)	(2,392)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	75,000	25,000	—
Principal payments on long-term debt	(70,764)	(39,956)	—
Proceeds from revolving loan	20,188	—	—
Payments on revolving loan	(12,000)	—	(7,000)
Dividends paid	(44,000)	—	—
Payment of deferred financing costs	(453)	(609)	—
Debt discount	(1,120)	—	—
Net cash used in financing activities	(33,149)	(15,565)	(7,000)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(11,372)	3,968	6,600

CASH AND CASH EQUIVALENTS — BEGINNING OF YEAR PERIOD	12,539	8,571	1,971
CASH AND CASH EQUIVALENTS — END OF YEAR	$1,167	$12,539	$8,571
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$2,725	$1,767	$325
Cash payments (refunds), net for income taxes	$551	$(168)	$(24)

The notes form an integral part of the consolidated financial statements.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data and per unit data)

1.ORGANIZATION AND NATURE OF BUSINESS

MCBC Holdings, Inc. (“MCBC” or the “Company”) was formed on January 28, 2000, as a Delaware holding company that operates primarily through its wholly owned subsidiaries, MasterCraft Boat Company, LLC and MCBC Hydra Boats, LLC. MCBC and its subsidiaries collectively are referred to herein as the “Company”.

The Company is a designer and manufacturer of premium inboard tournament ski boats and luxury performance V-drive runabouts under the MasterCraft brand and high-end saltwater fishing boats under the Hydra-Sports brand. The Company also leases a parts warehouse in the United Kingdom to expedite service, primarily to dealers and customers in the European Union.

2.BASIS OF PRESENTATION

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, MasterCraft Boat Company, LLC; MasterCraft Services, Inc.; MCBC Hydra Boats, LLC; MasterCraft Parts, Ltd.; and MasterCraft International Sales Administration, Inc.

3.SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — The consolidated financial statements include the accounts of MCBC and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates — The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales, and expenses and related disclosures. The Company bases these estimates on historical results and various other assumptions believed to be reasonable. The Company’s most significant financial statement estimates include allowances for bad debts, warranty liability, inventory allowance for obsolescence, self-insurance liability, fair value of stock options and warrant, inventory repurchase contingent obligation, uncertain tax positions, impairment of long-lived assets and intangibles subject to amortization, impairment of goodwill and indefinite-lived intangibles, and potential litigation claims and settlements. Actual results could differ from those estimates.

Revenue Recognition — The Company’s revenue is derived primarily from the sale of boats, marine parts, and accessories. Revenue is recognized in accordance with the terms of the sale, primarily upon shipment to customers, once the sales price is fixed or determinable and collectability is reasonably assured. The Company offers discounts and sales incentives that include retail promotions, rebates, and floor plan reimbursement costs that are recorded as reductions of revenues in net sales in the consolidated statements of operations. The estimated liability and reduction in revenue for sales incentives is recorded at the later of when the program has been communicated to the customer or at the time of sale.

Dealers generally have no rights to return unsold boats. Occasionally, the Company may accept returns in limited circumstances and at the Company’s discretion under its warranty policy (Note 9). The Company may be obligated, in the

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share data and per unit data)

event of default by a dealer, to accept returns of unsold boats under its repurchase commitment to floor financing providers, who are able to obtain such boats through foreclosure. The Company accrues estimated losses when a loss, due to the default of one of its dealers, is determined to be probable and the amount of the loss is reasonably estimable.

Dealer Incentives

The Company provides for various structured dealer rebate and sales promotions incentives, which are most often recognized as a reduction in net sales, at the time of sale to the dealer. Examples of such programs include rebates, seasonal discounts and other allowances. Other rebates may apply to boats already in dealer inventory. These “retail rebates” on boats in the dealer’s inventory are recorded when the rebate is communicated to the dealer. Dealer rebates and sales promotion expenses are estimated based on current programs and historical achievement and/or usage rates. Actual results may differ from these estimates if market conditions dictate the need to enhance or reduce sales promotion and incentive programs or if dealer achievement or other items vary from historical trends. Free floor plan financing incentives are estimated at the time of sale to the dealer based on the expected expense over the term of the free flooring period and are recognized as a reduction in sales. Rebates recorded during the years ended June 30, 2015, 2014, and 2013, were $5,152, $3,946 and $3,831, respectively.

Floor Plan Reimbursement Costs

The Company participates in various programs whereby it agrees to reimburse its dealers for certain floor plan interest costs incurred by such dealers for limited periods of time, ranging up to six months. Such costs are included as a reduction in net sales in the consolidated statements of operations and totaled $2,459, $2,181 and $1,881 for the years ended June 30, 2015, 2014, and 2013, respectively.

Shipping and Handling Costs — The Company includes shipping and handling costs billed to customers in net sales in the consolidated statements of operations. The Company includes costs incurred to transport product to customers and internal handling costs, which relate to activities to prepare goods for shipment, in cost of sales. For the years ended June 30, 2015, 2014, and 2013, shipping and handling costs billed to customers totaled $4,155, $4,050 and $3,856, respectively, and shipping and handling costs included in cost of sales totaled $4,461, $3,564 and $3,835, respectively.

Accounts Receivable — Accounts receivable represents amounts billed to customers under credit terms customary in its industry. The Company normally does not charge interest on its accounts receivable. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to bad debt recovery.

Cash and Cash Equivalents — The Company considers all highly-liquid investments with an original maturity of three months or less to be cash and cash equivalents. The Company’s cash deposits are in financial institutions located in Tennessee and Ohio and may at times exceed federally insured amounts. The Company had no cash equivalents at June 30, 2015 and 2014.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share data and per unit data)

Restricted Cash — As of June 30, 2013, the Company had certificates of deposit that collateralize irrevocable standby letters of credit for floor-plan financing arrangements. The Company has classified these investments as held to maturity, and therefore, are reflected on the consolidated balance sheets at their amortized cost basis. The fair value of restricted cash approximates its carrying value. There were no restricted cash balances at June 30, 2015 and 2014.

Significant Risks and Uncertainties — The Company is subject to those risks common in manufacturing driven-markets, including, but not limited to, competitive forces, dependence on key personnel, consumer demand for its products, the successful protection of its proprietary technologies, compliance with government regulations and the possibility of not being able to obtain additional financing.

Concentrations of Credit and Business Risk — Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of trade receivables. Credit risk on trade receivables is mitigated as a result of the Company’s use of trade letters of credit, dealer floor plan financing arrangements, and the geographically diversified nature of the Company’s customer base.

The Company is dependent on third-party equipment manufacturers, distributors, and dealers for certain parts and materials utilized in the manufacturing process. In 2015, 2014, and 2013 the Company purchased all engines for its MasterCraft boats under a supply agreement with one vendor. Total purchases to this vendor were $29,027, $24,426 and $22,334 for 2015, 2014, and 2013, respectively. Total accounts payable to this vendor were $2,506 and $2,870 as of June 30, 2015 and 2014 respectively. The Company is dependent on the ability of its suppliers to provide products on a timely basis and on favorable pricing terms. The loss of certain principal suppliers or a significant reduction in product availability from principal suppliers could have a material adverse effect on the Company. Business risk insurance is in place to mitigate the business risk associated with sole suppliers for sudden disruptions such as those caused by natural disasters.

Inventories — Inventories are valued at the lower of cost or market and are shown net of an inventory allowance in the balance sheet. Inventory cost includes material, labor, and manufacturing overhead and is determined based on the first-in, first-out (FIFO) method. Provisions are made as necessary to reduce inventory amounts to their net realizable value or to provide for obsolete products.

Property, Plant, and Equipment — Property, plant, and equipment are recorded at historical cost less accumulated depreciation, and depreciated on a straight-line basis over the estimated useful lives. Repairs and maintenance are charged to operations as incurred, and expenditures for additions and improvements that increase the asset’s useful life are capitalized.

Ranges of asset lives used for depreciation purposes are:

Buildings and improvements	7	-	40	years
Machinery and equipment	3	-	7	years
Furniture and fixtures	3	-	5	years

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share data and per unit data)

Goodwill and Other Intangible Assets — The Company does not amortize goodwill and other purchased intangible assets with indefinite lives. All of the Company’s goodwill and intangible assets relate to the MasterCraft operating segment. The Company’s primary intangible assets with finite lives consist of a dealer network, developed technologies, software, and order backlog, and are carried at their estimated fair values at the time of acquisition, less accumulated amortization. Amortization is recognized on a straight-line basis over the estimated useful lives of the respective assets (see Note 7). Intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate long-lived assets described below.

During the year ended June 30, 2013, the Company adopted Accounting Standard Update (ASU) No. 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which permits entities to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test included in accounting principles generally accepted in the United States of America. Entities are not required to calculate the fair value of a reporting unit unless they determine that it is more likely than not that the fair value is less than the carrying amount. Management concluded it was not necessary to apply the traditional two-step fair value quantitative impairment test in ASC 350 during the years ended June 30, 2015 and 2014. Also during the year ended June 30, 2013, the Company early adopted ASU No. 2012-02, Intangibles — Goodwill and Other (Topic 350): Testing Indefinite Lived Intangible Assets for Impairment, which allows the Company to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangibles assets is necessary, similar in approach to goodwill impairment testing. The Company recorded no impairment cost related to its intangible assets during the years ended June 30, 2015 and 2014, as a result of the qualitative assessment. These assets must be reviewed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

If the qualitative assessment indicates the possibility of impairment, the first step is to compare the fair value of a reporting unit with its carrying amount. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step is performed to measure the amount of the impairment loss, if any. In this second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill.

Impairment of Long-Lived Assets Other Than Indefinite-Lived Assets — The Company assesses the potential for impairment of its long- lived assets if facts and circumstances, such as declines in sales, earnings, or cash flows or adverse changes in the business climate, suggest that they may be impaired. The Company performs its review by comparing the book value of the assets to the estimated future undiscounted cash flows associated with the assets. If any impairment in the carrying value of its long-lived assets is indicated, the assets would be adjusted to an estimate of fair value. The Company did not evaluate its long-lived assets for impairment as of June 30, 2015 and 2014 as no triggering event occurred.

Income Taxes — Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. The Company records its global tax provision based on the respective tax rules and regulations for the jurisdictions in which it operates.  Deferred tax assets and liabilities are the expected future tax amounts

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share data and per unit data)

for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates.

Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.  Significant judgment is required in evaluating the need for and magnitude of appropriate valuation allowances against deferred tax assets.  The realization of these assets is dependent on generating future taxable income.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

In determining the amount of current and deferred tax the Company takes into account the impact of uncertain tax positions and whether additional taxes, interest and penalties may be due. The Company believes that its accruals for tax liabilities are adequate for all open tax years based on its assessment of many factors, including interpretations of tax law and prior experience. This assessment relies on estimates and assumptions and may involve a series of judgments about future events. New information may become available that causes the Company to change its judgment regarding the adequacy of existing tax liabilities; such changes to tax liabilities will have an impact on tax expense in the period that such a determination is made.

Product Warranties — The Company offers warranties on the sale of certain products for a period of up to five years and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimates of the level of future claims, and are subject to adjustment as actual claims are determined or as changes in the obligations become reasonably estimable. Such costs are included in cost of sales in the consolidated statements of operations. In 2014, the Company entered into a contract with an insurance company to reimburse warranty claims paid to independent boat dealerships for years two through five of the warranty period. Such insurance payments are included in prepaid expenses and other current assets.

Research and Development — Research and development expenditures are expensed as incurred. The amount charged against operations during the years ended June 30, 2015, 2014, and 2013 was $3,027, $2,722 and $2,839, respectively, and is included in operating expenses in the consolidated statements of operations.

Self-Insurance — The Company is self-insured for certain losses relating to product liability claims and employee medical claims. The Company has purchased stop-loss coverage in order to limit its exposure to any significant levels under these plans. Losses are accrued based upon the Company’s estimates of the aggregate liability for self-insured claims incurred using certain actuarial assumptions followed in the insurance industry and Company’s historical experience.

Deferred Financing Costs — Certain costs incurred to obtain financing are capitalized and amortized over the term of the related debt using the effective interest method. For the years ended June 30, 2015 and 2014, the Company incurred

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share data and per unit data)

deferred financing costs of $453 and $609, respectively and recorded amortization of $42 and $61, respectively. There were no deferred financing costs or related amortization as of and for the year ended June 30, 2013.

Stock-Based Compensation — Compensation cost is recognized for stock options issued to employees, based on the fair value of these awards at the date of grant. The Black-Scholes model is utilized to estimate the fair value of stock options. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. The amount charged against operations for the years ended June 30, 2015, 2014, and 2013, was $0, $2 and $23, respectively, and is included in operating expenses in the consolidated statements of operations.

Common Stock Warrant — The Company accounts for its freestanding common stock warrant as a liability. The warrant is recorded at fair value at each balance sheet date, estimated using an option pricing model. Changes in the estimated fair value of the warrant are separately stated in the consolidated statements of operations.

Advertising — Advertising costs are expensed as incurred. The amount charged against operations during the years ended June 30, 2015, 2014, and 2013, was $5,521, $5,255 and $4,238, respectively, and is included in selling and marketing expenses in the consolidated statements of operations.

Fair Value Measurements — The Company measures its “financial” assets and liabilities and certain “non-financial” assets and liabilities at fair value and utilizes the established framework for measuring fair value and disclosing information about fair value measurements. Fair value is the price received to transfer an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Measuring fair value involves a hierarchy of valuation inputs used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly; and, Level 3 inputs are unobservable inputs in which little or no market data exists, therefore requiring a company to develop its own valuation assumptions.

Fair Value of Financial Instruments — The carrying amounts of the Company’s financial instruments, consisting of cash and cash equivalents, accounts receivable, accounts payable and other liabilities, approximate their estimated fair values due to the relative short-term nature of the amounts. The common stock warrant is measured and recorded at fair value on a recurring basis. The carrying amount of debt approximates fair value due to variable interest rates at customary terms and rates the Company could obtain in current financing. Management does not believe it is practical to determine the fair value of its related party debt, since it may have been issued at rates and on terms different than if the debt was issued to a non-related party. Accordingly, management does not consider it practical to determine the fair value of the related party debt without incurring excessive cost.

Repurchase Commitments — In connection with its dealers’ wholesale floor-plan financing of boats, the Company has entered into repurchase agreements with various lending institutions. The repurchase commitment is on an individual unit basis with a term from the date it is financed by the lending institution through the payment date by the dealer, generally not exceeding two and a half years. The Company accrues estimated losses for obligations to repurchase inventory

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share data and per unit data)

repossessed from dealerships by financial institutions when it is probable that a loss has been incurred and the amount of loss is reasonably estimable. The Company has applied these provisions to its floor plan repurchase agreements as disclosed in Notes 9 and 14.

Earnings Per Common Share — Basic earnings per common share reflects reported earnings divided by the weighted average number of common shares outstanding. Diluted earnings per common share include the effect of dilutive stock options and warrant and the respective tax benefits, unless inclusion would not be dilutive.

Operating Leases — The Company leases warehouse space and equipment under operating lease arrangements. Lease agreements may include rent holidays, rent escalation clauses, and tenant improvement allowances. The Company recognizes scheduled rent increases on a straight-line basis over the lease term beginning with the date the Company takes possession of the leased space.

Segment Information — Operating segments are identified as components of an enterprise about which discrete financial information is available for evaluation by the chief operating decision maker in making decisions on how to allocate resources and assess performance. The Company views its operations in two reporting segments based on product brand consisting of the MasterCraft brand and the Hydra-Sports brand.

Reclassifications — Certain amounts in prior fiscal years have been reclassified to conform with the presentation adopted in the current fiscal year.

Recently Issued Accounting Standards — In May 2014, the FASB and International Accounting Standards Board jointly issued new principles-based accounting guidance for revenue recognition that will supersede virtually all existing revenue guidance. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. To achieve the core principle, the guidance establishes the following five steps: 1) identify the contract(s) with a customer, 2) identify the performance obligation in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also details the accounting treatment for costs to obtain or fulfill a contract. Lastly, disclosure requirements have been enhanced to provide sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB announced that the implementation date would be delayed by one year.   It will now be effective for annual and interim periods beginning after December 15, 2017.  Early adoption is now permitted for fiscal years beginning after December 15, 2016.  The Company is currently evaluating the impact this new guidance is expected to have on our financial position or results of operations and related disclosures.

In April 2015, the FASB issued ASU No. 2015-03, “Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” related to the presentation requirements for debt issuance costs and debt discount and premium. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. ASU 2015-03 is effective for fiscal

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share data and per unit data)

years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption of the amendments in ASU 2015-03 is permitted for financial statements that have not been previously issued. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and note disclosures.

4.INVENTORIES

Inventories at June 30, 2015 and 2014 consisted of the following:

	2015	2014
Raw materials and supplies	$4,709	$4,957
Work in process	1,783	2,602
Finished goods	5,529	4,798
Obsolescence reserve	(480)	(672)
Total inventories	$11,541	$11,685

Activity in the obsolescence reserve was as follows for the years ended June 30, 2015 and 2014:

	2015	2014
Beginning balance	$(672)	$(1,330)
Charged to costs and expenses	(776)	(644)
Disposals	968	1,302
Ending balance	$(480)	$(672)

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at June 30, 2015 and 2014, consisted of the following:

	2015	2014
Prepaid photo shoot	$624	$542
Insurance	513	531
Trade show deposits	107	121
Warranty Insurance	3,012	—
Deferred IPO costs	2,107	—
Other	872	374
Total prepaid expenses and other current assets	$7,235	$1,568

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share data and per unit data)

6.PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment — net at June 30, 2015 and 2014, consisted of the following:

	2015	2014
Land and improvements	$1,125	$1,125
Buildings and improvements	7,743	7,652
Machinery and equipment	14,717	12,534
Furniture and fixtures	1,028	946
Construction in progress	1,693	887
Total property, plant, and equipment	26,306	23,144
Less accumulated depreciation	(13,073)	(10,253)
Property, plant, and equipment — net	$13,233	$12,891

Depreciation expense for the years ended June 30, 2015, 2014, and 2013 was $3,057, $2,251 and $1,753, respectively.

7.INTANGIBLE ASSETS

As of June 30, 2015 and 2014, details of the Company’s intangible assets other than goodwill were as follows:

	2015
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Dealer network	$1,590	$(733)	$857
Developed technologies for internal use	800	(686)	114
Software	500	(500)	—
Order backlog	700	(700)	—
Total amortizable intangible assets	3,590	(2,619)	971
Trade names	16,000	—	16,000
Total intangible assets	$19,590	$(2,619)	$16,971

	2014
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Dealer network	$1,590	$(626)	$964
Developed technologies for internal use	800	(571)	229
Software	500	(500)	—
Order backlog	700	(700)	—
Total amortizable intangible assets	3,590	(2,397)	1,193
Trade names	16,000	—	16,000
Total intangible assets	$19,590	$(2,397)	$17,193

The amortizable intangible assets reflected in the table above were determined by management to have finite lives. The useful life for the developed technology for internal use was based on review of historical lives of similar products, in

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share data and per unit data)

conjunction with technology-specific factors and anticipated future trends in the industry. The useful life for the software was based on review of historical lives of similar products, in conjunction with technology-specific factors and anticipated future trends in the software industry and the marine industry. The useful life for the dealer network was based on the average tenure of the dealer group. None of the amortizable intangible assets are expected to have a residual value at the end of their respective useful lives. The intangible assets are amortized on a straight-line basis over the estimated useful lives.

The Company’s finite-lived intangible assets are amortized on a straight- line basis over the weighted-average amortization periods in the following table. The aggregate weighted-average amortization period is 8.2 years.

Amortization Period
(in years)
Dealer network	14
Developed technologies for internal use	7
Software	3
Order backlog	1

Trade names have been determined by management to have indefinite lives and are not being amortized, based on management’s expectation that trade names will generate cash flows for an indefinite period. Management expects to maintain usage of the trade names on existing products and introduce new products in the future under the trade names, thus extending their lives indefinitely.

Amortization expense for the years ended June 30, 2015, 2014, and 2013, was $222, $221 and $222, respectively. Estimated amortization expense for the five years subsequent to June 30, 2015, is shown in the following table:

Fiscal years ending June 30,
2016	$221
2017	107
2018	107
2019	107
2020	107
and thereafter	322
Total	$971

8. RESTRICTED CASH

The Company is obligated to maintain irrevocable standby letters of credit for the benefit of GE Commercial Distribution Finance Corporation as collateral for floor-plan financing arrangements. At June 30, 2015 and 2014, these irrevocable standby letters of credit were $1,175, respectively. The financial institution secured the letters of credit by reducing the available funds in the Company’s Revolving Credit Facility. The letters expire in April and May 2016. There were no restricted funds as of June 30, 2015 or 2014.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share data and per unit data)

9.ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at June 30, 2015 and 2014, consisted of the following:

	2015	2014
Warranty	$10,228	$8,033
Self-insurance	894	899
Compensation and related accruals	2,320	3,189
Inventory repurchase contingent obligation	923	762
Interest	790	580
Dealer incentives	3,568	1,996
Other	2,590	2,142
Total accrued expenses and other current liabilities	$21,313	$17,601

The following table provides a roll forward of the accrued warranty liability for the years ended June 30, 2015 and 2014:

	2015	2014
Beginning balance	$8,033	$8,056
Provisions	8,351	4,301
Payments made	(6,156)	(4,324)
Ending balance	$10,228	$8,033

Activity in dealer incentives for the years ended June 30, 2015 and 2014 was as follows:

	2015	2014
Beginning balance	$1,996	$2,847
Provisions	7,951	3,901
Payments made	(6,379)	(4,752)
Ending balance	$3,568	$1,996

10. FAIR VALUE MEASUREMENTS

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:

Level 1 — Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2 — Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share data and per unit data)

Level 3 — Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

When determining the fair value measurements for assets or liabilities required or permitted to be recorded at and/or marked to fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability. When possible, the Company looks to active and observable markets to price identical assets. When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.

The following tables summarize the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the consolidated balance sheets:

The Company classifies the common stock warrant within Level 3 because they are valued using valuation techniques using certain inputs that are unobservable in the market. Liabilities, measured at fair value on a recurring basis include the following as of June 30, 2015 and 2014:

	2015 Fair Value Measurements Using
	Level 1	Level 2	Level 3
Liability — common stock warrant	$—	$—	$9,147

	2014 Fair Value Measurements Using
	Level 1	Level 2	Level 3
Liability — common stock warrant	$—	$—	$2,526

The Company uses an option pricing model to estimate the fair value of the warrant. Key inputs used in valuing the Company’s warrant include the Company’s stock price (estimated using a combination of the income and market approach), the Company’s stock price volatility, risk-free interest rate, and exercise price of the warrant. The estimated expected volatility was based on the volatility of common stock of a group of comparable, publicly traded companies. The increase in the amount of the warrant liability during the year ending June 30, 2015 is primarily due to the Company’s improved financial performance.

The following table shows the reconciliation from the beginning to the ending balance for the Company’s common stock warrant liability measured at fair value on a recurring basis using significant unobservable inputs (i.e. Level 3) for the years ended June 30, 2015 and 2014:

	2015	2014
Beginning balance	$2,526	$—
Change in common stock warrant fair value	6,621	2,526
Ending balance	$9,147	$2,526

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share data and per unit data)

The Company estimated the common stock warrant using an option pricing model with the following assumptions at June 30:

	2015	2014
Expected term (in years)	0.50	3
Risk-free rate	0.11%	0.86%
Expected volatility	52.95%	66.21%
Dividend rate	—%	—%

11. LONG-TERM DEBT

Long-term debt outstanding at June 30, 2015 and 2014 is as follows:

	2015	2014
Revolving Loan due November 2019	$8,189	$—
Floating Rate Notes due October 2014, plus interest at six-month LIBOR, plus a margin of 6.375%	—	425
Senior Secured PIK Notes due December 2018, $30,000 face amount plus PIK interest of $12,305 at June 30, 2014, and interest at 10% per annum payable in kind quarterly	—	42,305
Senior Secured Term Loan due November 2019, plus interest at an applicable rate plus LIBOR or Prime rates	70,573	23,250
Total long-term debt	78,762	65,980
Less current portion	18,275	8,621
Long-term debt — less current portion	$60,487	$57,359

Total amounts outstanding to entities controlled by Wayzata Investment Partners LLC, a related party and controlling stockholder, were $ — and $40,364 as of June 30, 2015 and 2014, respectively.

On June 30, 2009, the various entities controlled by Wayzata Investment Partners LLC (the “Wayzata Entities”) exchanged all of their 2014 Notes for (1) 100% of the New Common Stock of MCBC and (2) $30,000 of Senior Secured PIK Notes secured by second-priority liens on substantially all of the Company’s assets. The Senior Secured PIK Notes were issued in the aggregate principal amount of $30,000, due September 2014, with interest to be paid in kind at a rate of 10% per annum. The Company also issued a $15,000 Senior Secured Term Loan, due June 2014, to the Wayzata Entities. On September 9, 2013, the fourth amendment to the credit agreement for the $15,000 Senior Secured Term Loan was executed thereby extending the maturity date to June 29, 2015. The initial draw under the Senior Secured Term Loan of $15,000, was made at a 3.0% discount of the face amount of the draw. Interest accrued, at the option of the Company, at a rate of 17% per annum PIK quarterly, or 14% per annum payable in cash quarterly. The $15,000 Senior Secured Term Loan was paid off December 20, 2013. The Company paid $32,918 which included $15,000 of the original term loan and $17,918 in PIK interest.

In addition to the Senior Secured PIK Notes and Senior Secured Term Loan, the Company entered into an Amended and Restated Revolving Credit Facility with the Wayzata Entities acting as administrative agent and lenders and a financial institution as the servicer. The initial maximum availability was $20,000, maturing June 29, 2014. The Senior Secured PIK Notes were amended on December 20, 2013 to extend the maturity date to December 19, 2018. On September 9, 2013, the

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share data and per unit data)

fourth amendment to the credit agreement for the Revolving Credit Facility was executed thereby extending the maturity date to June 29, 2015. Interest was due quarterly at the bank’s prime rate. Periodic draws under the Amended and Restated Revolving Credit Facility were subject to a borrowing base. The borrowing base calculation allowed advances against the underlying assets as follows: (a) 85% of eligible accounts receivable, the lesser of (1) the lesser of (a) 60% of eligible inventory or (b) 85% of net orderly liquidation value percentage of such eligible inventory or (2) $11,903, (b) the lesser of (1) $650 or (2) 85% appraised net orderly liquidation value of eligible equipment, (c) all real property. At the lender’s discretion, borrowing could have exceeded the availability under the borrowing base from time to time. Over advances outstanding at any time could not have exceeded $10,000 upon approval from the Wayzata entities. The remaining availability on the borrowing base was approximately $12,000 on June 30, 2013. This revolving loan was replaced with a new revolving line on December 20, 2013.

On December 20, 2013, the Company entered into a Credit and Guaranty Agreement with Fifth Third Bank and SunTrust Bank (the “Credit and Guaranty Agreement”) that comprised of a $25,000 term loan commitment and a $10,000 revolving credit commitment. Initial borrowing under the term loan was $20,000 with an additional draw on February 6, 2014 for an additional $5,000. Borrowings under the Credit and Guaranty Agreement bear interest at the Company’s option of Bank Prime or London Interbank Offered Rate plus the applicable margin, as defined in the Credit and Guaranty Agreement. The Credit and Guaranty Agreement requires quarterly principal payments and requires the Company to meet certain financial covenants that include a minimum fixed charge coverage ratio and a leverage ratio. As of June 30, 2015 the Company was compliant with all of its debt covenants. Any remaining amounts outstanding under the Credit and Guaranty Agreement become due on September 20, 2018. Availability under the revolving line of credit is reduced by letters of credit. The Credit and Guaranty Agreement also requires an excess cash flow payment to be made each fiscal year after completion of the annual audit. Commencing with the year ending June 30, 2014 the requirement to make an excess cash flow payment is subject to the Company meeting certain leverage ratios as defined in the credit agreement.

On November 25, 2014, the Company amended its Credit and Guaranty Agreement to increase the term loan commitment from $25,000 to $50,000, modify quarterly principal payments, and extend the maturity date to November 2019. The proceeds of the debt were used (in addition to cash flow from operations) to extinguish $44,023 of the Wayzata Senior Secured PIK Notes, including accrued PIK interest of $684. Transaction costs associated with the amendment included an original issue discount of $588. On March 13, 2015, the Company entered into an Amended and Restated Credit and Guaranty Agreement (the “Amended and Restated Credit and Guaranty Agreement”) which increased the term loan commitment from $50,000 to $75,000 and increased the revolving loan to $30,000. The Company initially borrowed $20,000 on the revolving loan and repaid $10,000 during March 2015. The amended term loan requires quarterly principal payments of $1,875 beginning March 31, 2015, and increasing as follows: $2,813 on March 31, 2017 and $3,750 on March 31, 2019. Transaction costs associated with the amendment included an original issue discount of $532 and deferred debt issuance costs of $453. The Company had borrowings of $8,189 outstanding on the revolving loan as of June 30, 2015. Availability under the revolving line of credit is reduced by letters of credit. There were specified letters of credit outstanding for $1,175 at June 30, 2015 and 2014, respectively. The net revolving loan availability as of June 30, 2015 was $20,636. As of June 30, 2015 and 2014, the effective interest rate on borrowings outstanding on the Amended and Restated Credit and Guaranty Agreement was 4.195% and 3.770%, respectively. The Amended and Restated Credit and Guaranty Agreement also modified interest rates and financial covenants. As of June 30, 2015 the Company was in compliance with all of its debt covenants. The Company used $44,000 of the proceeds to pay a cash dividend to common stockholders in

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share data and per unit data)

March 2015.  The dividend per basic and diluted common share was $3.95 and $3.71, respectively, after giving effect to the 11.139-for-1 stock split consummated on July 22, 2015 in connection with the Company’s initial public offering in July 2015.

The Amended and Restated Credit and Guaranty Agreement also requires an excess cash flow payment to be made each fiscal year after completion of the annual audit. Commencing with the year ending June 30, 2015 the requirement to make an excess cash flow payment is subject to the Company meeting certain leverage ratios as defined in the agreement. The excess cash flow payment due for the year ended June 30, 2015 is $10,775 and the excess cash flow payment for the year ended June 30, 2014 was $4,446. The estimated excess cash flow payment is classified in the current portion of long term debt in the accompanying consolidated balance sheets. Long-term debt maturities subsequent to June 30, 2015 are as follows:

Fiscal years ending June 30,
2016	$18,275
2017	9,375
2018	11,250
2019	13,125
2020	26,737
Total	$78,762

12. INCOME TAXES

Earnings from continuing operations before income taxes and equity by jurisdiction were all in the United States except for a loss of $128 and $74 in 2015 and 2014, respectively.

For the years ended June 30, 2015,  2014 and 2013, the components of the provision for income taxes are as follows:

	Fiscal Years Ended
	June 30, 2015	June 30, 2014	June 30, 2013
Current income tax expense (benefit):
Federal	$436	$3,467	$193
State and other	96	308	29
Benefit of operating loss carryforwards	—	(3,680)	(258)
Total current tax (benefit) expense	532	95	(36)
Deferred tax expense (benefit):
Federal	5,636	(10,639)	—
State and other	426	(870)	(1)
Total deferred tax expense (benefit)	6,062	(11,509)	(1)
Income tax expense (benefit)	$6,594	$(11,414)	$(37)

As of June 30, 2013, the Company had a valuation allowance against all of its deferred tax assets based on the evaluation of positive and negative evidence available. The deferred tax liability of $5,866 at June 30, 2014 relates to indefinite lived trade names. During the fiscal year ended June 30, 2014, the Company determined it was more likely than not that the majority of the deferred tax assets will be realized due to improved financial performance and management’s expectations

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share data and per unit data)

regarding future financial performance. The valuation allowance increased by $36 during the year ended June 30, 2015.  The valuation allowance decreased by $15,570 during the year ended June 30, 2014.

The difference between the statutory and the effective federal tax rate for the years ended June 30, 2015,  2014 and 2013 is attributable to the following:

	Fiscal Years Ended
	June 30, 2015	June 30, 2014	June 30, 2013
Statutory income tax rate	34.00%	34.00%	34.00%
State taxes (net of federal income tax benefit and valuation allowance)	2.73	(8.65)	3.00
Valuation allowance	0.30	(166.86)	(38.14)
Other	(2.95)	(0.69)	1.14
Uncertain tax positions	(0.55)	(2.47)	(2.29)
Permanent differences	20.84	10.59	0.96
Effective income tax rate	54.37%	(134.08)%	(1.33)%

As of June 30, 2015 and 2014, a summary of the significant components of the Company’s deferred tax assets and liabilities was as follows:

	2015	2014
Deferred tax assets:
Warranty reserves	$4,271	$2,944
Repurchase agreements	338	280
Other reserves	1,135	616
Non-Deductible transaction fees	260	—
Unrecognized tax benefits	175	210
Federal net operating loss	553	8,061
State net operating loss	130	601
Foreign net operating loss	106	79
Valuation allowance	(235)	(199)
Total deferred tax assets	6,733	12,592
Deferred tax liabilities:
Depreciation	(837)	(589)
Intangible asset basis difference	(6,311)	(6,355)
Other	(8)	(9)
Total deferred tax liabilities	(7,156)	(6,953)
Net deferred tax assets (liabilities)	$(423)	$5,639

Deferred tax assets and liabilities are classified as current and noncurrent amounts in the accompanying consolidated balance sheets according to the classification of the related asset and liability.

	2015	2014
Current deferred tax asset	$6,733	$3,839
Noncurrent deferred tax assets (liabilities)	(7,156)	1,800
Net deferred tax assets (liabilities)	$(423)	$5,639

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share data and per unit data)

The Company has federal net operating loss carryforwards of approximately $1,626 that expire in varying years ranging from June 30, 2030 to June 30, 2032. The Company has state net operating loss carryforwards of approximately $3,013, net of valuation allowance, that expire in varying years, dependent upon tax jurisdiction, ranging from June 30, 2016 to June 30, 2029.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2015	2014
Balance at July 1	$370	$459
Additions based on tax positions related to the current year	54	11
Additions for tax positions of prior years	(96)	—
Reductions for tax positions of prior years	—	(100)
Balance at June 30	$328	$370

Of this total, $344 and $410 as of June 30, 2015 and 2014, respectively represent the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The total amount of interest and penalties recorded in the consolidated statements of operations for the years ended June 30, 2015, and 2014 were a benefit of $59 and $58, respectively. The amounts accrued for interest and penalties at June 30, 2015 and 2014 were $192 and $250 respectively.

The Company and its subsidiaries are subject to US federal income tax, as well as various other income state taxes and foreign income taxes. The Company is no longer subject to examination by taxing authorities for years before June 30, 2010. The Company expects the total amount of unrecognized benefits to decrease by approximately $333 in the next twelve months.

13.STOCK-BASED COMPENSATION

On May 29, 2015, the Company granted to certain employees 841,585 shares of restricted stock under the Company’s 2015 Incentive Award Plan, after giving effect to the 11.139-for-1 stock split consummated on July 22, 2015 in connection with the Company’s initial public offering. No  stock compensation was recognized for the year ended June 30, 2015 as the award included performance conditions that were based on either an initial public offering or a change in control and until consummation of the event it was not considered probable for accounting purposes.  The Company also granted 47,146 shares of restricted stock to certain non-employee directors in connection with its initial public offering.  The Company estimates that it will recognize $13,331 in stock-based compensation from the Company’s initial public offering date through January 2016 from these restricted stock awards.

The Company recorded no stock-based compensation expense for the year ended June 30, 2015.  The Company recorded stock-based compensation expense for the years ended June 30, 2014, and 2013 of $2 and $23, respectively.

The MCBC Holdings, Inc. 2010 Equity Incentive Plan (or the 2010 Plan) provides a means by which eligible employees, directors, and consultants may be given the opportunity to benefit from the value of (or the increases in value of) the common stock through the granting of incentive stock options, nonstatutory stock options, rights to purchase common stock, stock appreciation rights, restricted stock, restricted stock units, performance shares, and performance units. The

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share data and per unit data)

2010 Plan is administered by the Board of Directors of the Company which has the discretion of determining when, to whom, and the type of awards to be granted under the 2010 Plan.

A total of 1,326,087 Tranche 1 Options and a total of 795,625 Tranche 2 Options were granted during 2010 after giving effect to the 11.139-for-1 stock split consummated on July 22, 2015 in connection with the Company’s initial public offering. Options vest in 25% increments each year over a four year period beginning September 30, 2010 and if not exercised, expire on March 15, 2020.

The fair value of each option award was estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. The Company determined that it does not have sufficient information on which to base a reasonable and supportable estimate of expected volatility of its share price, because they have limited or no active stock transactions with third parties. Therefore, the Company has selected to use the calculated value method. Under this method, the Company used comparable public companies to estimate expected volatility. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

No awards were granted under the 2010 Plan during the years ended June 30, 2015, 2014, or 2013 and all outstanding awards are fully vested at June 30, 2015.

A summary of the activity in the 2010 Plan for the year ending June 30, 2015 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Yrs.)	Value
Outstanding at beginning of year	145,331	$4.03	5.7	$3.65
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	(58,346)	$4.03	—	—
Outstanding at end of year	86,985	$4.03	4.7	$9.57
Fully vested and exercisable at end of year	86,985	$4.03	4.7	$9.57

The shares above give effect to the 11.139-for-1 stock split consummated on July 22, 2015 in connection with the Company’s initial public offering.

14. COMMITMENTS AND CONTINGENCIES

The Company leases equipment and warehouse space under operating lease agreements expiring through 2020. Rental expense was $262, $293, and $416 during the years ended June 30, 2015, 2014, and 2013, respectively. Future minimum rental payments under all non-cancelable operating leases with remaining lease terms in excess of one year at June 30, 2015, are as follows:

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share data and per unit data)

Fiscal years ending June 30,
2016	$456
2017	457
2018	351
2019	172
2020	24
and thereafter	—
Total	$1,460

Under certain conditions, the Company is obligated to repurchase new inventory repossessed from dealerships by financial institutions that provide credit to boat dealerships. Under the terms of these “Repurchase Agreements,” the Company is obligated to repurchase inventory repossessed by these financial institutions for a period ranging from 18 months to 30 months from the date of the original sale of the products to the respective dealers. Repossession of products by the financial institutions normally occurs when a dealer goes out of business or defaults with a lender. The maximum obligation of the Company under such floor plan agreements aggregated approximately $64,061 and $43,792 as of June 30, 2015 and 2014, respectively. The Company repurchased 9 units for the year ended June 30, 2015 under the repurchase obligation agreement with GE Australia.  All of the boats repurchased were re-sold during the year ended June 30, 2015.  No units were repurchased for the year ended June 30, 2014. The Company recorded an estimated liability of $923 and $762 as of June 30, 2015 and 2014, respectively, after giving effect to proceeds anticipated to be received from the resale of those products to alternative dealers, and taking into consideration the credit quality of the dealers.

The Company is engaged in an exclusive contract with Ilmor Marine to provide engines for its MasterCraft boats. This contract makes Ilmor Marine the only supplier to MasterCraft for in-board engines expiring June 30, 2019. The Company is obligated to purchase a minimum number of engines during each model year and penalties can be assessed if the Company does not meet the purchase requirements. The Company did not incur any penalties related to engine purchase shortfalls for the years ended June 30, 2015 and 2014, respectively. Estimated purchases under the agreement range from approximately $24,000 to $30,000 for each of the years ending June 30, 2016 thru 2019.

Future minimum purchase commitments for the remainder of the exclusive supply agreement are as follows:

Fiscal years ending June 30,
2016	$1,066
2017	1,109
2018	1,153
2019	1,153
Total	$4,481

The Company is involved in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Legal Contingencies

The Company is involved in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s financial condition or results of operations. The Company records a liability in its consolidated financial statements for

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share data and per unit data)

these matters when a loss is known or considered probable and the amount can be reasonably estimated. The Company reviews these estimates each accounting period as additional information is known and adjusts the loss provision when appropriate. If a matter is both probable to result in a liability and the amounts of loss can be reasonably estimated, the Company estimates and discloses the possible loss or range of loss. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in its consolidated financial statements.

On June 29, 2015, Malibu Boats, LLC (“Malibu”) filed a complaint in the United States District Court for the Eastern District of Tennessee alleging that our Gen 2 Surf System and NXT Surf System infringe a Malibu patent relating to Malibu’s wake surf technology. The complaint seeks trebled damages in an unspecified amount, attorneys’ fees and an injunction against future infringement. We do not believe that Malibu’s claims have merit and we intend to defend against these claims vigorously.

15. RELATED PARTY

In addition to the related party debt discussed in Note 11, a former officer of a subsidiary of the Company was also the owner of a dealership who is a customer of the Company. This dealership purchased boats from the Company and participated in marketing and other sales events jointly with the Company. These transactions resulted in receivables from the dealership, sales and related costs of the boats sold, as well as payables and other charges. In addition this related party received a management fee and other administrative fees for assistance in managing international boat sales. The schedule below identifies balances included in the consolidated balance sheets and statements of operations at June 30, 2015 and 2014.

	2015	2014	2013
Accounts receivable	$—	$—	$2
Sales	—	160	544
Cost of sales	—	111	359
Management fee	—	200	250
Accounts payable/accrued liabilities	—	181	95
Sales, marketing and office expenses	—	1,585	1,515
Interest expense (Wayzata entities — Note 11)	1,639	6,853	9,014

16. COMMON STOCK AND COMMON STOCK WARRANT

As of June 30, 2015, the Company has authorized 54,581,100 shares of common stock, par value of $0.01 per share after giving effect to the 11.139-for-1 stock split consummated on July 22, 2015 in connection with the Company’s initial public offering. Holders of common stock are each entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders are entitled to receive dividends when and if declared by the board of directors. In the event of liquidation, dissolution, or winding up, holders of common stock are entitled to receive a pro rata share of remaining assets available for distribution.

On June 30, 2009, the Company issued a common stock warrant for the purchase of 1,113,900 common shares after giving effect to the 11.139-for-1 stock split consummated on July 22, 2015 in connection with the Company’s initial public offering. The strike price is $4.27 per share and is adjusted based on the stock splits, stock dividends and certain other events or transactions. The warrant will expire in June 2019 if not exercised. Subsequent to the Company’s initial public

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share data and per unit data)

offering, 97% of the common stock warrants have been exercised. The Company classifies the warrant as a liability and records the liability at the estimated fair value at each reporting date. At June 30, 2015 and 2014, the common stock warrant liability was $9,147 and $2,526, respectively.

17. EARNINGS PER SHARE

The factors used in the earnings per share computation are as follows:

	2015	2014	2013
Net income	$5,534	$19,927	$2,816
Weighted average common shares — basic	11,139,000	11,139,000	11,139,000
Dilutive effect of assumed exercises of stock options	723,699	43,264	—
Weighted average outstanding shares — diluted	11,862,699	11,182,264	11,139,000
Basic earnings per share	$0.50	$1.79	$0.25
Diluted earnings per share	$0.47	$1.78	$0.25

The weighted average shares used for computation of basic and diluted earnings per common share gives effect to the 11.139-for-1stock split consummated on July 22, 2015 in connection with the Company’s initial public offering and does not include the 6,071,429 shares sold in the offering.

There were no anti-dilutive options or warrant shares excluded from the dilutive shares outstanding for the year ended June 30, 2015.  For the years ended June 30 2014 and 2013, stock options for 54,492, and 183,526 shares of common stock were not considered in computing diluted earnings per share because they were antidilutive. A common stock warrant for 1,113,900 shares was not considered in computing diluted earnings per share 2014 and 2013 because they were antidilutive.

18. SEGMENT INFORMATION

The Company designs, manufactures, and markets recreational performance boats and has two operating and reportable segments: MasterCraft and Hydra-Sports. The Company’s segments are defined by management’s reporting structure, product brands, and distribution channels. The MasterCraft product brand consists of recreational performance boats primarily used for water skiing, wakeboarding and wake surfing, and general recreational boating. The Company distributes the MasterCraft product brand through its dealer network. The Company manufactures Hydra-Sports recreational fishing boats under a contract manufacturing agreement with Hydra-Sports Custom Boats, LLC, an unrelated third party. All sales related to the Hydra-Sports brand are to the unrelated third party. The Company’s chief operating decision maker (“CODM”) regularly reviews the operating performance of each product brand including measures of performance based on income from operations. The Company considers each of the product brands to be an operating segment and has further concluded that presenting disaggregated information of these two operating segments provides meaningful information as certain economic characteristics are dissimilar as well as the characteristics of the customer base served. On June 30, 2012, the Company sold the trade name, tooling, certain machinery, and finished goods of its Hydra-Sports business to Hydra-Sports Custom Boats, LLC, an unaffiliated third party. The Company concurrently entered into an agreement with the purchaser to contract manufacture a specified number of Hydra-Sports models annually at established prices, using certain of the tooling and machinery assets sold to Hydra-Sports Custom Boats, LLC which remained in use by the Company at the Company’s manufacturing facility for the duration of the manufacturing contract. This manufacturing agreement expired on June 30, 2015 and the Company did not renew it.  The Company determined

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share data and per unit data)

that this will not have a major effect on its operations and financial results and decided to early adopt FASB issued ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity."

Sales outside of North America accounted for 10.1%, 14.6%, and 16.3% of net sales of the MasterCraft segment for the years ended June 30, 2015, 2014, and 2013, respectively. The company has no significant assets, concentration of sales to individual dealers or countries outside of North America during the years ended June 30, 2015 and 2014. All sales in the Hydra-Sports segment are domestic.

Management evaluates performance based on business segment operating income. The Company files a consolidated income tax return and does not allocate income taxes and other corporate level expenses including interest to operating segments.

The Company does not maintain separate balance sheets for operating segments because this information is not considered meaningful for decision making. All corporate costs are allocated to MasterCraft.

For the year ended June 30, 2015, the operating information for the reportable segments is shown as follows:

	MasterCraft	Hydra-Sports	Consolidated
Net sales	$199,907	$14,479	$214,386
Cost of sales	150,622	12,598	163,220
Operating income	21,695	2,225	23,920
Depreciation and amortization	3,170	109	3,279

For the year ended June 30, 2014, the operating information for the reportable segments is shown as follows:

	MasterCraft	Hydra-Sports	Consolidated
Net sales	$163,631	$13,956	$177,587
Cost of sales	127,657	12,318	139,975
Operating income	16,971	1,623	18,594
Depreciation and amortization	2,340	132	2,472

For the year ended June 30, 2013, the operating information for the reportable segments is shown as follows:

	MasterCraft	Hydra-Sports	Consolidated
Net sales	$148,750	$13,259	$162,009
Cost of sales	119,509	11,794	131,303
Operating income	10,843	1,175	12,018
Depreciation and amortization	1,843	132	1,975

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share data and per unit data)

19. QUARTERLY FINANCIAL REPORTING (UNAUDITED)

The following table sets forth summary quarterly financial information for the years ended June 30, 2015 and 2014.

	June 30	March 29	December 28	September 28
	2015	2015	2014	2014

Net sales	$54,853	$54,282	$52,827	$52,424
Gross profit	12,802	12,887	12,696	12,781
Operating income	6,792	1,088	8,013	8,027
Net income	$2,537	$105	$1,474	$1,418
Basic earnings per common share	$0.23	$0.01	$0.13	$0.13
Diluted earnings per common share	$0.21	$0.01	$0.13	$0.12
Weighted average shares used for computation of:(1)
Basic earnings per common share	11,139,000	11,139,000	11,139,000	11,139,000
Diluted earnings per common share	11,954,984	11,995,366	11,642,716	11,495,079

	June 30	March 30	December 29	September 29
	2014	2014	2013	2013

Net sales	$51,590	$43,825	$39,524	$42,648
Gross profit	12,304	8,827	7,672	8,809
Operating income	7,444	4,170	2,989	3,991
Net income	$16,761	$1,853	$210	$1,103
Basic earnings per common share	$1.50	$0.17	$0.02	$0.10
Diluted earnings per common share	$1.50	$0.17	$0.02	$0.10
Weighted average shares used for computation of:(1)
Basic earnings per common share	11,139,000	11,139,000	11,139,000	11,139,000
Diluted earnings per common share	11,202,058	11,188,471	11,159,951	11,139,000

(1)

The weighted average shares used for computation of basic and diluted earnings per common share gives effect to the 11.139-for-1stock split consummated on July 22, 2015 in connection with the Company’s initial public offering and excludes the 6,071,429 shares sold in the offering.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share data and per unit data)

20. SUBSEQUENT EVENTS

The Company has completed an evaluation of all subsequent events after the balance sheet date of June 30, 2015 through the date these consolidated financial statements were issued. The Company has concluded that no subsequent events have occurred that require disclosure, except as described below.

In July 2015, the Company completed the initial public offering of its common stock, in which it issued and sold 6,071,429 shares of common stock (exclusive of 910,714 shares of common stock sold by the selling stockholders pursuant to the exercise of an overallotment option granted to the underwriters in connection with the offering) at a public offering price of $15.00 per share after giving effect to the 11.139-for-1 stock split consummated on July 22, 2015. The aggregate net proceeds received by the Company from our initial public offering were $82,119, after deducting underwriting discounts and commissions and offering expenses payable by the Company.

On July 16, 2015, the Company's board of directors adopted and the Company's stockholders approved the 2015 Equity Incentive Plan ("2015 Plan"), which became effective just prior to the closing of the Company's IPO. The Plan provides for the grant of stock options, including incentive stock options, or ISOs, and nonqualified stock options, or NSOs, restricted stock, dividend equivalents, stock payments, restricted stock units, or RSUs, deferred stock, deferred stock units, performance awards, SARs, and cash awards. All other awards maybe granted to the Company's employees, including officers, and to non-employee directors and consultants.