Form 10-Q
period 2015-09-27
MCBC Holdings, Inc.
filed 2015-11-06
CIK 1638290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 27, 2015

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                    to

Commission File Number 001-37502

MCBC HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1571747
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

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

☑     Yes          ☐     No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☑     Yes          ☐     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐     Yes          ☑     No

As of November 2, 2015, there were 17,999,241 shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains certain "forward-looking statements" within the meaning of the federal securities laws. We use words such as "could," "may," "might," "will," "expect," "likely," "believe," "continue," "anticipate," "estimate," "intend," "plan," "project" and other similar expressions to identify some but not all forward-looking statements. Forward-looking statements involve estimates and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements.

The forward-looking statements contained in this quarterly report on Form 10-Q are based on assumptions that we have made in light of our industry experience and our perceptions of historical trends, current conditions, expected future developments and other important factors we believe are appropriate under the circumstances. As you read and consider this quarterly report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many important factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance anticipated in the forward-looking statements, including but not limited to the following: general economic conditions, demand for our products, changes in consumer preferences, competition within our industry, our reliance on our network of independent dealers, our ability to manage our manufacturing levels and our large fixed cost base, the successful introduction of our new products, and the other important factors described under the caption "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, filed with the Securities and Exchange Commission (the “SEC”) on September 18, 2015. Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual operating and financial performance may vary in material respects from the performance projected in these forward-looking statements.

Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update any forward-looking statement contained in this quarterly report on Form 10-Q to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New important factors that could cause our business not to develop as we expect emerge from time to time, and it is not possible for us to predict all of them.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands, except share and per share data)

	Three Months Ended
	September 27, 2015	September 28, 2014

NET SALES	$55,981	$52,424
COST OF SALES	40,142	39,643
GROSS PROFIT	15,839	12,781
OPERATING EXPENSES:
Selling and marketing	2,477	2,140
General and administrative	9,287	2,559
Amortization of intangible assets	55	55
Total operating expenses	11,819	4,754
OPERATING INCOME	4,020	8,027
OTHER EXPENSE:
Interest expense	964	1,287
Change in common stock warrant fair value	3,346	2,883
(LOSS) INCOME BEFORE INCOME TAX EXPENSE	(290)	3,857
INCOME TAX EXPENSE	1,033	2,439
NET (LOSS) INCOME	$(1,323)	$1,418

(LOSS) EARNINGS PER COMMON SHARE:
Basic	$(0.08)	$0.13
Diluted	$(0.08)	$0.12
WEIGHTED AVERAGE SHARES USED FOR COMPUTATION OF:
Basic (loss) earnings per share	16,263,793	11,139,000
Diluted (loss) earnings per share	16,263,793	11,495,079

The notes form an integral part of the condensed consolidated financial statements.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except share and per share data)

	September 27,	June 30,
	2015	2015

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,838	$1,167
Accounts receivable — net of allowances of $135 and $92, respectively	4,060	2,653
Inventories — net	12,701	11,541
Prepaid expenses and other current assets	6,487	7,235
Deferred income taxes	7,340	6,733
Total current assets	38,426	29,329
Property, plant and equipment — net	13,090	13,233
Intangible assets — net	16,916	16,971
Goodwill	29,593	29,593
Deferred debt issuance costs — net	371	425
Other	125	125
Total assets	$98,521	$89,676
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$13,250	$14,808
Income tax payable	1,531	224
Accrued expenses and other current liabilities	20,048	21,313
Common stock warrant liability	225	9,147
Current portion of long term debt	—	18,275
Total current liabilities	35,054	63,767
OTHER LIABILITIES:
Long-term debt	—	60,487
Unrecognized tax positions	543	519
Deferred income taxes	7,045	7,156
Total liabilities	42,642	131,929
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $0.01 par value per share — authorized, 100,000,000 shares; issued and outstanding, 17,997,622 shares at September 27, 2015 and 11,139,000 shares at June 30, 2015	180	111
Additional paid-in capital	108,227	8,841
Accumulated deficit	(52,528)	(51,205)
Total stockholders' equity (deficit)	55,879	(42,253)
Total liabilities and stockholders' equity (deficit)	$98,521	$89,676

The notes form an integral part of the condensed consolidated financial statements.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Dollar amounts in thousands, except share and per share data)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2015	11,139,000	$111	$8,841	$(51,205)	$(42,253)
Sale of common stock in IPO, net of $9,309 in underwriter discounts, commissions and offering expenses	6,071,429	61	81,701	—	81,762
Issuance of shares in exchange of common stock warrants	787,193	8	12,260	—	12,268
Equity-based compensation	—	—	5,425	—	5,425
Net loss	—	—	—	(1,323)	(1,323)
Balance at September 27, 2015	17,997,622	$180	$108,227	$(52,528)	$55,879

The notes form an integral part of the condensed consolidated financial statements.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Dollars amounts in thousands, except share and per share data)

	Three Months Ended
	September 27, 2015	September 28, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,323)	$1,418
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	825	748
Inventory obsolescence reserve	141	463
Non-cash interest expenses:
Paid in kind interest	—	1,034
Amortization of deferred financing costs	15	25
Stock-based compensation	5,425	—
Loss on extinguishment of debt	716	—
Change in common stock warrant fair value	3,346	2,883
Unrecognized tax benefits	24	(87)
Deferred income tax benefit	(718)	2,363
Net provision of doubtful accounts	44	(120)
Changes in operating assets and liabilities:
Accounts receivable	(1,451)	(2,908)
Inventories	(1,301)	(943)
Prepaid expenses and other current assets	(1,359)	(2,389)
Accounts payable	(1,558)	(1,526)
Income tax payable	1,307	(127)
Accrued expenses and other current liabilities	(1,265)	1,566
Net cash provided by operating activities	2,868	2,400

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(627)	(912)
Net cash used in investing activities	(627)	(912)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	91,071	—
Payment of costs directly associated with the issuance of common stock	(7,202)	—
Principal payments on long-term debt	(71,250)	—
Payments on revolving line of credit	(8,189)	—
Net cash provided by financing activities	4,430	—
NET CHANGE IN CASH AND CASH EQUIVALENTS	6,671	1,488

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	1,167	12,539
CASH AND CASH EQUIVALENTS — END OF PERIOD	$7,838	$14,027
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$309	$236
Cash payments for income taxes	$269	$268
SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of shares in exchange of common stock warrants	$12,268	$—

The notes form an integral part of the condensed consolidated financial statements.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company is a designer and manufacturer of premium inboard tournament ski boats and luxury performance V-drive runabouts under the MasterCraft brand. The Company also leases a parts warehouse in the United Kingdom to expedite service, primarily to dealers and customers in the European Union.

2.BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The Company's fiscal year begins July 1 and ends June 30, with the interim quarterly reporting periods consisting of 13 weeks. Therefore, the quarter end will not always coincide with the date of the end of the calendar month.

The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of operations and statements of financial position for the interim periods presented. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and the applicable rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for financial information have been condensed or omitted pursuant to such rules and regulations. The June 30, 2015 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP for complete financial statements. However, management believes that the disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the Company's audited consolidated financial statements for the year ended June 30, 2015 and, in the opinion of management, reflect all adjustments considered necessary to present fairly the Company's financial position as of September 27, 2015 and results of its operations, and its cash flows for the three months ended September 27, 2015 and September 28, 2014 and statement of shareholders' equity for the three months ended September 27, 2015. All adjustments are of a normal recurring nature. Our interim operating results for the three months ended September 27, 2015 and September 28, 2014 are not necessarily indicative of the results to be expected in future operating quarters.

There have been no changes in the Company's significant accounting policies or critical accounting estimates for the three months ended September 27, 2015 as compared with the significant accounting policies described in the Company's audited consolidated financial statements for the financial year ended June 30, 2015.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data and per unit data)

Initial Public Offering — On July 22, 2015, the Company completed the initial public offering of its common stock, in which it issued and sold 6,071,429 shares of common stock (exclusive of 910,714 shares of common stock sold by the selling stockholders pursuant to the exercise of an overallotment option granted to the underwriters in connection with the offering) at a public offering price of $15.00 per share after giving effect to the 11.139-for-1 stock split consummated on July 22, 2015. The aggregate net proceeds received by the Company from our initial public offering were $81,762, after deducting $6,375 for underwriting discounts and commissions and $2,934 for offering expenses paid by the Company of which $827 were incurred during the three months ended September 27, 2015. These condensed consolidated financial statements give effect retrospectively to the stock split consummated on July 22, 2015.

Reclassifications — Certain amounts in prior periods have been reclassified to conform with the presentation adopted in the current period.

Recently Issued Accounting Standards — In July 2015, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2015-11, Simplifying the Measurement of Inventory.  This ASU changes the measurement principle for inventories valued under the First-In, First-Out ("FIFO") or weighted-average methods from the lower of cost or market to the lower of cost and net realizable value.  Net realizable value is defined by the FASB as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  This ASU does not change the measurement principles for inventories valued under the Last-In, First-Out ("LIFO") method.  The Company is currently evaluating the impact of adopting this ASC amendment.

In May 2014, the FASB and International Accounting Standards Board jointly issued new principles-based accounting guidance for revenue recognition that will supersede virtually all existing revenue guidance. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. To achieve the core principle, the guidance establishes the following five steps: 1) identify the contract(s) with a customer, 2) identify the performance obligation in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also details the accounting treatment for costs to obtain or fulfill a contract. Lastly, disclosure requirements have been enhanced to provide sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB announced that the implementation date would be delayed by one year.   It will now be effective for annual and interim periods beginning after December 15, 2017.  Early adoption is now permitted for fiscal years beginning after December 15, 2016.  The Company is currently evaluating the impact this new guidance is expected to have on our financial position or results of operations and related disclosures.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data and per unit data)

3.INVENTORIES

Inventories at September 27, 2015 and June 30, 2015 consisted of the following:

	September 27, 2015	June 30, 2015
Raw materials and supplies	$5,381	$4,709
Work in process	1,998	1,783
Finished goods	5,881	5,529
Obsolescence reserve	(559)	(480)
Total inventories	$12,701	$11,541

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at September 27, 2015 and June 30, 2015, consisted of the following:

	September 27, 2015	June 30, 2015
Prepaid photo shoot	$877	$624
Insurance	561	513
Trade show deposits	558	107
Warranty Insurance	4,005	3,012
Deferred IPO costs	—	2,107
Other	486	872
Total prepaid expenses and other current assets	$6,487	$7,235

5.ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at September 27, 2015 and June 30, 2015, consisted of the following:

	September 27, 2015	June 30, 2015
Warranty	$10,392	$10,228
Self-insurance	821	894
Compensation and related accruals	1,437	2,320
Inventory repurchase contingent obligation	957	923
Interest	837	790
Dealer incentives	2,877	3,568
Other	2,727	2,590
Total accrued expenses and other current liabilities	$20,048	$21,313

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data and per unit data)

6. FAIR VALUE MEASUREMENTS

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

The following tables summarize the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the consolidated balance sheets:

The Company classifies the common stock warrant within Level 3 because it was valued using valuation techniques using certain inputs that are unobservable in the market. Liabilities, measured at fair value on a recurring basis include the following as of September 27, 2015 and June 30, 2015

	September 27, 2015
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Liability — common stock warrant	$—	$—	$225

	June 30, 2015
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Liability — common stock warrant	$—	$—	$9,147

The Company had previously issued a common stock warrant for the purchase of 1,113,900 common shares. The strike price is $4.27 per share and is subject to adjustment based on stock splits, stock dividends and certain other events or transactions. The warrant will expire in June 2019 if not exercised.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data and per unit data)

As of June 30, 2015, the Company used an option pricing model to estimate the fair value of the warrant. Key inputs used in valuing the Company’s warrant include the Company’s stock price (estimated using a combination of the income and market approach), the Company’s stock price volatility, risk-free interest rate, and exercise price of the warrant. The estimated expected volatility was based on the volatility of common stock of a group of comparable, publicly traded companies. As of September 27, 2015, the Company estimated the common stock warrant assuming a hypothetical net exchange based on the Company’s closing stock price. The decrease in the amount of the warrant liability was primarily due to holders exchanging their warrants for common stock, as over 97% of warrants that were outstanding as of June 30, 2015 were exchanged during the three months ended September 27, 2015.

As of September 27, 2015, there have been 787,193 common shares issued in exchange of common stock warrants and there were 28,527 common stock warrants that remained outstanding for the purchase of common shares. The Company classifies the warrant as a liability and records the liability at the estimated fair value at each reporting date. At September 27, 2015 and June 30, 2015, the common stock warrant liability was $225 and $9,147, respectively.

The following table shows the reconciliation from the beginning to the ending balance for the Company’s common stock warrant liability measured at fair value on a recurring basis using significant unobservable inputs (i.e. Level 3):

	September 27, 2015	September 28, 2014
Beginning balance	$9,147	$2,526
Issuance of shares in exchange for common stock warrant	(12,268)	—
Change in common stock warrant fair value	3,346	2,883
Ending balance	$225	$5,409

At September 27, 2015 the Company estimated the common stock warrant assuming a hypothetical cashless net exchange based on the Company’s closing stock price on September 25, 2015. The Company estimated the common stock warrant using an option pricing model with the following assumptions at June 30, 2015

June 30, 2015
Expected term (in years)	0.50
Risk-free rate	0.11%
Expected volatility	52.95%
Dividend rate	—%

7. LONG-TERM DEBT

On July 22, 2015, the Company repaid all outstanding borrowings under its $75,000 term loan facility and its outstanding borrowings under its $30,000 revolving line of credit with the proceeds received from the IPO. As a result, the Company had no borrowings outstanding on the revolving line of credit as of September 27, 2015. As of June 30, 2015, the Company had borrowings of $8,189 outstanding on the revolving line of credit. Availability under the revolving line of credit is reduced by letters of credit. There were specified letters of credit outstanding of $1,175 at September 27, 2015 and June 30, 2015, respectively. The net revolving line of credit availability as of September 27, 2015 and June 30, 2015 was $28,825 and $20,636, respectively. As of September 27, 2015 the Company was in compliance with all of its debt covenants under its revolving credit facility.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data and per unit data)

As of September 27, 2015 and June 30, 2015, the Company's unamortized deferred financing costs were $371 and $425, respectively. These costs are being amortized over the term of its revolving line of credit. In connection with the repayment of the $75,000 term loan facility, the Company recorded a loss on debt extinguishment of $716, consisting of a charge of $676 to extinguish the debt discount and $40 in unamortized deferred financing costs.

8. INCOME TAXES

Our provision for income taxes as a percentage of pretax earnings ("effective tax rate") is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items. Tax expense was recorded for the three months ended September 27, 2015 despite having incurred a loss before income taxes due primarily to permanent differences relating to the change in fair value of the common stock warrant.

During the three months ended September 28, 2014 the effective tax rate was 63.2 percent. The rate was higher than the federal statutory rate primarily due to the permanent differences relating to the change in fair value of the common stock warrant.

9. COMMITMENTS AND CONTINGENCIES

On June 29, 2015, Malibu Boats, LLC (“Malibu”) filed a complaint in the United States District Court for the Eastern District of Tennessee alleging that our Gen 2 Surf System and NXT Surf System infringe a Malibu patent relating to Malibu’s wake surf technology. The complaint seeks trebled damages in an unspecified amount, attorneys’ fees and an injunction against future infringement. On August 13, 2015, the Company filed a motion with the court for summary judgment. The court has not yet ruled on this motion. The Company does not believe that Malibu’s claims have merit and we intend to defend against these claims vigorously.

10. EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of the Company’s (loss) earnings per share:

	Three Months Ended September 27, 2015	Three Months Ended September 28, 2014
Net (loss) income	$(1,323)	$1,418
Weighted average common shares — basic	16,263,793	11,139,000
Dilutive effect of assumed exercises of stock options	—	63,228
Dilutive effect of assumed exercises of common stock warrant	—	292,851
Weighted average outstanding shares — diluted	16,263,793	11,495,079
Basic (loss) earnings per share	$(0.08)	$0.13
Diluted (loss) earnings per share	$(0.08)	$0.12

For the three months ended September 27, 2015, the weighted average shares that were anti-dilutive, and therefore excluded from the computation of diluted loss per share because their inclusion would have reduced the loss per share include options to purchase 200,000 shares of common stock, 724,721 restricted stock awards and warrants to purchase

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data and per unit data)

456,213 shares of common stock. There were no anti-dilutive shares excluded from the dilutive shares outstanding for the three months ended September 28, 2014.

11.STOCK-BASED COMPENSATION

On July 16, 2015, the Company's board of directors amended and restated the Company's 2015 Equity Incentive Plan ("2015 Plan"), which became effective just prior to the closing of the Company's IPO, to among other things, increase the shares available for issuance under the 2015 Plan from 1,518,958 shares to 2,458,633 shares. The Plan provides for the grant of stock options, including incentive stock options, or ISOs, and nonqualified stock options, or NSOs, restricted stock, dividend equivalents, stock payments, restricted stock units, or RSUs, deferred stock, deferred stock units, performance awards, SARs, and cash awards.

On May 29, 2015, the Company granted to certain employees 841,585 shares of restricted stock under the 2015 Plan at a per share fair value of $15.00, which was the initial public offering price. The award included performance conditions that were based on either an initial public offering or a change in control and until consummation of the event it was not considered probable for accounting purposes.  On July 24, 2015, the Company granted 47,146 shares of restricted stock under the 2015 Plan to certain non-employee directors at a per share fair value of $15.66, which was the closing price of the stock on July 24, 2015. For these restricted stock awards, the Company will recognize stock-based compensation on a straight-line basis through 181 days from the Company’s initial public offering date. During the three months ended September 27, 2015, the Company recognized $5,369 in stock-based compensation from these restricted stock awards.

On July 16, 2015, the Company granted 137,786 NSOs to certain employees at an option price equal to the $15.00 per share, which was the initial public offering price, which will vest in 25% increments on each of the first four anniversaries of the grant date. During the three months ended September 27, 2015, the Company recognized $56 in stock-based compensation from these NSOs.  We estimated the grant date fair value of stock options using the Black-Scholes pricing model assuming a risk-free interest rate of 1.93%, an expected term of 6.25 years, no dividend yield and a volatility rate of 56.7%. There was no stock-based compensation recognized for the three months ended September 28, 2014.

12. SEGMENT INFORMATION

The Company previously reported two operating and reportable segments: MasterCraft and Hydra-Sports. However, the manufacturing agreement with Hydra-Sports expired on June 30, 2015 and the Company did not renew it. The MasterCraft product brand consists of recreational performance boats primarily used for water skiing, wakeboarding and wake surfing, and general recreational boating. The Company distributes the MasterCraft product brand through its dealer network. Net sales outside of North America accounted for 7.9% and 9.1% of net sales for the three months ended September 27, 2015 and September 28, 2014, respectively.

For the three months ended September 27, 2015, the operating information for the reportable segments is shown as follows:

	MasterCraft	Hydra-Sports	Consolidated
Net sales	$55,981	$—	$55,981
Cost of sales	40,142	—	40,142
Operating income	4,020	—	4,020
Depreciation and amortization	825	—	825

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data and per unit data)

For the three months ended September 28, 2014, the operating information for the reportable segments is shown as follows:

	MasterCraft	Hydra-Sports	Consolidated
Net sales	$48,851	$3,573	$52,424
Cost of sales	36,480	3,163	39,643
Operating income	7,530	497	8,027
Depreciation and amortization	715	33	748

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read together with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. In addition, the statements in this discussion and analysis regarding industry outlook, our expectations regarding the performance of our business, anticipated financial results, liquidity and the other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in ”Cautionary Note Regarding Forward-Looking Statements” above and in "Risk Factors" set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

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

We sell our boats through an extensive network of independent dealers in North America and internationally. We partner with 95 North American dealers with 136 locations and 48 international dealers with 58 locations throughout the rest of the world. For the three months ended September 27, 2015, 92.1% of our net sales were generated from North America and 7.9% of our net sales were generated from outside of North America.

Outlook

Our sales are impacted by general economic conditions, which affect the demand for our products, the demand for optional features, the availability of credit for our dealers and retail consumers, and overall consumer confidence. While the performance sport boat category has grown in recent years, new unit sales remain significantly below historical peaks. While there is no guarantee that our market will continue to grow, we believe that increased consumer demand and limited used boat inventory, present a long runway for future growth.

We believe our sales have grown as dealers and customers continue to recognize the superior quality, performance, styling, and value proposition of our recently released boats. We further believe that we are just starting to realize the market share benefits of the many recent initiatives that our new management team has implemented over the past two years. Our entire product portfolio will have been renewed in the last four years, giving us the newest overall product offering in the performance sport boat category. We believe these factors strongly position us for growth in the coming periods. In particular, we believe our newly-developed MasterCraft NXT line of entry-level boats has and will further increase our market share as it represents our first offering in this market segment, which we believe accounts for approximately one-third of the performance sport boat category. We also expect to see market share gains from the launch of several additional new models. We believe our broad offering of boat models and features will continue to attract customers from our competitors, particularly in the performance sport boat and sterndrive categories, and will drive increased unit volume and market share gains.  Our revamped manufacturing and product development processes led to operational efficiencies which we expect will to continue to drive significant margin expansion.

Recent Transactions

On July 22, 2015, we completed the initial public offering of our common stock, in which we issued and sold 6,071,429 shares of common stock (exclusive of 910,714 shares of common stock sold by the selling stockholders pursuant to the exercise of an overallotment option granted to the underwriters in connection with the offering) at a public offering price of $15.00 per share after giving effect to the 11.139-for-1 stock split consummated on July 22, 2015. The aggregate net proceeds received by us from our initial public offering were $81.8 million, after deducting underwriting discounts and commissions and offering expenses paid by us. We used the proceeds from our initial public offering to repay all outstanding borrowings under our Term Loan Facility and our Revolving Credit Facility (each as more fully described under “—Liquidity and Capital Resources” below).  Share amounts for all periods have been adjusted retrospectively to give effect to the stock split consummated on July 22, 2015.

During the three months ended September 27, 2015, we issued 787,193 common shares in exchange of common stock warrants.  As of September 27, 2015, there were 28,527 common stock warrants outstanding for the purchase of common shares.

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

•

product mix, which is driven by boat model mix and higher option order rates; while product mix does not significantly affect margins, sales of larger boats and boats with optional content produce higher absolute profits;

•	inclement weather, which can affect production at our manufacturing facility as well as consumer demand;

•	competition from other performance sports boat manufacturers;

•	general economic conditions; and

•	foreign currency exchange rates.

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

Operating Expenses

Our operating expenses include selling and marketing costs, general and administrative costs, impairment losses and amortization costs. These items include personnel and related expenses, non-manufacturing overhead, and various other operating expenses. Further, selling and marketing expenditures include the cost of advertising and marketing materials. General and administrative expenses include, among other things, salaries, benefits, and other personnel related expenses for employees engaged in product development, engineering, finance, information technology, human resources, and executive management. Other costs include outside legal and accounting fees, investor relations, risk management (insurance), and other administrative costs.

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

Results of Operations

The table below sets forth our results of operations for the periods presented. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods.

	Three Months Ended
	September 27, 2015	September 28, 2014
	(Unaudited)
	(Dollars in thousands)
Consolidated statement of operations:

Net sales	$55,981	$52,424
Cost of sales	40,142	39,643
Gross profit	15,839	12,781
Operating expenses:
Selling and marketing	2,477	2,140
General and administrative	9,287	2,559
Amortization of intangible assets	55	55
Total operating expenses	11,819	4,754
Operating income	4,020	8,027
Other expense:
Interest expense	964	1,287
Change in common stock warrant fair value	3,346	2,883
(Loss) income before income tax expense	(290)	3,857
Income tax expense	1,033	2,439
Net (loss) income	$(1,323)	$1,418
Additional financial and other data (unaudited):
Unit volume:
MasterCraft	682	621
Hydra-Sports	—	12
MasterCraft sales	$55,981	$48,851
Hydra-Sports sales	$—	$3,573
Consolidated sales	$55,981	$52,424
Per Unit:
MasterCraft sales	$82	$79
Hydra-Sports sales	$—	$298
Consolidated sales	$82	$83
Gross margin	28.3%	24.4%

Three months ended September 27, 2015 Compared to Three months ended September 28, 2014

Net Sales.  Our net sales for the three months ended September 27, 2015 were $56.0 million, reflecting an increase of $3.6 million, or 6.8%, compared to $52.4 million for the three months ended September 28, 2014. The increase in net sales was primarily due to an increase in MasterCraft unit volume of 61 units, or 9.8%. Net sales per MasterCraft unit increased by 3.8%, primarily driven by price increases and increased adoption of higher content option packages.  MasterCraft net sales, which exclude the terminated Hydra-Sports manufacturing contract, increased 14.6%, or $7.1 million to $56.0 million for the three months ended September 27, 2015 compared to $48.9 million for the three months ended September 28, 2014.

Cost of Sales.  Our cost of sales increased $0.5 million, or 1.3%, to $40.1 million for the three months ended September 27, 2015 compared to $39.6 million for the three months ended September 28, 2014. The increase in cost of sales resulted primarily from the 7.7% increase in unit volume, partially offset by a 6.0% decline in cost per unit. The reduction in cost per unit was primarily a result of lower material costs driven by engineering and manufacturing initiatives to reduce production costs. Overhead costs per unit were lower due to operating efficiencies and leverage on fixed costs.

Gross Profit.  For the three months ended September 27, 2015, our gross profit increased $3.0 million, or 23.4%, to $15.8 million compared to $12.8 million for the three months ended September 28, 2014. Gross margin increased to 28.3% for the three months ended September 28, 2015 compared to 24.4% for the three months ended September 28, 2014. The increase in gross margin resulted primarily from the cost reductions referenced above, increased sales of higher content option packages which increase average margins per unit, operating leverage from increased unit sales, and our replacement of lower margin Hydra-Sports production with higher margin MasterCraft production.

Operating Expenses.  Selling and marketing expense increased $0.4 million, or 19.0%, to $2.5 million for the three months ended September 27, 2015 compared to $2.1 million for the three months ended September 28, 2014, driven primarily by an increase in marketing expenditures due to higher spend from our MasterCraft Throwdown wakeboarding competition televised by ESPN. General and administrative expense increased by $6.7 million, or 257.7%, to $9.3 million for the three months ended September 27, 2015 compared to $2.6 million for the three months ended September 28, 2014. This expected increase resulted primarily from $5.4 million of stock-based compensation, a $0.5 million increase in legal costs and an increase in fees and expenses related to our initial public offering and $0.5 million in costs associated with being a public company. Operating expenses, as a percentage of net sales, increased by 12 percentage points to 21.1% for the three months ended September 27, 2015 compared to 9.1% for the three months ended September 28, 2014 as a result of the increase in general and administrative expenses.

Other Expense.  Interest expense decreased $0.3 million, or 23.1%, to $1.0 million for the three months ended September 27, 2015 compared to $1.3 million for the three months ended September 28, 2014. This decrease was driven by lower interest expense as a result of repaying all our outstanding borrowings with the proceeds from our initial public offering. In connection with the repayment, the Company recorded a loss on debt extinguishment of $0.7 million in interest expense for the three months ended September 27, 2015. Change in common stock warrant fair value increased $0.4 million to $3.3 million for the three months ended September 27, 2015 compared to $2.9 million for the three months ended September 28, 2014. This increase was a result of an increase to the fair value of the common stock warrant. As of September 27, 2015, over 97% of the common stock warrants have been exchanged for shares.

Income Tax Expense.  Our income tax expense was $1.0 million for the three months ended September 27, 2015, reflecting a reported effective tax rate of (356%) and $2.4 million for the three months ended September 28, 2014, reflecting a reported effective tax rate of 63.2%.  Our reported effective tax rate during each of the three months ended September 27, 2015 and September 28, 2014, differs from the statutory federal income tax rate of 35% primarily due to permanent differences relating to the change in fair value of the common stock warrant.

Non-GAAP Measures

We define EBITDA as earnings before interest expense, income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA further adjusted to eliminate certain non-cash charges and unusual items that we do not consider to be indicative of our ongoing operations, including change in common stock warrant fair value, fees and expenses related to the our initial public offering, our stock-based compensation and the results of operations of our terminated Hydra-Sports manufacturing contract. We define Adjusted net income as net income (loss) adjusted to eliminate certain non-cash charges and unusual items that we do not consider to be indicative of our ongoing operations, including change in common stock warrant fair value, fees and expenses related to the Company’s initial public offering, our stock-based compensation and the results of operations of our terminated Hydra-Sports manufacturing contract and an adjustment for income tax expense at a normalized annual effective tax rate.  We define Adjusted EBITDA margin as Adjusted EBITDA expressed as a percentage of MasterCraft sales. Adjusted EBITDA, Adjusted net income and Adjusted EBITDA margin are not measures of net (loss) income or operating income as determined under accounting principles generally accepted in the United States, which we refer to as GAAP. Adjusted EBITDA and adjusted net income are not measures of performance in accordance with GAAP and should not be considered as an alternative to net income (loss) or operating cash flows determined in accordance with GAAP. Additionally, Adjusted EBITDA is not intended to be a measure of cash flow for management’s discretionary use. We believe that the inclusion of EBITDA, Adjusted EBITDA and adjusted net income is appropriate to provide additional information to investors because securities analysts, noteholders and other investors use these non GAAP financial measures to assess our operating performance across periods on a consistent basis and to evaluate the relative risk of an investment in our securities. We use adjusted net income to facilitate a comparison of our operating performance on a consistent basis from period to period that, when viewed in combination with our results prepared in accordance with GAAP, provides a more complete understanding of factors and trends affecting our business than GAAP alone measures.  We believe adjusted net income assists our board of directors, management and investors in comparing our net income on a consistent basis from period to period because it removes non-cash and non-recurring items.  Adjusted EBITDA and adjusted net income have limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•

Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and Adjusted EBITDA does not reflect any cash requirements for such replacements;

•	Adjusted EBITDA does not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;
•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
•	Adjusted EBITDA does not reflect our tax expense or any cash requirements to pay income taxes;
•	Adjusted EBITDA does not reflect interest expense, or the cash requirements necessary to service interest payments on our indebtedness; and
•

Adjusted net income and Adjusted EBITDA do not reflect the impact of earnings or charges resulting from matters we do not consider to be indicative of our ongoing operations, but may nonetheless have a material impact on our results of operations, including the operations related to our Hydra-Sports manufacturing contract for periods prior to its termination.

In addition, because not all companies use identical calculations, our presentation of Adjusted EBITDA and adjusted net income may not be comparable to similarly titled measures of other companies, including companies in our industry.

The following table sets forth a reconciliation of Adjusted EBITDA to net (loss) income as determined in accordance with GAAP for the periods indicated:

	Three Months Ended
	September 27, 2015	September 28, 2014
	(Unaudited)
	(Dollars in thousands)

Net (loss) income	$(1,323)	$1,418
Income tax expense	1,033	2,439
Interest expense	964	1,287
Depreciation and amortization	825	748
EBITDA	1,499	5,892
Change in common stock warrant fair value(a)	3,346	2,883
Transaction expense(b)	124	—
Litigation charge(c)	274	—
Hydra-Sports(d)	—	(761)
Stock-based compensation	5,425	—
Adjusted EBITDA	10,668	8,014
Adjusted EBITDA margin(e)	19.1%	16.4%

(a)	Represents non-cash expense related to increases in the fair market value of our common stock warrant.

(b)	Represents fees and expenses related to our initial public offering.

(c)	Represents legal and advisory fees related to our litigation with Malibu Boats, LLC.

(d)

Represents the operating income attributable to the operations of our Hydra-Sports business and the related manufacturing agreement, adjusted to exclude depreciation and amortization related to Hydra-Sports. We previously divested the Hydra-Sports business, but continued to manufacture Hydra-Sports boats for the purchaser of the business pursuant to an agreement that expired on June 30, 2015 (and which was not renewed). This adjustment was calculated by identifying the applicable cost of sales and operating expenses directly attributable to the Hydra-Sports business for such period, excluding any corporate overhead or other shared costs.

(e)	We define Adjusted EBITDA margin as Adjusted EBITDA expressed as a percentage of MasterCraft sales.

The following table sets forth a reconciliation of Adjusted net income to net (loss) income as determined in accordance with GAAP for the periods indicated:

	Three Months Ended
	September 27, 2015	September 28, 2014
	(Unaudited)
	(Dollars in thousands, except for
	shares and per share amounts)

Net (loss) income	$(1,323)	$1,418
Income tax expense	1,033	2,439
Change in common stock warrant fair value(a)	3,346	2,883
Transaction expense(b)	124	—
Litigation charge(c)	274	—
Hydra-Sports(d)	—	(761)
Stock-based compensation	5,425	—
Adjusted net income before income taxes	8,879	5,979
Adjusted income tax expense(e)	3,196	2,152
Adjusted net income	$5,683	$3,827

Pro-forma adjusted net income per common share
Basic	0.32	0.21
Diluted	0.30	0.20
Pro-forma weighted average shares used for the computation of:
Basic adjusted net income per share(f)	17,997,622	17,997,622
Diluted adjusted net income per share(g)	18,946,145	18,946,145

(a)	Represents non-cash expense related to increases in the fair market value of our common stock warrant

(b)	Represents fees and expenses related to our initial public offering.

(c)	Represents legal and advisory fees related to our litigation with Malibu Boats, LLC.

(d)

Represents the operating income attributable to the operations of our Hydra-Sports business and the related manufacturing agreement, adjusted to exclude depreciation and amortization related to Hydra-Sports. We previously divested the Hydra-Sports business, but continued to manufacture Hydra-Sports boats for the purchaser of the business pursuant to an agreement that expired on June 30, 2015 (and which was not renewed). This adjustment was calculated by identifying the applicable cost of sales and operating expenses directly attributable to the Hydra-Sports business for such period, excluding any corporate overhead or other shared costs.

(e)	Reflects income tax expense at an estimated normalized annual effective income tax rate of 36.0% for the periods presented.

(f)

The weighted average shares used for computation of pro-forma basic earnings per common share gives effect to the 6,071,429 shares sold in the Company’s initial public offering, which closed on July 22, 2015 and gives effect for the 787,193 shares issued in exchange of common stock warrants during the three months ended September 27, 2015.

(g)

The weighted average shares used for computation of pro-forma diluted earnings per common share gives effect to the 6,071,429 shares sold in the Company’s initial public offering, the 787,193 shares issued during the three months ended September 27, 2015 in exchange of common stock warrants, 59,792 shares for the dilutive effect of stock options and the 888,731 shares of restricted stock granted under the 2015 Incentive Award Plan which vest in January 2016.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance working capital and fund capital expenditures. Our principal source of funds is cash generated from operating activities. As of September 27, 2015, we had borrowing availability of $28.8 million under our Revolving Credit Facility. We believe our cash from operations, along with borrowings under our Revolving Credit Facility, will be sufficient to provide for our working capital and capital expenditures for at least the next 12 months. The following table summarizes the cash flows from operating, investing, and financing activities:

	September 27, 2015	September 28, 2014
	(Unaudited)
	(Dollars in thousands)
Total cash provided by:
Operating activities	$2,868	$2,400
Investing activities	(627)	(912)
Financing activities	4,430	—
Net increase in cash	$6,671	$1,488

Operating Activities

Our net cash provided by operating activities increased by $0.5 million, or 20.8%, for the three months ended September 27, 2015 compared to the three months ended September 28, 2014, to $2.9 million from $2.4 million. This increase was primarily due to higher net income, adjusted for non-cash items, driven by increased revenue and our improved operating performance as described above in the results of operations.

Investing Activities

Net cash used in investing activities decreased $0.3 million, or 33.3%, for the three months ended September 27, 2015 compared to the three months ended September 28, 2014. This decrease was due to decreased capital expenditures.

Financing Activities

Net cash provided by financing activities increased to $4.4 million for the three months ended September 27, 2015 compared to the three months ended September 28, 2014. This increase was due to net proceeds of $83.9 million received from the issuance of common stock in connection with our initial public offering, offset by payments of $79.5 million on all of our long-term debt and revolving credit line.

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

On July 22, 2015, we repaid all outstanding borrowings under our Term Loan Facility and our Revolving Credit Facility with the proceeds from our initial public offering.  The current net revolving line of credit availability is $28.8 million.  Our availability under the revolving line of credit is reduced by our outstanding letters of credit of $1.2 million. We remain subject to the covenants to maintain our Revolving Credit Facility, which expires on November 26, 2019. As of September 27, 2015 we were in compliance with all financial covenants and no event of default (as such term is defined in the Senior Secured Credit Facility) had occurred.

Off-Balance Sheet Arrangements

As of September 27, 2015, we did not have any off-balance sheet financings.

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

Critical Accounting Policies

As of September 27, 2015, there were no significant changes in or changes in the application of our critical accounting policies or estimation procedures from those presented in our Annual Report on Form 10-K.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Refer to our Annual Report on Form 10-K for a complete discussion on the Company’s market risk. There have been no material changes in market risk from those disclosed therein.

ITEM 4.CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 27, 2015.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 27, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS.

Legal Proceedings

On June 29, 2015, Malibu Boats, LLC (“Malibu”) filed a complaint in the United States District Court for the Eastern District of Tennessee alleging that our Gen 2 Surf System and NXT Surf System infringe a Malibu patent relating to Malibu’s wake surf technology. The complaint seeks trebled damages in an unspecified amount, attorneys’ fees and an injunction against future infringement. On August 13, 2015, we filed a motion with the court for summary judgment.  The court has not yet ruled on this motion.  We do not believe that Malibu’s claims have merit and we intend to defend against these claims vigorously.

ITEM 1A.RISK FACTORS.

During the quarter ended September 27, 2015, there were no material changes to the risk factors disclosed in “Part I, Item 1A. Risk Factors” in our Annual Report filed on Form 10-K.

ITEM 2.UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Securities

During the first quarter of fiscal 2016, we issued a total of 787,193 shares of our common stock upon exercise of our outstanding common stock warrants. The holders of our outstanding common stock warrants exchanged primarily consist of certain current and former employees and certain investors prior to our acquisition by Wayzata Investment Partners LLC in June 2009. Each of the shares of common stock was issued pursuant to the exemption from registration contained in Section 3(a)(9) of the Securities Act of 1933, as amended.  The strike price for each of our common stock warrants, as adjusted to give effect to our 11.139-for-1 stock split consummated on July 22, 2015, was $4.27 per share of common stock, which was paid on a net share basis.  We did not receive any proceeds from the exercise of common stock warrants during the first quarter of fiscal 2016.

The strike price for each of our remaining common stock warrants outstanding is subject to adjustment based on stock splits, stock dividends and certain other events or transactions.  Each of our outstanding common stock warrants will expire in June 2019 if not exercised.

Use of Proceeds

On July 22, 2015, we completed our initial public offering pursuant to a registration statement on Form S-1 (File No. 333-203815), which the SEC declared effective on July 16, 2015. Pursuant to the registration statement, we registered the offer and sale of 6,071,429 shares of common stock with an aggregate offering price of approximately $91.1 million. In our initial public offering, we issued and sold 6,071,429 shares of common stock (exclusive of 910,714 shares of common stock sold by the selling stockholders pursuant to the exercise of an overallotment option granted to the underwriters in connection with the offering) at a public offering price of $15.00 per share. The aggregate net proceeds received by us from our initial public offering were $81.8 million, after deducting underwriting discounts and commissions and offering expenses paid by us.  All net proceeds received by us were used as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on July 17, 2015.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES.

None.

ITEM 5.OTHER INFORMATION.

None.

ITEM 6.EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of MCBC Holdings, Inc.	10-K	001-37502	3.1	9/18/15
3.2	Amended and Restated By-laws of MCBC Holdings, Inc.	10-K	001-37502	3.2	9/18/15
10.1	Registration Rights Agreement between MCBC Holdings, Inc. and Wayzata Opportunities Fund II, L.P.; Wayzata Opportunities Fund Offshore II, L.P. and Wayzata Recovery Fund, LLC, dated July 22, 2015	10-K	001-37502	10.2	9/18/15
10.4†	MCBC Holdings, Inc. 2015 Incentive Award Plan	S-1/A	333-203815	10.4	7/15/15
10.5†	Form of Restricted Stock Award Agreement and Grant Notice under 2015 Incentive Award Plan (employee)	S-1/A	333-203815	10.10	7/1/15
10.6†	Form of Stock Option Agreement and Grant Notice under 2015 Incentive Award Plan (employee)	S-1/A	333-203815	10.12	7/7/15
10.7†	Form of Restricted Stock Award Grant Notice under 2015 Incentive Award Plan (director)	S-1/A	333-203815	10.13	7/7/15
10.8†	Senior Executive Incentive Bonus Plan	10-K	001-37502	10.8	9/18/15
10.9†	Non-Employee Director Compensation Policy	S-1/A	333-203815	10.17	7/1/15
10.11†	Employment Agreement between MasterCraft Boat Company and Terry McNew, dated July 26, 2012	S-1/A	333-203815	10.6	6/25/15
10.12†	Employment Agreement between MCBC Holdings, Inc. and Terry McNew, effective as of July 1, 2015	S-1/A	333-203815	10.14	7/7/15
10.13†	Employment Agreement between MCBC Holdings, Inc. and Timothy M. Oxley, effective as of July 1, 2015	S-1/A	333-203815	10.15	7/7/15
10.14†	Employment Agreement between MCBC Holdings, Inc. and Shane Chittum, effective as of July 1, 2015	S-1/A	333-203815	10.16	7/7/15
10.17†	Form of Indemnification Agreement for directors and officers	S-1/A	333-203815	10.9	7/7/15
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

†Indicates management contract or compensatory plan.

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TERRY MCNEW	President and Chief Executive Officer (Principal Executive Officer) and Director
Terry McNew		November 5, 2015

/s/ TIMOTHY M. OXLEY	Chief Financial Officer (Principal Financial and Accounting Officer), Treasurer and Secretary
Timothy M. Oxley		November 5, 2015