Form 10-Q
period 2015-12-27
MCBC Holdings, Inc.
filed 2016-02-05
CIK 1638290

.

0

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 27, 2015

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

☐     Yes          ☑     No

As of February 2, 2016, there were 18,887,971 shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains certain "forward-looking statements" within the meaning of the federal securities laws. We use words such as “could,” “may,” “might,” “will,” “expect,” “likely,” “believe,” “continue,” “anticipate,” “estimate,” “intend,” “plan,” “project” and other similar expressions to identify some but not all forward-looking statements and include statements in this quarterly report on Form 10-Q concerning our pipeline of new models;

our ability to continue our operating momentum, capture additional market share and deliver continued growth; expectations regarding driving margin expansion, sales increases and organic growth; our fiscal 2016 outlook and key growth initiatives; and our anticipated financial performance for fiscal 2016. Forward-looking statements involve estimates and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements.

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

MCBC HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014

NET SALES	$55,203	$52,827	$111,184	$105,251
COST OF SALES	39,838	40,131	79,980	79,774
GROSS PROFIT	15,365	12,696	31,204	25,477
OPERATING EXPENSES:
Selling and marketing	2,882	1,982	5,359	4,122
General and administrative	9,647	2,644	18,934	5,203
Amortization of intangible assets	56	57	111	112
Total operating expenses	12,585	4,683	24,404	9,437
OPERATING INCOME	2,780	8,013	6,800	16,040
OTHER EXPENSE:
Interest expense	44	1,111	1,008	2,398
Change in common stock warrant fair value	55	2,882	3,401	5,765
INCOME BEFORE INCOME TAX EXPENSE	2,681	4,020	2,391	7,877
INCOME TAX EXPENSE	811	2,546	1,844	4,985
NET INCOME	$1,870	$1,474	$547	$2,892

EARNINGS PER COMMON SHARE:
Basic	$0.10	$0.13	$0.03	$0.26
Diluted	$0.10	$0.13	$0.03	$0.25
WEIGHTED AVERAGE SHARES USED FOR COMPUTATION OF:
Basic earnings per share	17,998,796	11,139,000	17,131,295	11,139,000
Diluted earnings per share	18,606,884	11,642,716	17,824,985	11,568,898

The notes form an integral part of the condensed consolidated financial statements.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	December 27,	June 30,
	2015	2015

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,641	$1,167
Accounts receivable — net of allowances of $74 and $92, respectively	1,753	2,653
Income tax receivable	474	—
Inventories — net	11,286	11,541
Prepaid expenses and other current assets	5,480	7,235
Deferred income taxes	8,331	6,733
Total current assets	42,965	29,329
Property, plant and equipment — net	13,188	13,233
Intangible assets — net	16,860	16,971
Goodwill	29,593	29,593
Deferred debt issuance costs — net	371	425
Other	125	125
Total assets	$103,102	$89,676
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$9,509	$14,808
Income tax payable	—	224
Accrued expenses and other current liabilities	20,580	21,313
Common stock warrant liability	258	9,147
Current portion of long term debt	—	18,275
Total current liabilities	30,347	63,767
Long-term debt	—	60,487
Unrecognized tax positions	1,519	519
Deferred income taxes	6,661	7,156
Total liabilities	38,527	131,929
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.01 par value per share — authorized, 100,000,000 shares; issued and outstanding, 17,999,244 shares at December 27, 2015 and 11,139,000 shares at June 30, 2015	180	111
Additional paid-in capital	115,053	8,841
Accumulated deficit	(50,658)	(51,205)
Total stockholders' equity (deficit)	64,575	(42,253)
Total liabilities and stockholders' equity (deficit)	$103,102	$89,676

The notes form an integral part of the condensed consolidated financial statements.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Dollars in thousands, except share and per share data)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2015	11,139,000	$111	$8,841	$(51,205)	$(42,253)
Sale of common stock in IPO, net of $9,309 in underwriter discounts, commissions and offering expenses	6,071,429	61	81,701	—	81,762
Issuance of shares in exchange of common stock warrants	788,815	8	12,282	—	12,290
Equity-based compensation	—	—	12,229	—	12,229
Net income	—	—	—	547	547
Balance at December 27, 2015	17,999,244	$180	$115,053	$(50,658)	$64,575

The notes form an integral part of the condensed consolidated financial statements.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Dollars in thousands, except share per share data)

	Six Months Ended
	December 27, 2015	December 28, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$547	$2,892
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,667	1,536
Inventory obsolescence reserve	151	685
Non-cash interest expenses:
Paid in kind interest	—	1,034
Amortization of deferred financing costs	15	61
Stock-based compensation	12,229	—
Loss on extinguishment of debt	716	137
Change in common stock warrant fair value	3,401	5,765
Unrecognized tax benefits	1,000	(157)
Deferred income taxes	(2,093)	4,811
Net provision of doubtful accounts	(17)	(240)
Changes in operating assets and liabilities:
Accounts receivable	917	3,334
Inventories	104	(387)
Prepaid expenses and other current assets	(351)	(2,721)
Accounts payable	(5,300)	(3,432)
Income taxes	(698)	(101)
Accrued expenses and other current liabilities	(733)	3,220
Net cash provided by operating activities	11,555	16,437

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,511)	(1,657)
Net cash used in investing activities	(1,511)	(1,657)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	91,071	—
Proceeds from issuance of long-term debt	—	50,000
Payment of costs directly associated with the issuance of common stock	(7,202)	—
Principal payments on long-term debt	(71,250)	(67,014)
Debt discount	—	(717)
Payments on revolving line of credit	(8,189)	—
Net cash provided by (used in) financing activities	4,430	(17,731)
NET CHANGE IN CASH AND CASH EQUIVALENTS	14,474	(2,951)

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	1,167	12,539
CASH AND CASH EQUIVALENTS — END OF PERIOD	$15,641	$9,588
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$321	$1,078
Cash payments for income taxes	$3,634	$506
SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of shares in exchange of common stock warrants	$12,290	$—

The notes form an integral part of the condensed consolidated financial statements.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the Company's audited consolidated financial statements for the year ended June 30, 2015 and, in the opinion of management, reflect all adjustments considered necessary to present fairly the Company's financial position as of December 27, 2015 and results of its operations, and its cash flows for the six months ended December 27, 2015 and December 28, 2014 and statement of shareholders' equity for the six months ended December 27, 2015. All adjustments are of a normal recurring nature. Our interim operating results for the six months ended December 27, 2015 and December 28, 2014 are not necessarily indicative of the results to be expected in future operating quarters.

There have been no changes in the Company's significant accounting policies or critical accounting estimates for the six months ended December 27, 2015 as compared with the significant accounting policies described in the Company's audited consolidated financial statements for the financial year ended June 30, 2015.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Initial Public Offering — On July 22, 2015, the Company completed the initial public offering of its common stock, in which it issued and sold 6,071,429 shares of common stock (exclusive of 910,714 shares of common stock sold by the selling stockholders pursuant to the exercise of an overallotment option granted to the underwriters in connection with the offering) at a public offering price of $15.00 per share after giving effect to the 11.139-for-1 stock split consummated on July 22, 2015. The aggregate net proceeds received by the Company from our initial public offering were $81,762, after deducting $6,375 for underwriting discounts and commissions and $2,934 for offering expenses paid by the Company of which $827 were incurred during the six months ended December 27, 2015. These condensed consolidated financial statements give effect retrospectively to the stock split consummated on July 22, 2015.

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

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

3.INVENTORIES

Inventories at December 27, 2015 and June 30, 2015 consisted of the following:

	December 27, 2015	June 30, 2015
Raw materials and supplies	$4,610	$4,709
Work in process	2,002	1,783
Finished goods	5,126	5,529
Obsolescence reserve	(452)	(480)
Total inventories	$11,286	$11,541

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at December 27, 2015 and June 30, 2015, consisted of the following:

	December 27, 2015	June 30, 2015
Prepaid photo shoot	$644	$624
Insurance	278	513
Trade show deposits	332	107
Warranty Insurance	3,811	3,012
Deferred IPO costs	—	2,107
Other	415	872
Total prepaid expenses and other current assets	$5,480	$7,235

5.ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at December 27, 2015 and June 30, 2015, consisted of the following:

	December 27, 2015	June 30, 2015
Warranty	$10,808	$10,228
Self-insurance	662	894
Compensation and related accruals	1,769	2,320
Inventory repurchase contingent obligation	1,068	923
Interest	1,106	790
Dealer incentives	2,784	3,568
Other	2,383	2,590
Total accrued expenses and other current liabilities	$20,580	$21,313

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

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

The following tables summarize the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the consolidated balance sheets:

The Company classifies the common stock warrant within Level 3 because it was valued using valuation techniques using certain inputs that are unobservable in the market. Liabilities, measured at fair value on a recurring basis include the following as of December 27, 2015 and June 30, 2015:

	December 27, 2015
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Liability — common stock warrant	$—	$—	$258

	June 30, 2015
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Liability — common stock warrant	$—	$—	$9,147

The Company had previously issued a common stock warrant for the purchase of 1,113,900 shares of common stock. The strike price is $4.27 per share and is subject to adjustment based on stock splits, stock dividends and certain other events or transactions. The warrant will expire in June 2019 if not exercised.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

As of June 30, 2015, the Company used an option pricing model to estimate the fair value of the warrant. Key inputs used in valuing the Company’s warrant include the Company’s common stock price (estimated using a combination of the income and market approach), the Company’s common stock price volatility, risk-free interest rate, and exercise price of the warrant. The estimated expected volatility was based on the volatility of common stock of a group of comparable, publicly traded companies. As of December 27, 2015, the Company estimated the common stock warrant assuming a hypothetical net exchange based on the Company’s closing common stock price on that date. The decrease in the amount of the warrant liability was primarily due to holders exchanging their warrants for common stock, as over 97% of warrants that were outstanding as of June 30, 2015 were exchanged during the six months ended December 27, 2015.

As of December 27, 2015, there have been 788,815 shares of common stock issued in exchange of common stock warrants and there were 26,143 common stock warrants that remained outstanding for the purchase of shares of common stock. The Company classifies the warrant as a liability and records the liability at the estimated fair value at each reporting date. At December 27, 2015 and June 30, 2015, the common stock warrant liability was $258 and $9,147, respectively.

The following table shows the reconciliation from the beginning to the ending balance for the Company’s common stock warrant liability measured at fair value on a recurring basis using significant unobservable inputs (i.e. Level 3):

	December 27, 2015	December 28, 2014
Beginning balance	$9,147	$2,526
Issuance of shares in exchange for common stock warrant	(12,290)	—
Change in common stock warrant fair value	3,401	5,765
Ending balance	$258	$8,291

At December 27, 2015 the Company estimated the common stock warrant assuming a hypothetical cashless net exchange based on the Company’s closing common stock price on December 24, 2015. The Company estimated the common stock warrant using an option pricing model with the following assumptions at June 30, 2015:

June 30, 2015
Expected term (in years)	0.50
Risk-free rate	0.11%
Expected volatility	52.95%
Dividend rate	—%

7. LONG-TERM DEBT

On July 22, 2015, the Company repaid all outstanding borrowings under its $75,000 term loan facility and its outstanding borrowings under its $30,000 revolving line of credit with the proceeds received from the IPO. As a result, the Company had no borrowings outstanding on the revolving line of credit as of December 27, 2015. As of June 30, 2015, the Company had borrowings of $8,189 outstanding on the revolving line of credit. Availability under the revolving line of credit is reduced by letters of credit. There were specified letters of credit outstanding of $1,175 at December 27, 2015 and June 30, 2015, respectively. The net revolving line of credit availability as of December 27, 2015 and June 30, 2015 was $28,825 and $20,636, respectively. As of December 27, 2015 the Company was in compliance with all of its debt covenants under its line of credit.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

As of December 27, 2015 and June 30, 2015, the Company's unamortized deferred financing costs were $371 and $425, respectively. These costs are being amortized over the term of its revolving line of credit. In connection with the repayment of the $75,000 term loan facility, the Company recorded a loss on debt extinguishment of $716, consisting of a charge of $676 to extinguish the debt discount and $40 in unamortized deferred financing costs.

8. INCOME TAXES

The Company’s provision for income taxes as a percentage of pretax earnings ("effective tax rate") is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items.  During the six months ended December 27, 2015 the effective tax rate was 77.1 percent.  The rate was higher than the federal statutory rate primarily due to the permanent differences relating to the change in fair value of the common stock warrant.  During the six months ended December 28, 2014 the effective tax rate was 63.3 percent. The rate was higher than the federal statutory rate primarily due to the permanent differences relating to the change in fair value of the common stock warrant.

9. COMMITMENTS AND CONTINGENCIES

On June 29, 2015, Malibu Boats, LLC (“Malibu”) filed a complaint in the United States District Court for the Eastern District of Tennessee alleging that each of our Gen 2 Surf System and NXT Surf System infringe a Malibu patent relating to Malibu’s wake surf technology. The complaint seeks trebled damages in an unspecified amount, attorneys’ fees and an injunction against future infringement. On August 13, 2015, the Company filed a motion with the court for summary judgment. The court has not yet ruled on this motion. The Company does not believe that Malibu’s claims have merit and we intend to defend against these claims vigorously.

10. EARNINGS PER SHARE

The following table sets forth the computation of the Company’s earnings per share:

	Three Months Ended		Six Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
Net income	$1,870	$1,474	$547	$2,892
Weighted average common shares — basic	17,998,796	11,139,000	17,131,295	11,139,000
Dilutive effect of assumed exercises of stock options	60,358	58,279	60,075	60,754
Dilutive effect of assumed restricted share awards	529,764	—	472,169	—
Dilutive effect of assumed exercises of common stock warrant	17,966	445,437	161,446	369,144
Weighted average outstanding shares — diluted	18,606,884	11,642,716	17,824,985	11,568,898
Basic earnings per share	$0.10	$0.13	$0.03	$0.26
Diluted earnings per share	$0.10	$0.13	$0.03	$0.25

For the three and six months ended December 27, 2015, the weighted average shares that were anti-dilutive, and therefore excluded from the computation of diluted earnings per share included options to purchase 137,786 and 125,401 shares of common stock, respectively.  There were no anti-dilutive shares excluded from the dilutive shares outstanding for the three and six months ended December 28, 2014.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

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

On May 29, 2015, the Company granted to certain employees 841,585 shares of restricted stock under the 2015 Plan at a per share fair value of $15.00, which was the initial public offering price. The award included performance conditions that were based on either an initial public offering or a change in control and until consummation of the event it was not considered probable for accounting purposes.  On July 24, 2015, the Company granted 47,146 shares of restricted stock under the 2015 Plan to certain non-employee directors at a per share fair value of $15.66, which was the closing price of the stock on July 24, 2015. For these restricted stock awards, the Company will recognize stock-based compensation on a straight-line basis through 181 days from the Company’s initial public offering date. During the three and six months ended December 27, 2015, the Company recognized $6,733 and $12,102, respectively in stock-based compensation from these restricted stock awards.

On July 16, 2015, the Company granted 137,786 NSOs to certain employees at an option price equal to the $15.00 per share of the Company’s common stock, which was the initial public offering price, which will vest in 25% increments annually on each of the first four anniversaries of the grant date. During the three and six months ended December 27, 2015, the Company recognized $71 and $127, respectively in stock-based compensation from these NSOs.  We estimated the grant date fair value of stock options using the Black-Scholes pricing model assuming a risk-free interest rate of 1.93%, an expected term of 6.25 years, no dividend yield and a volatility rate of 56.7%. There was no stock-based compensation recognized for the three and six months ended December 28, 2014.

12. SEGMENT INFORMATION

The Company previously reported two operating and reportable segments: MasterCraft and Hydra-Sports. However, the manufacturing agreement with Hydra-Sports expired on June 30, 2015 and the Company did not renew it. The MasterCraft product brand consists of recreational performance boats primarily used for water skiing, wakeboarding and wake surfing, and general recreational boating. The Company distributes the MasterCraft product brand through its dealer network. Net sales outside of North America accounted for 8.1% and 8.0% of net sales for the three and six months ended December 27, 2015, respectively. Net sales outside of North America accounted for 9.3% and 9.2% for the three and six months ended December 28, 2014, respectively.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

For the three months ended December 27, 2015, the operating information for the reportable segments is shown as follows:

	Three Months Ended December 27, 2015
	MasterCraft	Hydra-Sports	Consolidated
Net sales	$55,203	$—	$55,203
Cost of sales	39,838	—	39,838
Operating income	2,780	—	2,780
Depreciation and amortization	842	—	842

For the three months ended December 28, 2014, the operating information for the reportable segments is shown as follows:

	Three Months Ended December 28, 2014
	MasterCraft	Hydra-Sports	Consolidated
Net sales	$49,208	$3,619	$52,827
Cost of sales	36,917	3,214	40,131
Operating income	7,509	504	8,013
Depreciation and amortization	755	32	787

For the six months ended December 27, 2015, the operating information for the reportable segments is shown as follows:

	Six Months Ended December 27, 2015
	MasterCraft	Hydra-Sports	Consolidated
Net sales	$111,184	$—	$111,184
Cost of sales	79,980	—	79,980
Operating income	6,800	—	6,800
Depreciation and amortization	1,667	—	1,667

For the six months ended December 28, 2014, the operating information for the reportable segments is shown as follows:

	Six Months Ended December 28, 2014
	MasterCraft	Hydra-Sports	Consolidated
Net sales	$98,059	$7,192	$105,251
Cost of sales	73,397	6,377	79,774
Operating income	15,039	1,001	16,040
Depreciation and amortization	1,470	66	1,536

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

We sell our boats through an extensive network of independent dealers in North America and internationally. We partner with 95 North American dealers with 136 locations and 48 international dealers with 58 locations throughout the rest of the world. For the six months ended December 27, 2015, 92.0% of our net sales were generated from North America and 8.0% of our net sales were generated from outside of North America.

Outlook

Our sales are impacted by general economic conditions, which affect the demand for our products, the demand for optional features, the availability of credit for our dealers and retail consumers, and overall consumer confidence. While the performance sport boat category has grown in recent years, new unit sales remain significantly below historical peaks. While there is no guarantee that our market will continue to grow, we believe that increased consumer demand and limited used boat inventory present a long runway for future growth.

We believe our sales have grown as dealers and customers continue to recognize the superior quality, performance, styling, and value proposition of our recently released boats. We further believe that we are realizing the market share benefits from many initiatives that our new management team has implemented over the past few years. Our entire product portfolio has been renewed in the last four years, giving us the newest overall product offering in the performance sport boat category. We believe these factors strongly position us for growth in the coming periods. In particular, we believe our newly-developed MasterCraft NXT line of entry-level boats has and will further increase our market share as it represents our first offering in this market segment, which we believe accounts for approximately one-third of the performance sport boat category. We also expect to see market share gains from the launch of several additional new models. We believe our broad offering of boat models and features will continue to attract customers from our competitors, particularly in the performance sport boat and sterndrive categories, and will drive increased unit volume and market share gains.  Our revamped manufacturing and product development processes have led to operational efficiencies which we expect will continue to drive significant margin expansion.

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

During the six months ended December 27, 2015, we issued 788,815 shares of common stock in exchange for common stock warrants.  As of December 27, 2015, there were 26,143 common stock warrants outstanding for the purchase of shares of our common stock.

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

•

Adjusted net income — We define Adjusted net income as net income excluding income tax expense (benefit) adjusted to eliminate certain non-cash charges and unusual items that we do not consider to be indicative of our ongoing operations and an adjustment for income tax expense at a normalized annual effective tax rate. For a reconciliation of Adjusted net income to net income, see “Non-GAAP Measures” below.

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

•

Dealer programs and flooring subsidies — incentives, including rebates and subsidized flooring, we provide to our dealers to drive volume and level dealer purchases throughout the year. If a dealer meets certain volume levels over the course of the year during certain defined periods, the dealer will be entitled to a specified rebate. These rebates change annually and may include volume and exclusivity incentives. Dealers who participate in our floor plan financing program may be entitled to have their flooring costs subsidized by us to promote dealer orders in the offseason.

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

	Three Months Ended		Six Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
	(Unaudited)
	(Dollars in thousands)
Consolidated statement of operations:

Net sales	$55,203	$52,827	$111,184	$105,251
Cost of sales	39,838	40,131	79,980	79,774
Gross profit	15,365	12,696	31,204	25,477
Operating expenses:
Selling and marketing	2,882	1,982	5,359	4,122
General and administrative	9,647	2,644	18,934	5,203
Amortization of intangible assets	56	57	111	112
Total operating expenses	12,585	4,683	24,404	9,437
Operating income	2,780	8,013	6,800	16,040
Other expense:
Interest expense	44	1,111	1,008	2,398
Change in common stock warrant fair value	55	2,882	3,401	5,765
Income before income tax expense	2,681	4,020	2,391	7,877
Income tax expense	811	2,546	1,844	4,985
Net income	$1,870	$1,474	$547	$2,892
Additional financial and other data:
Unit volume:
MasterCraft	696	648	1,378	1,269
Hydra-Sports	—	12	—	24
MasterCraft sales	$55,203	$49,208	$111,184	$98,059
Hydra-Sports sales	$—	$3,619	$—	$7,192
Consolidated sales	$55,203	$52,827	$111,184	$105,251
Per Unit:
MasterCraft sales	$79	$76	$81	$77
Hydra-Sports sales	$—	$302	$—	$300
Consolidated sales	$79	$80	$81	$81
Gross margin	27.8%	24.0%	28.1%	24.2%

Three months ended December 27, 2015 Compared to Three months ended December 28, 2014

Net Sales.  MasterCraft net sales, which exclude the terminated Hydra-Sports manufacturing contract, increased 12.2%, or $6.0 million to $55.2 million for the three months ended December 27, 2015 compared to $49.2 million for the three months ended

December 28, 2014. The increase in net sales was primarily due to an increase in MasterCraft unit volume of 48 units, or 7.4%. Our net sales per MasterCraft unit increased by 3.9%, primarily driven by price increases, new product launches and increased adoption of higher content option packages.  Net sales for the three months ended December 27, 2015 were $55.2 million, reflecting an increase of $2.4 million, or 4.5%, compared to $52.8 million for the three months ended December 28, 2014.

Cost of Sales.  Our cost of sales decreased $0.3 million, or 0.7%, to $39.8 million for the three months ended December 27, 2015 compared to $40.1 million for the three months ended December 28, 2014. The decrease in cost of sales resulted primarily from a 5.9% decline in cost per unit, partially offset by a 5.5% increase in unit volume. The reduction in cost per unit was primarily a result of lower material costs driven by engineering and manufacturing initiatives to reduce production costs and termination of the higher cost Hydra-Sports production. Overhead costs per unit were lower due to operating efficiencies and leverage on fixed costs.

Gross Profit.  For the three months ended December 27, 2015, our gross profit increased $2.7 million, or 21.3%, to $15.4 million compared to $12.7 million for the three months ended December 28, 2014. Gross margin increased to 27.8% for the three months ended December 27, 2015 compared to 24.0% for the three months ended December 28, 2014. The 380 basis point increase in gross margin resulted primarily from the cost reductions referenced above, increased sales of higher content option packages which increase average margins per unit, operating leverage from increased unit sales, and our replacement of lower margin Hydra-Sports production with higher margin MasterCraft production.

Operating Expenses.  Selling and marketing expense increased $0.9 million, or 45.0%, to $2.9 million for the three months ended December 27, 2015 compared to $2.0 million for the three months ended December 28, 2014, primarily due to investments in marketing. General and administrative expense increased by $7.0 million, or 269.3%, to $9.6 million for the three months ended December 27, 2015 compared to $2.6 million for the three months ended December 28, 2014. This expected increase resulted primarily from $6.8 million of stock-based compensation and an increase in costs associated with being a public company. Operating expenses, as a percentage of net sales, increased by 13.9 percentage points to 22.8% for the three months ended December 27, 2015 compared to 8.9% for the three months ended December 28, 2014 as a result of the increase in general and administrative expenses.

Other Expense.  Interest expense decreased for the three months ended December 27, 2015 compared to the three months ended December 28, 2014 as a result of repaying all of our outstanding borrowings with the proceeds from our initial public offering. Change in common stock warrant fair value decreased $2.8 million to $0.1 million for the three months ended December 27, 2015 compared to $2.9 million for the three months ended December 28, 2014. This decrease was a result of over 97% of the common stock warrants having been exchanged for shares of common stock.

Income Tax Expense.  Our income tax expense was $0.8 million for the three months ended December 27, 2015, reflecting an effective tax rate of 30.2% and $2.5 million for the three months ended December 28, 2014, reflecting an effective tax rate of 63.3%.  Our effective tax rate during each of the three months ended December 27, 2015 and December 28, 2014, differs from the statutory federal income tax rate of 35% primarily due to permanent differences relating to the change in fair value of the common stock warrant.

Six months ended December 27, 2015 Compared to Six months ended December 28, 2014

Net Sales.  MasterCraft net sales, which exclude the terminated Hydra-Sports manufacturing contract, increased 13.4%, or $13.1 million to $111.2 million for the six months ended December 27, 2015 compared to $98.1 million for the six months ended December 28, 2014. The increase in net sales was primarily due to an increase in MasterCraft unit volume of 109 units, or 8.6%. Net sales per MasterCraft unit increased by 5.2%, primarily driven by price increases, new product launches and increased adoption of higher content option packages.  Our net sales for the six months ended December 27, 2015 were $111.2 million, reflecting an increase of $5.9 million, or 5.6%, compared to $105.3 million for the six months ended December 28, 2014.

Cost of Sales.  Our cost of sales increased $0.2 million, or 0.2%, to $80.0 million for the six months ended December 27, 2015 compared to $79.8 million for the six months ended December 28, 2014. The increase in cost of sales resulted primarily from the 6.6% increase in unit volume, partially offset by a 5.9% decline in cost per unit. The reduction in cost per unit was primarily a result of lower material costs driven by engineering and manufacturing initiatives to reduce production costs and termination of the Hydra-Sports production. Overhead costs per unit were lower due to operating efficiencies and leverage on fixed costs.

Gross Profit.  For the six months ended December 27, 2015, our gross profit increased $5.7 million, or 22.4%, to $31.2 million compared to $25.5 million for the six months ended December 28, 2014. Gross margin increased to 28.1% for the six months ended December 27, 2015 compared to 24.2% for the six months ended December 28, 2014. The 390 basis point increase in gross margin resulted primarily from the cost reductions referenced above, increased sales of higher content option packages which increase average margins per unit, operating leverage from increased unit sales, and our replacement of lower margin Hydra-Sports production with higher margin MasterCraft production.

Operating Expenses.  Selling and marketing expense increased $1.3 million, or 31.7%, to $5.4 million for the six months ended December 27, 2015 compared to $4.1 million for the six months ended December 28, 2014, primarily due to investments in marketing. General and administrative expense increased by $13.7 million, or 263.5%, to $18.9 million for the six months ended December 27, 2015 compared to $5.2 million for the six months ended December 28, 2014. This expected increase resulted primarily from $12.2 million of stock-based compensation, a $0.4 million increase in legal costs and $0.9 million in costs associated with being a public company. Operating expenses, as a percentage of net sales, increased by 12.9 percentage points to 21.9% for the six months ended December 27, 2015 compared to 9.0% for the six months ended December 28, 2014 as a result of the increase in general and administrative expenses.

Other Expense.  Interest expense decreased $1.4 million, or 58.3%, to $1.0 million for the six months ended December 27, 2015 compared to $2.4 million for the six months ended December 28, 2014. This decrease was driven by lower interest expense as a result of repaying all of our outstanding borrowings with the proceeds from our initial public offering. In connection with the repayment, the Company recorded a loss on debt extinguishment of $0.7 million in interest expense for the six months ended December 27, 2015. Change in common stock warrant fair value decreased $2.4 million to $3.4 million for the six months ended December 27, 2015 compared to $5.8 million for the six months ended December 28, 2014. This decrease was a result of over 97% of the common stock warrants having been exchanged for shares as of December, 27, 2015.

Income Tax Expense.  Our income tax expense was $1.8 million for the six months ended December 27, 2015, reflecting an effective tax rate of 77.1% and $5.0 million for the six months ended December 28, 2014, reflecting an effective tax rate of 63.3%.  Our effective tax rate during each of the six months ended December 27, 2015 and December 28, 2014, differs from the statutory federal income tax rate of 35% primarily due to permanent differences relating to the change in fair value of the common stock warrant.

Non-GAAP Measures

We define EBITDA as earnings before interest expense, income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA further adjusted to eliminate certain non-cash charges and unusual items that we do not consider to be indicative of our ongoing operations, including change in common stock warrant fair value, fees and expenses related to the our initial public offering, our stock-based compensation and the results of operations of our terminated Hydra-Sports manufacturing contract. We define Adjusted net income as net income (loss) adjusted to eliminate certain non-cash charges and unusual items that we do not consider to be indicative of our ongoing operations, including change in common stock warrant fair value, fees and expenses related to our initial public offering, our stock-based compensation and the results of operations of our terminated Hydra-Sports manufacturing contract and an adjustment for income tax expense at a normalized annual effective tax rate.  We define Adjusted EBITDA margin as Adjusted EBITDA expressed as a percentage of

MasterCraft sales. Adjusted EBITDA, Adjusted net income and Adjusted EBITDA margin are not measures of net (loss) income or operating income as determined under accounting principles generally accepted in the United States, which we refer to as GAAP. Adjusted EBITDA and adjusted net income are not measures of performance in accordance with GAAP and should not be considered as an alternative to net income (loss) or operating cash flows determined in accordance with GAAP. Additionally, Adjusted EBITDA is not intended to be a measure of cash flow for management’s discretionary use. We believe that the inclusion of EBITDA, Adjusted EBITDA and adjusted net income is appropriate to provide additional information to investors because securities analysts, noteholders and other investors use these non GAAP financial measures to assess our operating performance across periods on a consistent basis and to evaluate the relative risk of an investment in our securities. We use adjusted net income to facilitate a comparison of our operating performance on a consistent basis from period to period that, when viewed in combination with our results prepared in accordance with GAAP, provides a more complete understanding of factors and trends affecting our business than GAAP alone measures.  We believe adjusted net income assists our board of directors, management and investors in comparing our net income on a consistent basis from period to period because it removes non-cash and non-recurring items.  Adjusted EBITDA and adjusted net income have limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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

The following table sets forth a reconciliation of Adjusted EBITDA to net income as determined in accordance with GAAP for the periods indicated:

	Three Months Ended		Six Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
	(Unaudited)
	(Dollars in thousands, except share and per share amounts)

Net income	$1,870	$1,474	$547	$2,892
Income tax expense	811	2,546	1,844	4,985
Interest expense	44	1,111	1,008	2,398
Depreciation and amortization	842	787	1,667	1,536
EBITDA	3,567	5,918	5,066	11,811
Change in common stock warrant fair value(a)	55	2,882	3,401	5,765
Transaction expense(b)	—	—	124	—
Litigation charge(c)	102	—	376	—
Hydra-Sports(d)	—	(769)	—	(1,530)
Stock-based compensation	6,805	—	12,229	—
Adjusted EBITDA	$10,529	$8,031	$21,196	$16,046
Adjusted EBITDA margin(e)	19.1%	16.3%	19.1%	16.4%

(a)	Represents non-cash expense related to increases in the fair market value of our common stock warrant.

(b)	Represents fees and expenses related to our initial public offering.

(c)	Represents legal and advisory fees related to our litigation with Malibu Boats, LLC.

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

(e)	We define Adjusted EBITDA margin as Adjusted EBITDA expressed as a percentage of MasterCraft sales.

The following table sets forth a reconciliation of Adjusted net income to net income as determined in accordance with GAAP for the periods indicated:

	Three Months Ended		Six Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
	(Unaudited)
	(Dollars in thousands, except share and per share amounts)

Net income	$1,870	$1,474	$547	$2,892
Income tax expense	811	2,546	1,844	4,985
Change in common stock warrant fair value(a)	55	2,882	3,401	5,765
Transaction expense(b)	—	—	124	—
Litigation charge(c)	102	—	376	—
Hydra-Sports(d)	—	(769)	—	(1,530)
Stock-based compensation	6,805	—	12,229	—
Adjusted net income before income taxes	9,643	6,133	18,521	12,112
Adjusted income tax expense(e)	3,471	2,208	6,668	4,360
Adjusted net income	$6,172	$3,925	$11,853	$7,752

Pro-forma adjusted net income per common share
Basic	0.34	0.22	0.66	0.43
Diluted	0.33	0.21	0.63	0.41
Pro-forma weighted average shares used for the computation of:
Basic adjusted net income per share(f)	17,999,244	17,999,244	17,999,244	17,999,244
Diluted adjusted net income per share(g)	18,948,050	18,948,050	18,948,050	18,948,050

(a)	Represents non-cash expense related to increases in the fair market value of our common stock warrant.

(b)	Represents fees and expenses related to our initial public offering.

(c)	Represents legal and advisory fees related to our litigation with Malibu Boats, LLC.

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

(f)

The weighted average shares used for computation of pro-forma basic earnings per common share gives effect to the 6,071,429 shares sold in the Company’s initial public offering, which closed on July 22, 2015 and gives effect for the 788,815 shares issued in exchange of common stock warrants during the six months ended December 27, 2015.

(g)

The weighted average shares used for computation of pro-forma diluted earnings per common share gives effect to the 6,071,429 shares sold in our initial public offering, the 788,815 shares issued during the six months ended

December 27, 2015 in exchange of common stock warrants, 60,075 shares for the dilutive effect of stock options and the 888,731 shares of restricted stock granted under the 2015 Incentive Award Plan which vest in January 2016.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance working capital and fund capital expenditures. Our principal source of funds is cash generated from operating activities. As of December 27, 2015, we had borrowing availability of $28.8 million under our Revolving Credit Facility. We believe our cash from operations, along with borrowings under our Revolving Credit Facility, will be sufficient to provide for our working capital and capital expenditures for at least the next 12 months. The following table summarizes the cash flows from operating, investing, and financing activities:

	Six Months Ended
	December 27, 2015	December 28, 2014
	(Unaudited)
	(Dollars in thousands)
Total cash provided by (used in):
Operating activities	$11,555	$16,437
Investing activities	(1,511)	(1,657)
Financing activities	4,430	(17,731)
Net increase (decrease) in cash	$14,474	$(2,951)

Operating Activities

Our net cash provided by operating activities decreased by $4.8 million, or 29.3%, for the six months ended December 27, 2015 compared to the six months ended December 28, 2014, to $11.6 million from $16.4 million. This decrease was primarily due to higher cash payments for income taxes and timing of payments made to vendors.

Investing Activities

Net cash used in investing activities decreased $0.2 million, or 11.8%, for the six months ended December 27, 2015 compared to the six months ended December 28, 2014. This decrease was due to decreased capital expenditures.

Financing Activities

Net cash provided by financing activities increased to $4.4 million for the six months ended December 27, 2015 compared to a use of cash for financing activity of $17.7 million for the six months ended December 28, 2014. This increase was due to net proceeds of $83.9 million received from the issuance of common stock in connection with our initial public offering, offset by payments of $79.5 million on our long-term debt and Revolving Credit Facility.

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

The Term Loan Facility and Revolving Credit Facility are secured by a first-priority security interest in substantially all of our assets. Obligations under the Term Loan Facility and Revolving Credit Facility are guaranteed by us and each of our domestic subsidiaries.

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

On July 22, 2015, we repaid all outstanding borrowings under our Term Loan Facility and our Revolving Credit Facility with the proceeds from our initial public offering.  As of December 27, 2015, the current net revolving line of credit availability was $28.8 million.  Our availability under the Revolving Line Facility was reduced by our outstanding letters of credit of $1.2 million. We remain subject to the covenants to maintain our Revolving Credit Facility, which expires on November 26, 2019. As of December 27, 2015 we were in compliance with all financial covenants and no event of default (as such term is defined in the Senior Secured Credit Facility) had occurred.

Off-Balance Sheet Arrangements

As of December 27, 2015, we did not have any off-balance sheet financings.

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

Critical Accounting Policies

As of December 27, 2015, there were no significant changes in or changes in the application of our critical accounting policies or estimation procedures from those presented in our Annual Report on Form 10-K.

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

As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 27, 2015.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 27, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS.

Legal Proceedings

On June 29, 2015, Malibu Boats, LLC (“Malibu”) filed a complaint in the United States District Court for the Eastern District of Tennessee alleging that each of our our Gen 2 Surf System and NXT Surf System infringe a Malibu patent relating to Malibu’s wake surf technology. The complaint seeks trebled damages in an unspecified amount, attorneys’ fees and an injunction against future infringement. On August 13, 2015, we filed a motion for summary judgment with the court.  The court has not yet ruled on this motion.  We do not believe that Malibu’s claims have merit and we intend to defend against these claims vigorously.

ITEM 1A.RISK FACTORS.

During the quarter ended December 27, 2015, there were no material changes to the risk factors disclosed in “Part I, Item 1A. Risk Factors” in our Annual Report filed on Form 10-K.

ITEM 2.UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Securities

During the three months ended December 27, 2015, we issued a total of 1,622 shares of our common stock upon exercise of our outstanding common stock warrants. The holders of our outstanding common stock warrants exchanged primarily consist of certain current and former employees and certain investors prior to our acquisition by Wayzata Investment Partners LLC in June 2009. Each of the shares of common stock was issued pursuant to the exemption from registration contained in Section 3(a)(9) of the Securities Act of 1933, as amended.  The strike price for each of our common stock warrants, as adjusted to give effect to our 11.139-for-1 stock split consummated on July 22, 2015, was $4.27 per share of common stock, which was paid on a net share basis.  We did not receive any proceeds from the exercise of common stock warrants during the first six months of fiscal 2016.

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

Signature	Title	Date

/s/ TERRY MCNEW	President and Chief Executive Officer (Principal Executive Officer) and Director
Terry McNew		February 4, 2016

/s/ TIMOTHY M. OXLEY	Chief Financial Officer (Principal Financial and Accounting Officer), Treasurer and Secretary
Timothy M. Oxley		February 4, 2016