Form 10-Q
period 2016-03-27
MCBC Holdings, Inc.
filed 2016-05-06
CIK 1638290

.

0

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 27, 2016

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

☐     Yes          ☑     No

As of May 2, 2016, there were 18,552,466 shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains certain “forward-looking statements” within the meaning of the federal securities laws. We use words such as “could,” “may,” “might,” “will,” “expect,” “likely,” “believe,” “continue,” “anticipate,” “estimate,” “intend,” “plan,” “project” and other similar expressions to identify some but not all forward-looking statements and include statements in this quarterly report on Form 10-Q concerning our pipeline of new models;

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

MCBC HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	March 27, 2016	March 29, 2015	March 27, 2016	March 29, 2015

NET SALES	$57,030	$54,282	$168,214	$159,533
COST OF SALES	41,188	41,395	121,168	121,169
GROSS PROFIT	15,842	12,887	47,046	38,364
OPERATING EXPENSES:
Selling and marketing	2,210	2,266	7,569	6,388
General and administrative	6,064	9,479	24,998	14,682
Amortization of intangible assets	55	54	166	166
Total operating expenses	8,329	11,799	32,733	21,236
OPERATING INCOME	7,513	1,088	14,313	17,128
OTHER EXPENSE:
Interest expense	82	1,752	1,090	4,150
Change in common stock warrant fair value	(27)	(517)	3,374	5,248
INCOME BEFORE INCOME TAX EXPENSE	7,458	(147)	9,849	7,730
INCOME TAX EXPENSE (BENEFIT)	2,564	(252)	4,408	4,733
NET INCOME	$4,894	$105	$5,441	$2,997

EARNINGS PER COMMON SHARE:
Basic	$0.26	$0.01	$0.31	$0.27
Diluted	$0.26	$0.01	$0.30	$0.26
WEIGHTED AVERAGE SHARES USED FOR COMPUTATION OF:
Basic earnings per share	18,574,887	11,139,000	17,612,492	11,139,000
Diluted earnings per share	18,779,557	11,995,366	18,143,176	11,711,054

The notes form an integral part of the condensed consolidated financial statements.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	March 27,	June 30,
	2016	2015

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,571	$1,167
Accounts receivable — net of allowances of $142 and $92, respectively	4,325	2,653
Income tax receivable	59	—
Inventories — net	11,851	11,541
Prepaid expenses and other current assets	5,203	7,235
Deferred income taxes	9,601	6,733
Total current assets	52,610	29,329
Property, plant and equipment — net	13,280	13,233
Intangible assets — net	16,805	16,971
Goodwill	29,593	29,593
Deferred debt issuance costs — net	326	425
Other	182	125
Total assets	$112,796	$89,676
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$13,135	$14,808
Income tax payable	999	224
Accrued expenses and other current liabilities	23,150	21,313
Common stock warrant liability	217	9,147
Current portion of long term debt	—	18,275
Total current liabilities	37,501	63,767
Long-term debt	—	60,487
Unrecognized tax positions	2,262	519
Deferred income taxes	6,406	7,156
Total liabilities	46,169	131,929
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.01 par value per share — authorized, 100,000,000 shares; issued and outstanding, 18,546,346 shares at March 27, 2016 and 11,139,000 shares at June 30, 2015	176	111
Additional paid-in capital	112,215	8,841
Accumulated deficit	(45,764)	(51,205)
Total stockholders' equity (deficit)	66,627	(42,253)
Total liabilities and stockholders' equity (deficit)	$112,796	$89,676

The notes form an integral part of the condensed consolidated financial statements.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Dollars in thousands, except share and per share data)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2015	11,139,000	$111	$8,841	$(51,205)	$(42,253)
Sale of common stock in IPO, net of $9,309 in underwriter discounts, commissions and offering expenses	6,071,429	61	81,701	—	81,762
Issuance of shares in exchange of common stock warrants and options	813,271	8	12,296	—	12,304
Repurchase and retirement of common stock	(366,084)	(4)	(4,162)	—	(4,166)
Equity-based compensation	888,730	—	13,539	—	13,539
Net income	—	—	—	5,441	5,441
Balance at March 27, 2016	18,546,346	$176	$112,215	$(45,764)	$66,627

The notes form an integral part of the condensed consolidated financial statements.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Dollars in thousands, except share per share data)

	Nine Months Ended
	March 27, 2016	March 29, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,441	$2,997
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,545	2,303
Inventory obsolescence reserve	301	956
Non-cash interest expenses:
Paid in kind interest	—	1,034
Debt discount accretion	—	72
Amortization of deferred financing costs	60	34
Stock-based compensation	13,539	—
Loss on extinguishment of debt	716	851
Change in common stock warrant fair value	3,374	5,248
Unrecognized tax benefits	1,743	(153)
Deferred income taxes	(3,618)	4,620
Net provision of doubtful accounts	50	(317)
Changes in operating assets and liabilities:
Accounts receivable	(1,722)	(1,852)
Inventories	(611)	(2,250)
Prepaid expenses and other current assets	(132)	(4,658)
Accounts payable	(1,673)	2,086
Income taxes	716	(169)
Accrued expenses and other current liabilities	1,837	11,158
Net cash provided by operating activities	22,566	21,960

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,426)	(2,629)
Net cash used in investing activities	(2,426)	(2,629)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	91,071	—
Proceeds from issuance of long-term debt	—	75,000
Payment of costs directly associated with the issuance of common stock	(7,202)	—
Principal payments on long-term debt	(71,250)	(67,014)
Proceeds from revolving line of credit	—	20,000
Payments on revolving line of credit	(8,189)	(10,000)
Repurchase and retirement of common stock	(4,166)	—
Debt discount	—	(1,120)
Payments of deferred financing costs	—	(453)
Dividends paid	—	(44,000)
Net cash provided by (used in) financing activities	264	(27,587)
NET CHANGE IN CASH AND CASH EQUIVALENTS	20,404	(8,256)

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	1,167	12,539
CASH AND CASH EQUIVALENTS — END OF PERIOD	$21,571	$4,283
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$360	$1,655
Cash payments for income taxes	$5,517	$534
SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of shares in exchange of common stock warrants	$12,304	$—

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

The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of operations and statements of financial position for the interim periods presented. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for financial information have been condensed or omitted pursuant to such rules and regulations. The June 30, 2015 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP for complete financial statements. However, management believes that the disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the Company's audited consolidated financial statements for the year ended June 30, 2015 and, in the opinion of management, reflect all adjustments considered necessary to present fairly the Company's financial position as of March 27, 2016 and results of its operations, and its cash flows for the nine months ended March 27, 2016 and March 29, 2015 and statement of shareholders' equity for the nine months ended March 27, 2016. All adjustments are of a normal recurring nature. Our interim operating results for the nine months ended March 27, 2016 and March 29, 2015 are not necessarily indicative of the results to be expected in future operating quarters.

There have been no changes in the Company's significant accounting policies or critical accounting estimates for the nine months ended March 27, 2016 as compared with the significant accounting policies described in the Company's audited consolidated financial statements for the financial year ended June 30, 2015.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Stock Repurchase Program — On February 18, 2016, the Company’s board of directors (the “Board”) authorized the repurchase, at any time or from time to time, prior to June 30, 2017, of shares of the Company’s common stock, par value $0.01 per share, having an aggregate purchase price not to exceed $15,000 (the “Stock Repurchase Program”). The Company may acquire shares, subject to market conditions and other factors, through open market transactions, accelerated share repurchase transactions or privately negotiated transactions.  As part of the Stock Repurchase Program, the Board authorized the purchase of $4,117 of common stock from certain members of the Company’s senior management, which was sold to satisfy tax liabilities related to the vesting of shares of restricted stock. The purchase price for the shares of the Company’s common stock repurchased is reflected as a reduction to common stock and the excess over par value to additional paid-in-capital. For the three months ended March 27, 2016, the Company paid $4,166 to repurchase and retire 366,084 shares. The remaining availability for future purchases under the Stock Repurchase Program is $10,834.

Initial Public Offering — In July 2015, the Company completed the initial public offering of its common stock, in which it issued and sold 6,071,429 shares of common stock (exclusive of 910,714 shares of common stock sold by the selling stockholders pursuant to the exercise of an overallotment option granted to the underwriters in connection with the offering) at a public offering price of $15.00 per share after giving effect to the 11.139-for-1 stock split consummated on July 22, 2015. The aggregate net proceeds received by the Company from our initial public offering were $81,762, after deducting $6,375 for underwriting discounts and commissions and $2,934 for offering expenses paid by the Company of which $827 were incurred during the nine months ended March 27, 2016. These condensed consolidated financial statements give effect retrospectively to the stock split consummated on July 22, 2015.

Reclassifications — Certain amounts in prior periods have been reclassified to conform with the presentation adopted in the current period.

Recently Issued Accounting Standards — In March 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This guidance identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods with early adoption permitted. The Company is currently evaluating the impact this new guidance is expected to have on its financial position or results of operations and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This guidance establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact this new guidance is expected to have on its financial position or results of operations and related disclosures.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. This ASU will become effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods with early adoption permitted. The Company is currently evaluating the impact this new guidance is expected to have on its financial position or results of operations and related disclosures.

In July 2015, FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory.  This ASU changes the measurement principle for inventories valued under the First-In, First-Out (“FIFO”) or weighted-average methods from the lower of cost or market to the lower of cost and net realizable value.  Net realizable value is defined by the FASB as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  This ASU does not change the measurement principles for inventories valued under the Last-In, First-Out (“LIFO”) method.  The Company is currently evaluating the impact this new guidance is expected to have on its financial position or results of operations and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue guidance. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. To achieve the core principle, the guidance establishes the following five steps: 1) identify the contract(s) with a customer, 2) identify the performance obligation in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also details the accounting treatment for costs to obtain or fulfill a contract. Lastly, disclosure requirements have been enhanced to provide sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB announced that the implementation date would be delayed by one year.   It will now be effective for annual and interim periods beginning after December 15, 2017.  Early adoption is now permitted for fiscal years beginning after December 15, 2016.  The Company is currently evaluating the impact this new guidance is expected to have on its financial position or results of operations and related disclosures.

3.INVENTORIES

Inventories at March 27, 2016 and June 30, 2015 consisted of the following:

	March 27, 2016	June 30, 2015
Raw materials and supplies	$4,927	$4,709
Work in process	2,201	1,783
Finished goods	5,225	5,529
Obsolescence reserve	(502)	(480)
Total inventories	$11,851	$11,541

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at March 27, 2016 and June 30, 2015, consisted of the following:

	March 27, 2016	June 30, 2015
Prepaid photo shoot	$373	$624
Insurance	905	513
Trade show deposits	10	107
Warranty Insurance	3,603	3,012
Deferred IPO costs	—	2,107
Other	312	872
Total prepaid expenses and other current assets	$5,203	$7,235

5.ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at March 27, 2016 and June 30, 2015, consisted of the following:

	March 27, 2016	June 30, 2015
Warranty	$11,240	$10,228
Self-insurance	704	894
Compensation and related accruals	2,553	2,320
Inventory repurchase contingent obligation	1,041	923
Interest	1,074	790
Dealer incentives	4,148	3,568
Other	2,390	2,590
Total accrued expenses and other current liabilities	$23,150	$21,313

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

The following tables summarize the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the consolidated balance sheets:

The Company classifies the common stock warrant within Level 3 because it was valued using valuation techniques using certain inputs that are unobservable in the market. Liabilities, measured at fair value on a recurring basis include the following as of March 27, 2016 and June 30, 2015

	March 27, 2016
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Liability — common stock warrant	$—	$—	$217

	June 30, 2015
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Liability — common stock warrant	$—	$—	$9,147

The Company had previously issued a common stock warrant for the purchase of 1,113,900 shares of common stock. The strike price is $4.27 per share and is subject to adjustment based on stock splits, stock dividends and certain other events or transactions. The warrant will expire in June 2019 if not exercised.

As of June 30, 2015, the Company used an option pricing model to estimate the fair value of the warrant. Key inputs used in valuing the Company’s warrant include the Company’s common stock price (estimated using a combination of the income and market approach), the Company’s common stock price volatility, risk-free interest rate, and exercise price of the warrant. The estimated expected volatility was based on the volatility of common stock of a group of comparable, publicly traded companies. As of March 27, 2016, the Company estimated the common stock warrant assuming a hypothetical net exchange based on the Company’s closing common stock price on that date. The decrease in the amount of the warrant liability was primarily due to holders exchanging their warrants for common stock, as over 97% of warrants that were outstanding as of June 30, 2015 were exchanged during the nine months ended March 27, 2016.

As of March 27, 2016, there have been 789,996 shares of common stock issued in exchange of common stock warrants and there were 24,372 common stock warrants that remained outstanding for the purchase of shares of common stock. The Company classifies the warrant as a liability and records the liability at the estimated fair value at each reporting date. At March 27, 2016 and June 30, 2015, the common stock warrant liability was $217 and $9,147, respectively.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

The following table shows the reconciliation from the beginning to the ending balance for the Company’s common stock warrant liability measured at fair value on a recurring basis using significant unobservable inputs (i.e., Level 3):

	March 27, 2016	March 29, 2015
Beginning balance	$9,147	$2,526
Issuance of shares in exchange for common stock warrant	(12,304)	—
Change in common stock warrant fair value	3,374	5,248
Ending balance	$217	$7,774

At March 27, 2016 the Company estimated the common stock warrant assuming a hypothetical cashless net exchange based on the Company’s closing common stock price on March 25, 2016. The Company estimated the common stock warrant using an option pricing model with the following assumptions at June 30, 2015

June 30, 2015
Expected term (in years)	0.50
Risk-free rate	0.11%
Expected volatility	52.95%
Dividend rate	—%

7. LONG-TERM DEBT

On July 22, 2015, the Company repaid all outstanding borrowings under its $75,000 term loan facility and its outstanding borrowings under its $30,000 revolving line of credit with the proceeds received from the IPO. As a result, the Company had no borrowings outstanding on the revolving line of credit as of March 27, 2016. As of June 30, 2015, the Company had borrowings of $8,189 outstanding on the revolving line of credit. Availability under the revolving line of credit is reduced by letters of credit. There were specified letters of credit outstanding of $250 and $1,175 at March 27, 2016 and June 30, 2015, respectively. The net revolving line of credit availability as of March 27, 2016 and June 30, 2015 was $29,750 and $20,636, respectively. As of March 27, 2016 the Company was in compliance with all of its debt covenants under its line of credit.

As of March 27, 2016 and June 30, 2015, the Company's unamortized deferred financing costs were $326 and $425, respectively. These costs are being amortized over the term of its revolving line of credit. In connection with the repayment of the $75,000 term loan facility, the Company recorded a loss on debt extinguishment of $716, consisting of a charge of $676 to extinguish the debt discount and $40 in unamortized deferred financing costs.

8. INCOME TAXES

The Company’s provision for income taxes as a percentage of pretax earnings (“effective tax rate”) is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items.  During the nine months ended March 27, 2016 the effective tax rate was 44.8 percent.  The rate was higher than the federal statutory rate primarily due to the permanent differences relating to the change in fair value of the common stock warrant.  During the nine months ended March 29, 2015 the effective tax rate was 61.2 percent. The rate was higher than the federal statutory rate primarily due to the permanent differences relating to the change in fair value of the common stock warrant.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

9. COMMITMENTS AND CONTINGENCIES

In June 2015, Malibu Boats, LLC (“Malibu”) filed a complaint in the United States District Court for the Eastern District of Tennessee alleging that each of the Company’s Gen 2 Surf System and NXT Surf System infringe a Malibu patent relating to Malibu’s wake surf technology. The complaint seeks trebled damages in an unspecified amount, attorneys’ fees and an injunction against future infringement. In August 2015, the Company filed a motion with the court for summary judgment of noninfringement. In February 2016, the court denied the Company’s summary judgment motion without prejudice to refiling after the court interprets the patent claims. Malibu filed another complaint alleging that the Company’s Gen 2 and NXT Surf Systems infringes on another patent in February 2016.  As with the previous complaint, Malibu is seeking damages and an injunction.  In March 2016, the Company filed a motion to dismiss part of Malibu’s complaint, specifically, Malibu’s claim that the Company’s alleged infringement has been willful. Malibu filed an opposition to the motion to dismiss in March 2016 and the Company filed a reply in April 2016.  The parties are awaiting a decision from the court on the Company’s motion to dismiss. The Company does not believe that Malibu’s claims have merit and we intend to defend against these claims vigorously.

10. EARNINGS PER SHARE

The following table sets forth the computation of the Company’s earnings per share:

	Three Months Ended		Nine Months Ended
	March 27, 2016	March 29, 2015	March 27, 2016	March 29, 2015
Net income	$4,894	$105	$5,441	$2,997
Weighted average common shares — basic	18,574,887	11,139,000	17,612,492	11,139,000
Dilutive effect of assumed exercises of stock options	57,141	63,362	59,097	61,623
Dilutive effect of assumed restricted share awards	129,772	—	358,037	—
Dilutive effect of assumed exercises of common stock warrant	17,757	793,004	113,550	510,431
Weighted average outstanding shares — diluted	18,779,557	11,995,366	18,143,176	11,711,054
Basic earnings per share	$0.26	$0.01	$0.31	$0.27
Diluted earnings per share	$0.26	$0.01	$0.30	$0.26

For the three and nine months ended March 27, 2016, the weighted average shares that were anti-dilutive, and therefore excluded from the computation of diluted earnings per share included options to purchase 137,786 and 124,480 shares of common stock, respectively.  There were no anti-dilutive shares excluded from the dilutive shares outstanding for the three and nine months ended March 29, 2015.

11.STOCK-BASED COMPENSATION

In July 2015, the Board amended and restated the Company's 2015 Equity Incentive Plan (“2015 Plan”), which became effective just prior to the closing of the Company’s initial public offering, to among other things, increase the shares available for issuance under the 2015 Plan from 1,518,958 shares to 2,458,633 shares. The Plan provides for the grant of stock options, including incentive stock options, or ISOs, and nonqualified stock options, or NSOs, restricted stock, dividend equivalents, stock payments, restricted stock units, or RSUs, deferred stock, deferred stock units, performance awards, SARs, and cash awards.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

In May 2015, the Company granted to certain employees 841,585 shares of restricted stock under the 2015 Plan at a per share fair value of $15.00, which was the initial public offering price. The award included performance conditions that were based on either an initial public offering or a change in control and until consummation of the event it was not considered probable for accounting purposes.  In July 2015, the Company granted 47,146 shares of restricted stock under the 2015 Plan to certain non-employee directors at a per share fair value of $15.66, which was the closing price of the stock on July 24, 2015. For these restricted stock awards, the Company will recognize stock-based compensation on a straight-line basis through 181 days from the Company’s initial public offering date. During the three and nine months ended March 27, 2016, the Company recognized $1,260 and $13,362, respectively in stock-based compensation from these restricted stock awards.

In July 2015, the Company granted 137,786 NSOs to certain employees at an option price equal to the $15.00 per share of the Company’s common stock, which was the initial public offering price, which will vest in 25% increments annually on each of the first four anniversaries of the grant date. During the three months ended March 27, 2016, there were 15,146 stock options forfeited. The Company recognized from these NSOs $50 and $177 in stock-based compensation during the three and nine months ended March 27, 2016, respectively.  We estimated the grant date fair value of stock options using the Black-Scholes pricing model assuming a risk-free interest rate of 1.93%, an expected term of 6.25 years, no dividend yield and a volatility rate of 56.7%. There was no stock-based compensation recognized for the three and nine months ended March 29, 2015.

12. SEGMENT INFORMATION

The Company previously reported two operating and reportable segments: MasterCraft and Hydra-Sports. However, the manufacturing agreement with Hydra-Sports expired on June 30, 2015 and the Company did not renew it. The MasterCraft product brand consists of recreational performance boats primarily used for water skiing, wakeboarding and wake surfing, and general recreational boating. The Company distributes the MasterCraft product brand through its dealer network. Net sales outside of North America accounted for 8.8% and 8.3% of net sales for the three and nine months ended March 27, 2016, respectively, and 9.5% and 11.3% of net sales for the three and nine months ended March 29, 2015, respectively.

For the three months ended March 27, 2016, the operating information for the reportable segments is shown as follows:

	Three Months Ended March 27, 2016
	MasterCraft	Hydra-Sports	Consolidated
Net sales	$57,030	$—	$57,030
Cost of sales	41,188	—	41,188
Operating income	7,513	—	7,513
Depreciation and amortization	878	—	878

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

For the three months ended March 29, 2015, the operating information for the reportable segments is shown as follows:

	Three Months Ended March 29, 2015
	MasterCraft	Hydra-Sports	Consolidated
Net sales	$51,099	$3,183	$54,282
Cost of sales	38,816	2,579	41,395
Operating income	451	637	1,088
Depreciation and amortization	734	33	767

For the nine months ended March 27, 2016, the operating information for the reportable segments is shown as follows:

	Nine Months Ended March 27, 2016
	MasterCraft	Hydra-Sports	Consolidated
Net sales	$168,214	$—	$168,214
Cost of sales	121,168	—	121,168
Operating income	14,313	—	14,313
Depreciation and amortization	2,545	—	2,545

For the nine months ended March 29, 2015, the operating information for the reportable segments is shown as follows:

	Nine Months Ended March 29, 2015
	MasterCraft	Hydra-Sports	Consolidated
Net sales	$149,158	$10,375	$159,533
Cost of sales	112,213	8,956	121,169
Operating income	15,490	1,638	17,128
Depreciation and amortization	2,204	99	2,303

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

We sell our boats through an extensive network of independent dealers in North America and internationally. We partner with 95 North American dealers with 136 locations and 48 international dealers with 58 locations throughout the rest of the world. For the nine months ended March 27, 2016, 91.7% of our net sales were generated from North America and 8.3% of our net sales were generated from outside of North America.

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

Recent Transactions

In February 2016, our board of directors authorized the repurchase, at any time or from time to time, prior to June 30, 2017, shares of our common stock having an aggregate purchase price not to exceed $15 million. The Company may acquire shares, subject to market conditions and other factors, through open market transactions, accelerated share repurchase transactions or privately negotiated transactions.  As part of the Stock Repurchase Program, our board of directors authorized the purchase of an aggregate of $4.1 million of common stock from Terry McNew, our Chief Executive Officer, Timothy M. Oxley, our Chief Financial Officer and Shane Chittum, our former Chief Operating Officer, which was sold to satisfy tax liabilities related to the vesting of shares of restricted stock. An aggregate of 362,083 shares were purchased from Messrs. McNew, Oxley and Chittum at a price of $11.37 per share, which reflected the volume-weighted average price for the five-day trading period ended February 18, 2016. During the three months ended March 27, 2016, the Company also purchased an additional $0.1 million of common stock in the open market pursuant to the Stock Repurchase Program. The purchase price for the shares of common stock repurchased is reflected as a reduction to common stock and the excess over par value to additional paid-in-capital. For the three months ended March 27, 2016, the Company paid $4.2 million to repurchase and retire 366,084 shares. The remaining availability for future purchases under the Stock Repurchase Program is $10.8 million.

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

During the nine months ended March 27, 2016, we issued 789,996 shares of common stock in exchange for common stock warrants.  As of March 27, 2016, there were 24,372 common stock warrants outstanding for the purchase of shares of our common stock.

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

	Three Months Ended		Nine Months Ended
	March 27, 2016	March 29, 2015	March 27, 2016	March 29, 2015
	(Unaudited)
	(Dollars in thousands)
Consolidated statement of operations:

Net sales	$57,030	$54,282	$168,214	$159,533
Cost of sales	41,188	41,395	121,168	121,169
Gross profit	15,842	12,887	47,046	38,364
Operating expenses:
Selling and marketing	2,210	2,266	7,569	6,388
General and administrative	6,064	9,479	24,998	14,682
Amortization of intangible assets	55	54	166	166
Total operating expenses	8,329	11,799	32,733	21,236
Operating income	7,513	1,088	14,313	17,128
Other expense:
Interest expense	82	1,752	1,090	4,150
Change in common stock warrant fair value	(27)	(517)	3,374	5,248
Income before income tax expense	7,458	(147)	9,849	7,730
Income tax expense (benefit)	2,564	(252)	4,408	4,733
Net income	$4,894	$105	$5,441	$2,997
Additional financial and other data:
Unit volume:
MasterCraft	701	652	2,079	1,921
Hydra-Sports	—	12	—	36
MasterCraft sales	$57,030	$51,099	$168,214	$149,158
Hydra-Sports sales	$—	$3,183	$—	$10,375
Consolidated sales	$57,030	$54,282	$168,214	$159,533
Per Unit:
MasterCraft sales	$81	$78	$81	$78
Hydra-Sports sales	$—	$265	$—	$288
Consolidated sales	$81	$82	$81	$82
Gross margin	27.8%	23.7%	28.0%	24.0%

Three months ended March 27, 2016 Compared to Three months ended March 29, 2015

Net Sales.  MasterCraft net sales, which exclude the terminated Hydra-Sports manufacturing contract, increased 11.6%, or $5.9 million to $57.0 million for the three months ended March 27, 2016 compared to $51.1 million for the three months ended March 29, 2015. The increase in net sales was primarily due to an increase in MasterCraft unit volume of 49 units, or 7.5%. Our net sales per MasterCraft unit increased by 3.8%, primarily driven by price increases, demand for new models, in particular, the X23, X26 and NXT22 and increased adoption of higher content option packages.  Net sales for the three months ended March 27, 2016 increased $2.7 million, or 5.1%, compared to $54.3 million for the three months ended March 29, 2015.

Cost of Sales.  Our cost of sales decreased $0.2 million, or 0.5%, to $41.2 million for the three months ended March 27, 2016 compared to $41.4 million for the three months ended March 29, 2015. The decrease in cost of sales resulted primarily from a 5.8% decline in cost per unit offset by a 5.6% increase in total unit volume. The reduction in cost per unit was primarily a result of lower material costs driven by engineering and manufacturing initiatives to reduce production costs and termination of the higher cost Hydra-Sports production. Overhead costs per unit were lower due to operating efficiencies and leverage on fixed costs.

Gross Profit.  For the three months ended March 27, 2016, our gross profit increased $2.9 million, or 22.9%, to $15.8 million compared to $12.9 million for the three months ended March 29, 2015. Gross margin increased to 27.8% for the three months ended March 27, 2016 compared to 23.7% for the three months ended March 29, 2015. The 410 basis point increase in gross margin resulted primarily from the cost reductions referenced above, increased sales of higher content option packages which increase average margins per unit, lower warranty costs, operating leverage from increased unit sales, and our replacement of lower margin Hydra-Sports production with higher margin MasterCraft production.

Operating Expenses.  Selling and marketing expense decreased $0.1 million, or 2.5%, to $2.2 million for the three months ended March 27, 2016 compared to $2.3 million for the three months ended March 29, 2015. General and administrative expense decreased by $3.4 million, or 36.0%, to $6.1 million for the three months ended March 27, 2016 compared to $9.5 million for the three months ended March 29, 2015. This decrease resulted mainly from the elimination of transaction costs incurred during the three months ended March 29, 2015 related to our recapitalization activities partially offset by an increase in stock-based compensation costs and higher costs associated with being a public company during the three months ended March 27, 2016. Operating expenses as a percentage of net sales decreased by 710 basis points to 14.6% during the three months ended March 27, 2016 compared to 21.7% for the three months ended March 29, 2015 as a result of the decrease in general and administrative expenses.

Other Expense.  Interest expense decreased for the three months ended March 27, 2016 compared to the three months ended March 29, 2015 as a result of repaying all of our outstanding borrowings with the proceeds from our initial public offering. Change in common stock warrant fair value for the three months ended March 27, 2016 increased $0.5 million compared to the three months ended March 29, 2015.

Income Tax Expense.  Our income tax expense was $2.6 million for the three months ended March 27, 2016, reflecting an effective tax rate of 34.4%.  Our effective tax rate during each of the three months ended March 27, 2016 and March 29, 2015 differs from the statutory federal income tax rate of 35% primarily due to permanent differences relating to the change in fair value of the common stock warrant.

Nine months ended March 27, 2016 Compared to Nine months ended March 29, 2015

Net Sales.  MasterCraft net sales, which exclude the terminated Hydra-Sports manufacturing contract, increased 12.8%, or $19.0 million to $168.2 million for the nine months ended March 27, 2016 compared to $149.2 million for the nine months ended March 29, 2015. The increase in net sales was primarily due to an increase in MasterCraft unit volume of 158 units, or 8.2%. Net sales per MasterCraft unit increased by 3.8%, primarily driven by price increases, demand for new models, in particular, the X23, X26 and NXT22 and increased adoption of higher content option packages.  Our net sales for the nine months ended March 27, 2016 increased $8.7 million, or 5.4%, compared to $159.5 million for the nine months ended March 29, 2015.

Cost of Sales.  Our cost of sales of $121.2 million for the nine months ended March 27, 2016 were flat compared to the nine months ended March 29, 2015 resulting from an increase in unit volume offset by a 5.9% decline in cost per unit. The reduction in cost per unit was primarily a result of lower material costs driven by engineering and manufacturing initiatives to reduce production costs and termination of the Hydra-Sports production. Overhead costs per unit were lower due to operating efficiencies and leverage on fixed costs.

Gross Profit.  For the nine months ended March 27, 2016, our gross profit increased $8.6 million, or 22.6%, to $47.0 million compared to $38.4 million for the nine months ended March 29, 2015. Gross margin increased to 28.0% for the nine months ended March 27, 2016 compared to 24.0% for the nine months ended March 29, 2015. The 400 basis point increase in gross margin resulted primarily from the cost reductions referenced above, increased sales of higher content option packages which increase average margins per unit, lower warranty costs, operating leverage from increased unit sales, and our replacement of lower margin Hydra-Sports production with higher margin MasterCraft production.

Operating Expenses.  Selling and marketing expense increased $1.2 million, or 18.5%, to $7.6 million for the nine months ended March 27, 2016 compared to $6.4 million for the nine months ended March 29, 2015, primarily due to investments in marketing. General and administrative expense increased by $10.3 million, or 70.3%, to $25.0 million for the nine months ended March 27, 2016 compared to $14.7 million for the nine months ended March 29, 2015. This expected increase resulted primarily from $13.5 million of stock-based compensation, a $0.8 million increase in legal costs, $0.8 million increase in health insurance costs and $1.2 million in costs associated with being a public company partially offset by the elimination of transaction costs incurred for the three months ended March 29, 2015 related to our recapitalization activities. Operating expenses as a percentage of net sales increased by 620 basis points to 19.5% during the nine months ended March 27, 2016 compared to 13.3% for the nine months ended March 29, 2015 as a result of the increase in general and administrative expenses.

Other Expense.  Interest expense decreased $3.1 million, or 73.7%, to $1.1 million for the nine months ended March 27, 2016 compared to $4.2 million for the nine months ended March 29, 2015. This decrease was driven by lower interest expense as a result of repaying all of our outstanding borrowings with the proceeds from our initial public offering. In connection with the repayment, the Company recorded a loss on debt extinguishment of $0.7 million in interest expense for the nine months ended March 27, 2016. Change in common stock warrant fair value decreased $1.8 million to $3.4 million for the nine months ended March 27, 2016 compared to $5.2 million for the nine months ended March 29, 2015. This decrease was a result of over 97% of the common stock warrants having been exchanged for shares as of March, 27, 2016.

Income Tax Expense.  Our income tax expense was $4.4 million for the nine months ended March 27, 2016, reflecting an effective tax rate of 44.8% and $4.7 million for the nine months ended March 29, 2015, reflecting an effective tax rate of 61.2%.  Our effective tax rate during each of the nine months ended March 27, 2016 and March 29, 2015, differs from the statutory federal income tax rate of 35% primarily due to permanent differences relating to the change in fair value of the common stock warrant.

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

The following table sets forth a reconciliation of Adjusted EBITDA to net income as determined in accordance with GAAP for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 27, 2016	March 29, 2015	March 27, 2016	March 29, 2015
	(Unaudited)
	(Dollars in thousands, except share and per share amounts)

Net income	$4,894	$105	$5,441	$2,997
Income tax expense (benefit)	2,564	(252)	4,408	4,733
Interest expense	82	1,752	1,090	4,150
Depreciation and amortization	878	767	2,545	2,303
EBITDA	8,418	2,372	13,484	14,183
Change in common stock warrant fair value(a)	(27)	(517)	3,374	5,248
Transaction expense(b)	—	6,508	124	6,508
Litigation charge(c)	397	—	773	—
Hydra-Sports(d)	—	(900)	—	(2,430)
Stock-based compensation	1,310	—	13,539	—
Adjusted EBITDA	$10,098	$7,463	$31,294	$23,509
Adjusted EBITDA margin(e)	17.7%	14.6%	18.6%	15.8%

(a)	Represents non-cash expense related to increases (decreases) in the fair market value of our common stock warrant.

(b)	Represents fees and expenses related to our initial public offering.

(c)	Represents legal and advisory fees related to our litigation with Malibu Boats, LLC.

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

(e)	We define Adjusted EBITDA margin as Adjusted EBITDA expressed as a percentage of MasterCraft sales.

The following table sets forth a reconciliation of Adjusted net income to net income as determined in accordance with GAAP for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 27, 2016	March 29, 2015	March 27, 2016	March 29, 2015
	(Unaudited)
	(Dollars in thousands, except share and per share amounts)

Net income	$4,894	$105	$5,441	$2,997
Income tax expense (benefit)	2,564	(252)	4,408	4,733
Change in common stock warrant fair value(a)	(27)	(517)	3,374	5,248
Transaction expense(b)	—	6,508	124	6,508
Litigation charge(c)	397	—	773	—
Hydra-Sports(d)	—	(900)	—	(2,430)
Stock-based compensation	1,310	—	13,539	—
Adjusted net income before income taxes	9,138	4,944	27,659	17,056
Adjusted income tax expense(e)	3,290	1,780	9,957	6,140
Adjusted net income	$5,848	$3,164	$17,702	$10,916

Pro-forma adjusted net income per common share
Basic	0.32	0.17	0.97	0.60
Diluted	0.31	0.17	0.94	0.58
Pro-forma weighted average shares used for the computation of:
Basic adjusted net income per share(f)	18,546,346	18,546,346	18,181,071	18,181,071
Diluted adjusted net income per share(g)	18,603,487	18,603,487	18,832,561	18,832,561

(a)	Represents non-cash expense related to increases (decreases) in the fair market value of our common stock warrant.

(b)	Represents fees and expenses related to our initial public offering.

(c)	Represents legal and advisory fees related to our litigation with Malibu Boats, LLC.

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

(f)

The weighted average shares used for computation of pro-forma basic earnings per common share gives effect to the 6,071,429 shares sold in our initial public offering, which closed on July 22, 2015, the 888,730 shares of restricted stock granted under the 2015 Incentive Award Plan which vested in January 2016 and the 813,271 shares issued in exchange of options and common stock warrants less 366,084 shares repurchased. The average of the prior quarters is used for computation of the nine month ended periods.

(g)

The weighted average shares used for computation of pro-forma diluted earnings per common share gives effect to effect to the 6,071,429 shares sold in our initial public offering, which closed on July 22, 2015, the 888,730 shares of restricted stock granted under the 2015 Incentive Award Plan which vested in January 2016 and the 813,271 shares issued in exchange of options and common stock warrants less 366,084 shares repurchased and 57,141 shares for the dilutive effect of stock options. The average of the prior quarters is used for computation of the nine month ended periods.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance working capital and fund capital expenditures. Our principal source of funds is cash generated from operating activities. As of March 27, 2016, we had borrowing availability of $28.8 million under our Revolving Credit Facility. We believe our cash from operations, along with borrowings under our Revolving Credit Facility, will be sufficient to provide for our working capital and capital expenditures for at least the next 12 months. The following table summarizes the cash flows from operating, investing, and financing activities:

	Nine Months Ended
	March 27, 2016	March 29, 2015
	(Unaudited)
	(Dollars in thousands)
Total cash provided by (used in):
Operating activities	$22,566	$21,960
Investing activities	(2,426)	(2,629)
Financing activities	264	(27,587)
Net increase (decrease) in cash	$20,404	$(8,256)

Operating Activities

Our net cash provided by operating activities increased by $0.6 million, or 2.8%, for the nine months ended March 27, 2016 compared to the nine months ended March 29, 2015, to $22.6 million from $22.0 million. This increase was primarily due to higher net income, adjusted for non-cash items, partially offset by changes in operating assets and liabilities and an increase in cash payments for income taxes.

Investing Activities

Net cash used in investing activities decreased $0.2 million, or 7.7%, for the nine months ended March 27, 2016 compared to the nine months ended March 29, 2015. This decrease was due to decreased capital expenditures.

Financing Activities

Net cash provided by financing activities increased to $0.3 million for the nine months ended March 27, 2016 compared to a use of cash for financing activity of $27.6 million for the nine months ended March 29, 2015. This increase was due to net proceeds of $83.9 million received from the issuance of common stock in connection with our initial public offering, offset by payments of $79.5 million on our long-term debt and Revolving Credit Facility.

Senior Secured Credit Facility.  In December 2013, certain of our subsidiaries entered into a credit and guaranty agreement (the “Senior Secured Credit Facility”) with Fifth Third Bank, as the agent and letter of credit issuer, SunTrust Bank as the syndication agent and the other lenders party thereto. The Senior Secured Credit Facility provided, among other things, for (i) an initial term loan commitment of $25 million (the “Term Loan Facility”); and (ii) a revolving loan commitment of $10 million (the “Revolving Credit Facility”).

In November 2014, we entered into a first amendment to the Senior Secured Credit Facility to, among other things, increase the Term Loan Facility to $50 million, repay all amounts outstanding under our Senior Secured PIK Notes with the additional borrowings under our Term Loan Facility and extend the maturity date to November 26, 2019.

Further, in March 2015, we amended and restated the Senior Secured Credit Facility to, among other things, increase (i) the Term Loan Facility to $75 million; and (ii) commitments under the Revolving Credit Facility to $30 million. In July 2015, we repaid all outstanding borrowings under our Term Loan Facility and our Revolving Credit Facility with the proceeds from our initial public offering and the Term Loan Facility was canceled.

Additionally, in February 2016, we amended our Senior Secured Credit Facility to provide that the Company may make share repurchases in an aggregate amount not to exceed $20 million during the period commencing February 18, 2016 and ending on the last day of the term of the Senior Secured Credit Facility.

The Senior Secured Credit Facility is secured by a first-priority security interest in substantially all of our assets. Obligations under the Senior Secured Credit Facility are guaranteed by us and each of our domestic subsidiaries.

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

The Senior Secured Credit Facility bears interest, at our option, at either the prime rate plus an applicable margin ranging from 1% to 2% or adjusted LIBOR plus an applicable margin ranging from 3% to 4%, in each case determined according to a grid based on a senior leverage ratio. The Senior Secured Credit Facility matures on November 26, 2019.

As of March 27, 2016, the current net revolving line of credit availability was $29.8 million.  Our availability under the Revolving Credit Facility was reduced by our outstanding letters of credit of $0.2 million. As of March 27, 2016 we were in compliance with all financial covenants and no event of default (as such term is defined in the Senior Secured Credit Facility) had occurred.

Off-Balance Sheet Arrangements

As of March 27, 2016, we did not have any off-balance sheet financings.

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

Critical Accounting Policies

As of March 27, 2016, there were no significant changes in or changes in the application of our critical accounting policies or estimation procedures from those presented in our Annual Report on Form 10-K.

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

As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 27, 2016.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 27, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS.

Legal Proceedings

In June 2015, Malibu Boats, LLC (“Malibu”) filed a complaint in the United States District Court for the Eastern District of Tennessee alleging that each of the Company’s Gen 2 Surf System and NXT Surf System infringe a Malibu patent relating to Malibu’s wake surf technology. The complaint seeks trebled damages in an unspecified amount, attorneys’ fees and an injunction against future infringement. In August 2015, the Company filed a motion with the court for summary judgment of noninfringement. In February 2016, the court denied the Company’s summary judgment motion without prejudice to refiling after the court interprets the patent claims. Malibu filed another complaint alleging that the Company’s Gen 2 and NXT Surf Systems infringes on another patent in February 2016.  As with the previous complaint, Malibu is seeking damages and an injunction.  In March 2016, the Company filed a motion to dismiss part of Malibu’s complaint, specifically, Malibu’s claim that the Company’s alleged infringement has been willful. Malibu filed an opposition to the motion to dismiss in March 2016 and the Company filed a reply in April 2016.  The parties are awaiting a decision from the court on the Company’s motion to dismiss. The Company does not believe that Malibu’s claims have merit and we intend to defend against these claims vigorously.

ITEM 1A.RISK FACTORS.

During the quarter ended March 27, 2016, there were no material changes to the risk factors disclosed in “Part I, Item 1A. Risk Factors” in our Annual Report filed on Form 10-K.

ITEM 2.UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Securities

During the three months ended March 27, 2016, we issued a total of 24,456 shares of our common stock upon exercise of our outstanding common stock warrants and options. The holders of our outstanding common stock warrants exchanged primarily consist of certain current and former employees and certain investors prior to our acquisition by Wayzata

Investment Partners LLC in June 2009. Each of the shares of common stock was issued pursuant to the exemption from registration contained in Section 3(a)(9) of the Securities Act of 1933, as amended.  The strike price for each of our common stock warrants, as adjusted to give effect to our 11.139-for-1 stock split consummated on July 22, 2015, was $4.27 per share of common stock, which was paid on a net share basis.  We did not receive any proceeds from the exercise of common stock warrants or employee stock option exercises during the first nine months of fiscal 2016.

The strike price for each of our remaining common stock warrants outstanding is subject to adjustment based on stock splits, stock dividends and certain other events or transactions.  Each of our outstanding common stock warrants will expire in June 2019 if not exercised.

Stock Repurchase Program

In February 2016, our board of directors authorized the repurchase, at any time or from time to time, prior to June 30, 2017, shares of our common stock, having an aggregate purchase price not to exceed $15 million. The Company may acquire shares, subject to market conditions and other factors, through open market transactions, accelerated share repurchase transactions or privately negotiated transactions.  As part of the Stock Repurchase Program, our board of directors authorized the purchase of $4.1 million of common stock from certain members of the Company’s senior management, which was sold to satisfy tax liabilities related to the vesting of shares of restricted stock. Repurchases are made from time to time at the discretion of our board of directors in accordance with applicable federal securities laws. Any shares of common stock repurchased in connection with the Stock Repurchase Program are immediately canceled and constitute authorized but unissued shares and our capital has been reduced accordingly. The following table summarizes information relating to purchases made by or on behalf of the Company of shares of common stock during the quarter ended March 27, 2016.

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased	that May Yet Be
			as Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced	the Program
Period	Shares Purchased[1]	Paid per Share	Program	(in thousands)[2]
Beginning of Stock Repurchase Program	—	$—	—	$15,000
February 19, 2016 to February 21, 2016	362,083	11.37	362,083	10,883
February 22, 2016 to March 27, 2016	4,001	12.25	4,001	10,834
Total	366,084	$11.39	366,084	$10,834

1.

We purchased an aggregate of 4,001 shares of Common Stock in the open market pursuant to our Stock Repurchase Program and 362,083 shares were purchased from certain members of senior management in order to satisfy tax liabilities associated with the vesting of restricted stock during the period.

2.	As of March 27, 2016, we had purchased 366,084 shares of Common Stock at an average price of $11.39 per share for a total of $4.2 million since the Stock Repurchase Program’s inception.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES.

None.

ITEM 5.OTHER INFORMATION.

None.

ITEM 6.EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of MCBC Holdings, Inc.	10-K	001-37502	3.1	9/18/15
3.2	Amended and Restated By-laws of MCBC Holdings, Inc.	10-K	001-37502	3.2	9/18/15
10.1	Registration Rights Agreement between MCBC Holdings, Inc. and Wayzata Opportunities Fund II, L.P.; Wayzata Opportunities Fund Offshore II, L.P. and Wayzata Recovery Fund, LLC, dated July 22, 2015	10-K	001-37502	10.2	9/18/15
10.4†	MCBC Holdings, Inc. 2015 Incentive Award Plan	S-1/A	333-203815	10.4	7/15/15
10.5†	Form of Restricted Stock Award Agreement and Grant Notice under 2015 Incentive Award Plan (employee)	S-1/A	333-203815	10.10	7/1/15
10.6†	Form of Stock Option Agreement and Grant Notice under 2015 Incentive Award Plan (employee)	S-1/A	333-203815	10.12	7/7/15
10.7†	Form of Restricted Stock Award Grant Notice under 2015 Incentive Award Plan (director)	S-1/A	333-203815	10.13	7/7/15
10.8†	Senior Executive Incentive Bonus Plan	10-K	001-37502	10.8	9/18/15
10.9†	Non-Employee Director Compensation Policy	S-1/A	333-203815	10.17	7/1/15
10.11†	Employment Agreement between MasterCraft Boat Company and Terry McNew, dated July 26, 2012	S-1/A	333-203815	10.6	6/25/15
10.12†	Employment Agreement between MCBC Holdings, Inc. and Terry McNew, effective as of July 1, 2015	S-1/A	333-203815	10.14	7/7/15
10.13†	Employment Agreement between MCBC Holdings, Inc. and Timothy M. Oxley, effective as of July 1, 2015	S-1/A	333-203815	10.15	7/7/15
10.14†	Employment Agreement between MCBC Holdings, Inc. and Shane Chittum, effective as of July 1, 2015	S-1/A	333-203815	10.16	7/7/15
10.17†	Form of Indemnification Agreement for directors and officers	S-1/A	333-203815	10.9	7/7/15
10.18	Amendment No. 1, dated as of February 18, 2016, to the Amended and Restated Credit and Guaranty Agreement among MasterCraft Boat Company, LLC, MasterCraft Services, Inc., MCBC Hydra Boats LLC, MasterCraft International Sales Administration, Inc. as borrowers and other credit parties, various lenders and Fifth Third Bank as the agent and L/C issuer and lender	8-K	001-37502	10.1	2/19/16
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

†Indicates management contract or compensatory plan.

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TERRY MCNEW	President and Chief Executive Officer (Principal Executive Officer) and Director
Terry McNew		May 5, 2016

/s/ TIMOTHY M. OXLEY	Chief Financial Officer (Principal Financial and Accounting Officer), Treasurer and Secretary
Timothy M. Oxley		May 5, 2016