Form 10-K
period 2016-06-30
MCBC Holdings, Inc.
filed 2016-09-09
CIK 1638290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2016

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                    to

MCBC HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	001-37502	06-1571747
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

100 Cherokee Cove Drive, Vonore, TN 37885

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

Large accelerated filer	☐	Accelerated filer	☐
			
Non-accelerated filer	☑	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐     Yes          ☑     No

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter, which ended December 27, 2015 and based on the closing sale price as reported on the NASDAQ Global Select Market system, was approximately $117,191,000. As of September 6, 2016, there were 18,591,808 shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2016 annual meeting of stockholders, which will be filed no later than 120 days after the close of the registrant’s fiscal year ended June 30, 2016, are incorporated by reference into Part III of this report.

MCBC HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2016

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

BASIS OF PRESENTATION

Our fiscal year begins on July 1 and ends on June 30 with the interim quarterly reporting periods consisting of thirteen weeks. Therefore, the quarter end will not always coincide with the date of the end of the calendar month. We refer to our fiscal years based on the calendar-year in which they end. Accordingly, references to fiscal 2016, fiscal 2015 and fiscal 2014 represent our financial results for the fiscal years ended June 30, 2016, June 30, 2015 and June 30, 2014, respectively. For ease of reference, we identify our fiscal years in this Form 10-K by reference to the period from July 1 to June 30 of the year in which the fiscal year ends. For example, “fiscal 2016” refers to our fiscal year ended June 30, 2016.

Unless the context otherwise requires, the terms “MasterCraft,” the “Company,” ”we,” and “us” in this Form 10-K refer to MCBC Holdings, Inc. and its consolidated subsidiaries. We are majority owned by private investment funds managed by Wayzata Investment Partners LLC (“Wayzata Investment Partners”), which we refer to collectively as “Wayzata.”

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

All of our boats, from hull to upholstery, are hand-crafted by our skilled workforce at our corporate headquarters near Knoxville, Tennessee. We use only the highest quality materials from industry-preferred suppliers and all of our boats are extensively tested on the water at our state-of-the-art facility prior to sale. In recent years, we have made significant investments in improving design, engineering, manufacturing, and operational processes as we strive to be the most efficient performance sport boat manufacturer in the industry. We are the only boat manufacturer to achieve compliance with all three of the International Standard for Organization (“ISO”) 9001 (Quality Management Systems), 14001 (Environmental Management Systems), and 18001 (International Occupational Health and Safety Management System) standards. Our industry-leading operations result in world-class quality, which enables us to offer a best-in-class five-year factory warranty and results in MasterCraft boats typically maintaining higher aftermarket resale value than our competitors’ boats.

We sell our boats through an extensive network of independent dealers in North America and internationally. Our boats are the exclusive performance sport boats offered by the majority of our dealers. We devote significant time and resources to find, develop, and improve the performance of our dealers. We continuously cultivate and strengthen our dealer relationships with marketing, training, and service programs designed to increase our dealers’ sales and profitability. We believe the strength of our dealer network and our proactive efforts to help our dealers improve their businesses give us a distinct competitive advantage in our industry.

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

Our Market Opportunity

During 2015, retail sales of new powerboats in the U.S. totaled $7.8 billion. Of the categories defined and tracked by the National Marine Manufacturers Association (“NMMA”) our core market corresponds most directly to the inboard ski/wakeboard category, which we refer to as the performance sport boat category. We believe our addressable market also includes similar and adjacent powerboat categories identified by the NMMA, including sterndrive boats, outboard boats, and jet boats. For 2015, retail sales of new performance sport boats, sterndrive boats, outboard boats, and jet boats in the U.S. were $686 million, $924 million, $3,828 million, and $208 million, respectively. As a result, we believe the total annual addressable market for our products in the U.S. alone is greater than $5.6 billion.

We believe we are well-positioned to benefit from several trends underway in our addressable market, including:

•	performance sport boats are taking greater share of the overall fiberglass powerboat category;

•	dealer inventory positions have improved across the industry;

•	recreational boating participation in the U.S. reached 87.3 million adults in 2014, a 32.5% increase since 2009;

•	inventory of two to five year old pre-owned boats has become limited, driving consumers to purchase new boats;

•	ease-of-use and performance innovations have accelerated product cycles driving consumer demand for new products; and

•

higher consumer confidence influenced by improving macroeconomic conditions, including increased home values and greater workforce participation, has helped to drive increased consumer demand for powerboats.

As the recovery in the general economy and overall boating industry from the economic downturn that commenced in 2008 has continued, the performance sport boat category has experienced a robust recovery. According to Statistical Surveys, Inc. (“SSI”), new unit sales of performance sport boats in the U.S. increased at a compound annual growth rate (“CAGR”) of 12.6% from 2012 to 2015 while new unit sales of all fiberglass power boats increased at a CAGR of 2.4% in the U.S. over the same period. We believe the performance sport boat category has grown at a faster rate due to increased innovation in the features, designs, and layouts of performance sport boats. These innovations have improved the performance, functionality, and versatility of these boats as compared with other recreational powerboats, particularly boats in the sterndrive category, which have not experienced the same degree of innovation. We believe inboard boats are superior to sterndrive boats for tow sports such as water skiing, wakeboarding, and wake surfing for several reasons, including (i) the larger and more propulsive wakes that only inboard engine configurations can enable, (ii) enhanced rider safety as a result of the location of the inboard propeller underneath the boat instead of protruding from the stern, as is generally the case with boats in the sterndrive category, and (iii) relatively more passenger and storage space due to the location of the inboard engine housing.

Performance sport boats have also continued to take share from other powerboat categories, in particular the sterndrive category, with new performance sport boat unit sales volume steadily increasing from 2002 through 2015 as a percentage of the total combined new unit sales volume of performance sport and sterndrive boats. We believe our strong market share position and broad offering of boat models and features will continue to attract customers from other powerboat categories to our performance sport boats. While the performance sport boat category has grown in recent years, new unit sales remained significantly below historical peaks. According to NMMA, the 7,800 new performance sport boat units sold in 2015 were 40.2% below the observed peak in 2006.

The expanding popularity of boating has also contributed to the strong recovery in volumes. According to NMMA, 87.3 million adults participated in recreational boating in 2014, a 32.5% increase since 2009. We believe we are well-

positioned to benefit from the increased popularity of recreational boating and the resulting larger prospective customer base.

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

•

Power:  MasterCraft boats are renowned for their superior performance. For example, our flagship water ski boat, the ProStar, which was introduced in 2013, is widely recognized as the premier three-event ski boat in the industry and has been responsible for driving a number of world record ski and ski jumping performances since its launch, including the Men’s World Jump Record of 312 feet and new records in over 50 events at the 2014 World 35+ Water Ski Championships, as well as numerous personal records for amateur skiers around the world.

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

Leading Market Share Position in Performance Sport Boat Category.  Over the last decade, we have consistently held a leading market share position in the U.S. among manufacturers of premium performance sport boats based on unit volume. According to SSI our U.S. market share in 2015 was 21.7%. We believe our sales have grown as dealers and customers continue to recognize the superior quality, performance, styling, and value of our recently released boats and that we are just starting to realize the market share benefits of the many recent new product offerings and product enhancement initiatives that our management team has implemented during the past several years. For example, our MasterCraft NXT line of entry-level boats will further increase our market share as it represents our first offering in this market segment, which accounts for approximately one-third of the performance sport boat category.

Industry-Leading Product Design and Innovation.  We believe that our innovation in the design of new boat models and new features has been a key to our success, helping us maintain our market share, command higher price points, and generally broaden the appeal of our products among recreational boaters. As a result of the features we have introduced, we believe that our boats are used for an increasingly wide range of activities. Our commitment to consistently developing new boat models and introducing new features is reflected in several notable recent achievements, including NMMA Innovation Awards for our ProStar water skiing boat, Gen 2 integrated surf system and X23 performance tow boat. These MasterCraft products won three of the combined six Innovation Awards for the performance sport boat category presented by the NMMA at the 2014 and 2015 Miami Boat Shows. Recently we launched the new Dockstar Handling System which is an innovative flanking rudder system that allows drivers to easily maneuver tight spaces and crowded marinas in reverse. Our entire product portfolio has been renewed in the past five years, giving us the newest overall product offering in the performance sport boat category, which we believe positions us for strong growth in the coming periods.

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

We have also made recent significant investments in infrastructure, value-added processes, and engineering. These investments have resulted in lower material waste, reduced labor hours per boat, reduced re-work, and increased production efficiencies. We were named a 2015 IndustryWeek Best Plant in North America Recipient—the only boat manufacturer to receive that honor. In addition, our manufacturing quality performance has allowed us to reduce our warranty costs even while offering an industry-leading five-year “stem-to-stern” warranty. We believe that our scalability and operational efficiency has allowed us to limit our annual Company-wide weighted average boat price increase to less than 3% annually from model year 2013 to model year 2016, enabling us to narrow the pricing gap between us and our competitors. We are able to narrow this pricing gap while increasing margins by controlling costs through our highly disciplined engineering and manufacturing processes.

Strong Dealer Network.  We have worked extensively with our dealers to develop what we believe is the strongest dealer network in the performance sport boat category. Our extensive dealer network allows us to distribute our products more effectively than our competitors. We target our distribution on the category’s highest performing dealers, with more of our dealers placing in Boating Industry magazine’s Top 20 Dealers than any of our competitors in the performance sport boat category. We have established operating processes focused on optimizing dealers’ financial performance and service, and with a track record of balancing wholesale inventory and retail sales we are better able to manage dealer inventory, allowing for more transparent sales estimates and strong dealer relationships. In addition, we have established a “stem-to-stern” five-year warranty for all of our product lines. We believe our warranty is simpler and more transparent than those of our competitors, and provide consumers with more peace of mind. This industry-leading warranty encourages customers to continue to visit our dealers for servicing, creating additional opportunities for boat trade-ins and purchases of accessories, thereby improving our dealers’ sales rates and financial health. These actions have strengthened our existing dealer network and are driving increased interest from new potential dealers who want to join the MasterCraft platform.

Differentiated Sales and Marketing Capabilities.  We believe our marketing efforts support the MasterCraft brand promise by focusing on the superior MasterCraft value proposition and differentiating the performance and features of our boats. To highlight our performance credibility and generate additional brand excitement, we sponsor the #1, #2, #3, and #5 ranked professional wakeboarding athletes, the #2 ranked water ski jumper, and the #3 ranked male and #3 ranked female water skiers, who all trust the performance of our boats to enhance their careers. In addition, we partner with Surfing Magazine and musician and avid surfer Donavon Frankenreiter to promote our boats’ wake surfing capabilities and our brand lifestyle. We also partner with other innovative athletes and brands, such as Travis Pastrana, GoPro, Nixon, Hobie, ESPN, and Sanuk, all offering compelling co-marketing opportunities to expand our brand’s lifestyle positioning. We believe our superior sales and marketing capabilities effectively communicate our performance, styling, quality, authenticity, and lifestyle, resulting in increased overall customer engagement.

Highly Experienced Management Team.  We have a highly seasoned and effective management team. With an average of more than 25 years of boating industry experience per member, our management team has proven its ability to develop and integrate new product lines, enhance operations, strengthen our distribution network, and recruit industry talent. Senior management additions over the past few years have driven improvements to our manufacturing, quality, and product development systems and processes, which have collectively accelerated performance improvements as unit volumes have increased. Our President and Chief Executive Officer, Terry McNew, has 29 years of boating industry experience. He joined MasterCraft in August 2012 after serving as Executive Vice President of Brunswick Corp’s recreational boat group, where he was in charge of manufacturing, product development, and engineering and quality systems. His leadership has helped us implement dramatic process improvements contributing to superior results. Tim Oxley, our Chief Financial Officer, has spent 26 years in the boating industry, including ten years with MasterCraft, following 16 years with Brunswick Corp. where he served as Chief Financial Officer of several operating divisions. Our management team has produced superior results compared to our competitors, including sales growth, award-winning product innovation, and significant margin expansion.

Our Strategy

We intend to capitalize on the ongoing recovery in the broader boating industry and performance sport boat category through the following strategies:

Continue to Develop New and Innovative Products in Our Core Market.  As a leading innovator, designer, manufacturer, and marketer of premium performance sport boats, we strive to design new and inventive products that appeal to a broad customer base. Since the completion of our management changes in fiscal 2013, we have successfully launched a number of new products and features with best-in-class quality leading to increased sales and significant margin expansion. Furthermore, our unique new product development process enables us to renew our product portfolio with innovative offerings at a rate that we believe will be difficult for our competitors to match without significant additional capital investments. Our process involves each department in collaborative full “team” product launches that enable us to release three new models per year while maintaining superior quality and controlling costs. Our entire product portfolio has been renewed in the past five years. We intend to continue releasing new products and features multiple times during the year, which we believe enhances our reputation as a cutting-edge boat manufacturer and will drive consumer interest in our products.

Penetrate the Entry-Level and Mid-Line Segments of the Performance Sport Boat Category.  Our near-term product development strategy is to expand our product line to reach underserved segments of the performance sport boat category that are distinct from our traditional customer base. We believe the launch of our MasterCraft NXT product line in fiscal 2014 has made the MasterCraft brand more accessible to a much broader demographic of the recreational boating industry and will continue to do so in the future. The MasterCraft NXT product line allows us to penetrate the entry-level segment of our market, which has grown at a compound annual growth rate of 26.6% over the last four years, with 2,872 total boats sold across the segment in 2015.  With the NXT product line, we are targeting a new market segment for MasterCraft with a product that offers the highest levels of quality, style, reliability, functionality, and performance expected from our MasterCraft brand. This strategy contrasts with that of a number of our competitors, which have targeted this market segment with alternative value brands. The unique design of the MasterCraft NXT, along with our existing supplier relationships, material agreements, and manufacturing processes, allows us to offer this product at an attractive price point for the consumer while sustaining our gross margins and the product attributes critical to the MasterCraft brand. Further broadening our consumer base, we recently launched the new XT23, MasterCraft’s latest multi-sport model. Designed to be a do-it-all crossover, the new XT23 will anchor our new XT line of boats targeting the sweet spot between our entry-level NXT line and the award-winning, premium X series.

Capture Additional Share from Adjacent Boating Categories.  Our culture of innovation enhances our ability to introduce new products with increased versatility, functionality, and performance to a more expansive customer base that values boats for both water sports and general recreational boating purposes. We have experienced success with several recent marketing campaigns that focus on new product launches and help to educate the market on our value proposition to customers. Ultimately, the versatile boating experience delivered by our performance sport boats allows us to attract customers from other boating categories, most notably from the sterndrive category. For example, the MasterCraft X26, one of our 26 foot boat models, has the capacity to seat 18 people and offers the quality, performance, and styling associated with our iconic brand in a package that can compete with large day cruisers in the sterndrive category.

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

Continuous Operational Improvement to Drive Margin Expansion.  We continue to implement a number of initiatives to reduce our cost base and to improve the efficiency of our manufacturing process. We revamped our manufacturing and product development processes, which led to operational efficiencies that have driven significant margin expansion despite lower average boat sale price increases than our competitors. These process improvements have lowered re-work, warranty claims, material waste, and inventory levels, significantly reducing our costs, and have driven improved on-time delivery rates. Additionally, we have fostered a culture of operational improvement within our highly engaged workforce. We have also implemented a faster and more disciplined product development process, which will allow us to completely renew our product portfolio every four years. These processes are now ingrained in the culture at MasterCraft, leading to a Company-wide focus on driving further margin expansion through continuous improvement. We believe these important process improvements and culture of operational excellence provide us with a strong operational foundation for future growth.

Effectively Manage Dealer Inventory and Further Strengthen Our Dealer Network.  Our goal is to achieve and maintain a leading market share in each of the markets in which we operate. We view our dealers as our partners and product champions. Therefore, we devote significant time and resources to finding high quality dealers, and developing and improving their performance over time. We actively manage dealer inventory levels, as demonstrated by healthy and consistent inventory retail turns and balanced wholesale and retail unit sales, which leads to better margins and improved financial health for our dealers. Additionally, our unique “stem-to-stern” warranty and predictable new product development cycle ensure that our dealers have high quality, compelling, and relevant products to sell to their customers. We believe the quality and trust in our dealer relationships are more beneficial to our long-term success than the quantity of dealers. We continue to leverage that dealer base while proactively developing strategies that will strengthen our overall network. For example, we intend to strengthen our current footprint by selectively recruiting market-leading dealers. We believe our targeted initiatives to enhance and grow our dealer network will increase unit sales in the future.

Increase Our Sales in International Markets.  We currently have an extensive international distribution network with 43 international dealers in 56 locations around the world. We believe we have the most well-known brand in the performance sport boat category globally. Based on our brand recognition, innovative product offerings, and distribution strengths, we believe we are well positioned to leverage our reputation and capture additional international sales. We believe that we will increase our international sales by promoting our new products in developed markets where we have a well-established dealer base and in international markets where rising consumer incomes are expected to increase demand for recreational products, such as Australia, Europe, Israel, Dubai, and Brazil. We are also developing new product offerings that will specifically target certain product demand from our international consumers and that we believe will drive further sales growth in international markets. Net sales outside of North America represented 8.6% of net sales volume in fiscal 2016.

Our Products

We design, manufacture, and sell premium recreational performance sport boats that we believe deliver superior performance for water skiing, wakeboarding, and wake surfing, as well as general recreational boating. In addition, we offer various accessories, including trailers and aftermarket parts.

Our MasterCraft-branded portfolio of Star Series, XSeries, XTSeries and NXT boats are designed for the highest levels of performance, styling, and enjoyment for both recreational and competitive use. The Star Series and XSeries are geared towards the consumer seeking the most premium and highest performance boating experience that we offer, and generally command a price premium over our competitors’ boats at retail prices ranging from approximately $60,000 to $150,000. The MasterCraft XT line was introduced in July 2016 as a multi-sport, category-defying crossover, with retail prices ranging from approximately $100,000 to $125,000. Unveiled in January 2014, the MasterCraft NXT line introduced the quality, performance, styling, and innovation of the MasterCraft brand to the entry-level consumer, with retail prices ranging from approximately $50,000 to $75,000. We have strategically designed and priced the MasterCraft NXT line to target the fast-growing entry-level customer group that is distinct from our traditional customer base, while maintaining our core MasterCraft brand attributes at profit margins comparable to our other offerings.

Over the past 40 years, we have been a leading and consistent innovator in the boating industry, beginning in 1968 with our first custom hull ski boat. We have been the first to market with numerous innovations, including the first swim platform in 1976, the patented wearguard ski pylon in 1989, a V-drive drivetrain and a dedicated wakeboard-specific boat in 1996, a now popular pickle-fork style bow in 2003, a twin V-drive engine in 2004, wake and surf shaping devices in 2009, our patented Gen 2 fully integrated surf system in 2013, and the recently launched Dockstar Handling System. Each of these pioneering introductions has allowed our customers to more fully enjoy the ultimate water skiing, wakeboarding, wake surfing, and on-the-water recreational experience that our boats provide. Throughout our history, our boats have received numerous industry awards for product innovations, including recent NMMA Innovation Awards for our ProStar water skiing boat, Gen 2 integrated surf system and X23 performance tow boat. These MasterCraft products won three of the combined six Innovation Awards for the performance sport boat category presented by the NMMA at the 2014 and 2015 Miami Boat Shows. Recently we launched the new Dockstar Handling System which is an innovative flanking rudder system that allows drivers to easily maneuver tight spaces and crowded marinas in reverse. The revolutionary new technology essentially removes the last entry barrier into the inboard market for owners who previously preferred the handling of an outboard or stern drive configuration when driving in reverse.  We believe our innovative features are important factors in our end consumer’s purchasing decision and the availability and desirability of these features increase our sales and market share.

Our Dealer Network

We rely on an extensive network of independent dealers to sell our products in North America and internationally. We target our distribution on the market segment’s highest performing dealers, with more of our dealers placing in Boating Industry magazine’s Top 20 Dealers than any of our competitors in the performance sport boat category. The majority of our dealers are exclusive to our MasterCraft product lines within the performance sport boat category, highlighting the commitment of our key dealers to MasterCraft boats. We establish performance criteria that our dealers must meet as part of their dealer agreements to ensure the continued quality of our dealer network. As members of our network, dealers in North America may qualify for floor plan financing programs, rebates, seasonal discounts, promotional co-op payments, and other allowances.

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

North America.  In North America, we had a total of 90 dealers across 141 locations as of June 30, 2016. There were no locations where MasterCraft was replaced by competitive products during fiscal 2016.  We do not have a significant concentration of sales among our dealers. For fiscal 2016, our top ten dealers accounted for approximately 40% of our gross sales and none of our dealers accounted for more than 6.5% of our total sales volume.

Outside of North America.  As of June 30, 2016, we had a total of 43 international dealers in 56 locations. We are present in Europe, Australia, Asia, including Hong Kong and the Middle East.  Last year we added independent dealers in Israel, Saudi Arabia, Turkey, and Qatar. We generated 8.6%, 9.9% and 14.7% of our unit sales outside of North America in fiscal 2016, 2015, and 2014, respectively.

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

Beyond our incentive programs, we have developed a proprietary web- based management tool that is used by our dealers on a day-to-day basis to improve their own businesses as well as enhance communication with our factory and sales management teams. Our proprietary DealerLink online business-to-business application efficiently executes many critical functions, including warranty registrations, warranty claims, boat ordering and tracking, parts ordering, technical support, and inventory reporting. This system facilitates communication between our sales team and the dealer network and allows our manufacturing department to review customer demand in real time.

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

Sales Cycles and Floor Plan Financing

We manage our annual sales plan through distinct buying periods. Our rebates are tiered so that dealers have a financial incentive to take the stocking risk for boats purchased prior to the traditional retail selling season (April - June). These incentives, accompanied by floor plan subsidies for up to nine months from the date of invoice, drive “level loading” of production. During this first part of the model year, many of the dealers’ orders are standard configurations for their showrooms. In the second part of the model year, more boats are customized by retail customers. Many of these custom orders are placed during boat shows, which occur from January through early April across North America.

We offer our dealers the opportunity to purchase boats with cash or through floor plan financing programs with third-party floor plan financing providers. We encourage our dealers to purchase in cash by offering them a cash discount. The floor plan financing programs allow dealers to establish lines of credit with third-party lenders to purchase inventory. Upon purchase of a boat, dealers draw on the floor plan facility and the lenders pay the invoice price of the boat directly to us within 10 business days. Collection is guaranteed through an assigned approval number or cash receipt prior to shipment of the boat. Consistent with industry practice, we offer various manufacturer-sponsored floor plan interest programs under which we agree to reimburse our dealers for certain floor plan interest costs incurred for up to nine months from the date of invoice. Cash discounts are offered as an alternative to floor plan subsidies during the “off-season” for retail sales (July - March). These programs encourage dealers to rapidly replenish inventories during the spring and summer retail season, maintain sufficient inventories during the non-peak season, and balance wholesale purchases throughout the year.

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

We have only incurred a single loss on a finance company mandated repurchase agreement since fiscal 2010 totaling approximately $75,000. The repurchased inventory has historically been resold to other dealers at approximately 80% to 90% of original wholesale prices, thereby avoiding significant losses. During fiscal year ended June 30, 2015, we repurchased 9 units under the repurchase obligation agreement with GE Australia and all of the boats repurchased were re-sold. There were no boats repurchased during the fiscal year ended June 30, 2016.

Marketing and Sales

Marketing

Our 45-year history of manufacturing and design leadership has made MasterCraft one of the most well-known and iconic brands in the boating industry. We believe the MasterCraft brand is widely recognized even among non- enthusiasts. We are focused on enhancing the power of our brand through a multifaceted marketing strategy. Our addressable market is targeted through a variety of specialized means, ranging from grass-roots event sponsorships to far-reaching strategic alliances.

We have created a unified print and digital advertising strategy that is refreshed each year, featuring the unique attributes of each of our products while maintaining focus on the MasterCraft brand. We maintain a meaningful presence for our Star Series and XSeries product lines in several endemic water sports publications, including Wakeboarding, WaterSki, SBC Wakeboard, Alliance Wakeboard Magazine, and USA WaterSkier. Given the prevalence of our products in the markets these publications target, we also benefit from significant unpaid impressions in these industry publications, as our boats frequently appear in feature stories and advertisements for other products. In addition to these traditional marketing channels, in the last several years we have created an active and highly successful digital advertising and social media platform, including the use of Facebook, Twitter, Instagram, YouTube, and Vimeo to deliver content to our target audience, increase awareness of our brand, foster loyalty, and build a community of MasterCraft enthusiasts. In addition, we benefit from numerous user-generated videos and photos that are uploaded to these websites. The execution of our digital strategy has been highly successful, driving double the engagement on Facebook, the highest number of Instagram followers and engagement, and the highest ranked YouTube channel compared to any of our competitors. An important component of this strategy has been our investment in our own mastercraft.com website. The site is designed to allow significant interaction between us and our customer base through marketing content delivery, message boards, news and event postings, and product updates and specifications. In addition, mastercraft.com’s popular “Design-a-Boat” functionality allows consumers to design a boat and request a dealer quote. The custom-designed product can be transmitted directly to our closest independent dealer as well as our in-house concierge who follows up directly with our dealer leads on behalf of MasterCraft.

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

Our leading position in the performance sport boat category is further supported by our sponsorship of some of the most recognizable and successful athletes in water sports, as well as a number of highly visible competitions and events around the world. Our activities in this area serve to deepen the penetration of our brand within the professional and enthusiast community, while also supporting the growth of the sports. The events which we sponsor and in which we and our dealers participate feature the most popular figures in wakeboarding and water skiing, drawing large audiences of enthusiasts to a variety of sites around the country. Furthermore, we sponsor the top ranked professional wakeboarding athletes, water ski jumpers, and water skiers. In addition to the advertising generated by the athletes’ success in their sports, we also leverage our sponsorship of these athletes by having them attend boat shows and dealer events and appear in creative media events, in which they garner public relations interest, build our MasterCraft brand, and in many cases help sell our products directly to consumers.

We believe that our differentiated marketing capabilities and our multi-channel, content-driven marketing strategies align with our strategic focus on product innovation, performance, and quality to attract aspiring and enthusiast consumers to our brands and products. These sales and marketing efforts allow us to more effectively launch and support our products, help drive actionable sales leads for our dealers, and reinforce our MasterCraft brand and lifestyle attributes.

Sales

Our sales effort is led by Mr. Jay Povlin, our Vice President of Global Sales and Marketing, who joined us in 2013. The North American sales organization includes a national sales manager, four business development managers, and two inside sales managers. Most of our domestic sales team has been with us for at least ten years. Our sales team is further supported by an international sales manager and three independent sales representatives.

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

Manufacturing

All of our boats are designed, manufactured, and lake-tested in our Vonore, Tennessee facility. We are the only boat manufacturer to achieve compliance with all three of the ISO 9001 (Quality Management Systems), 14001 (Environmental Management Systems), and 18001 (International Occupational Health and Safety Management System) standards. The rigorous attention to detail with which we design and manufacture our products results in boats of high quality, which allows us to offer a “stem-to-stern” five-year warranty that comprehensively covers more parts of our boats than warranties offered by any of our competitors. In recognition of our operational excellence, we were named a 2015 IndustryWeek Best Plant in North America Recipient—the only boat manufacturer to receive that honor.

Our boats are built through a continuous flow manufacturing process that encompasses fabrication, assembly, quality management, and testing. Each boat is produced over a six and a half day cycle that includes the fabrication of the hull and deck through gelcoat application and fiberglass lamination, grinding and hole cutting, installation of components, rigging, finishing, detailing, and on-the-water testing. We manufacture certain components and subassemblies for our boats, such as upholstery, and procure other components from third-party vendors and install them on the boat. We have several exclusive supplier partnerships for critical purchased components, such as aluminum billet, towers, and engine packages. We also build custom trailers that match the exact size and color of our boats.

Our manufacturing efforts are led by Larry Janosek, our Vice President of Operations, who joined us in March 2012 and has more than 18 years of cross-functional business experience in the automotive industry. Our culture of continuous improvement is aptly captured in one of our core operating principles: “Seek Perfection.” Our operations team maintains tight control over all aspects of the process, starting with cross-functional sales planning processes to maximize model mix, daily layered boat audits while products are moving down the line, and real time supervisor-level variance reporting and quality checks that stop the line if defects are identified.

In addition, we sponsor a number of best practices programs, including:

Ideas Implemented.  Using tools to identify and reduce waste, employees standardize improvement in their work procedures and implement countermeasures to problems identified daily. This program led to tens of thousands of employee improvement suggestions being implemented.

Kaizen.    We chartered and began several different continuous workplace improvement, or Kaizen, projects during the year that use cross-functional teams to improve value and reduce waste in a defined narrow scope of work flow or process. These projects, which take on average one month to complete, have generated improvements including cost savings, improved quality, increased output, and additional capacity.

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

Our active management process has led to the institution of a number of manufacturing and quality control initiatives on the factory floor, such as the implementation of parts bar coding for improved inventory control, the deployment of automated resin counters for greater materials control, a reduction in the number of mold sets used in the manufacturing process to increase run-rates, and an automated quality control system that creates a “birth certificate” for every boat throughout our 2,500-check manufacturing process. We have recorded over one million consecutive man-hours without a lost-time accident as of June 30, 2016, an accomplishment that we believe has reduced workers’ compensation claims and warranty costs as our most-experienced employees continue to remain on the job.

Product Development and Engineering

We are strategically and financially committed to innovation, as reflected in our dedicated product development and engineering group and evidenced by our track record of new product introduction. Our product development and engineering group comprises 19 professionals. These individuals bring to our product development efforts significant expertise across core disciplines, including boat design, computer-aided design, naval engineering, electrical engineering, and mechanical engineering. They are responsible for execution of all facets of our new product strategy, starting with design and development of new boat models and innovative features, engineering these designs for manufacturing, and integrating new boats and innovations into production without disruption, at high quality, on time and on budget. Our product development and engineering functions are led by our Vice President of Operations, with significant engagement from our Chief Executive Officer as well as a Strategic Portfolio Management Team which includes senior leadership from Sales, Marketing and Finance, all working together to develop our long-term product and innovation strategies.

We take a disciplined approach to the management of our product development strategy. We have structured processes to obtain voices of the customer, dealer, and management to guide our long-term product lifecycle and portfolio planning. In addition, extensive testing and coordination with our manufacturing group are important elements of our product development process, which we believe enable us to leverage the lessons from past launches and minimize the risk associated with the release of new products. We have developed a strategy to launch at least three new models each year, which will allow us to renew our product portfolio with innovative offerings at a rate that we believe will be difficult for our competitors to match without significant additional capital investments. In addition to our new product strategy, we manage a separate innovation development process which allows us to design innovative new features for our boats in a disciplined manner and to launch these innovations in a more rapid time frame and with higher quality. These newly implemented processes have reduced the time to market for our new product pipeline

Our research and development center is equipped with computer assisted design (“CAD”) workstations for design development and computer numerically controlled tool paths for molds and parts. The CAD system allows for integration of vendor design resources to improve accuracy and reduce development time. The CAD system also provides flexibility to change fundamental design characteristics through the elimination of iterative prototyping processes and lowers new product development costs through acceleration of the development cycle. Furthermore, the CAD system also allows much greater precision in use of materials and assembly, reducing warranty and manufacturing start-up costs. Models are tested under extreme conditions to validate performance, safety, failure limits, and design intention. After a boat successfully completes validation, it is ready for final pricing, marketing, scheduling, and production. Our product development expense for fiscal 2016, 2015 and 2014 were $3.5 million, $3.0 million, and $2.7 million, respectively.

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

We are focused on developing our supply chain to enable cost improvement, world-class quality, and continuous product innovation. We have engaged our top suppliers in collaborative preferred supplier relationships and have developed processes including annual cost reduction targets, regular reliability projects, and extensive product testing requirements to ensure that our suppliers produce at low cost and to the highest levels of quality expected of the MasterCraft brand. These collaborative efforts begin at the design stage, with our key suppliers integrated into design and development planning well in advance of launch, which allows us to control costs and to leverage the expertise of our suppliers in developing product innovations. We believe these collaborative relationships with our most important suppliers have contributed to our significant improvements in product quality, innovation, and profitability since 2012.

The most significant components used in manufacturing our boats, based on cost, are engine packages. We maintain a strong and long-standing relationship with our primary supplier of engine packages, Ilmor, whose affiliates produce engines used in a number of leading racing boats and race cars. Ilmor maintains a full-time customer service and warranty staff located at our office, resulting in extremely efficient management of all engine-related matters, mitigating potential warranty risk. As of June 30, 2016, Ilmor is our largest supplier. We work closely with Ilmor to remain at the forefront of engine design, performance, and manufacturing. Engine packages are the most expensive single item input in the boat-building process and we believe our long-term relationship with Ilmor is a key competitive advantage.

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

Insurance and Product Warranties

We purchase insurance to cover standard risks in our industry, including policies that cover general product liability, workers’ compensation, auto liability, and other casualty and property risks. Our insurance rates are based on our safety record as well as trends in the insurance industry. We also maintain workers’ compensation insurance and auto insurance policies that are retrospective in that the cost per year will vary depending on the frequency and severity of claims in the policy year.

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

We provide the same product warranties for all of our models. The high quality and durability of our products allow us to offer a “stem-to-stern” five-year warranty that comprehensively covers more parts of our boats than warranties offered by any of our competitors. During the warranty period, we reimburse dealers and MasterCraft authorized service facilities for all or a portion of the cost of repair or replacement performed on the products (mainly composed of parts or accessories provided by us and labor costs incurred by dealers or MasterCraft authorized service facilities). Some materials, components or parts of the boat that are not covered by our product warranties are separately warranted by their manufacturers or suppliers. These other warranties include warranties covering engines, among other components.

Intellectual Property

We rely on a combination of patent, trademark, and copyright protection, trade secret laws, confidentiality procedures, and contractual provisions to protect our rights in our brand, products, and proprietary technology. We also protect our vessel designs through design registrations. This is an important part of our business and we intend to continue protecting our intellectual property. We currently hold 13 U.S. patents and one foreign patent, including a utility patent for an integrated light and tow-line attachment, a design patent for our transom surf seating, and four utility patents for the Gen 2 surf system technology, which is the only surf system that is custom designed for each hull and allows users to customize a four-zone, 20-foot long wake to rider preferences using a sophisticated-yet-easy-to-use interface. Provided that we comply with all statutory maintenance requirements, our patents are expected to expire between 2021 and 2034. We also hold 13 pending

U.S. patent applications (including two provisional applications) and one pending foreign patent application. We also own in excess of 70 registered trademarks in various countries around the world, most notably the MasterCraft name and logo and the Star Series, XSeries, XTSeries, and NXT product family names, and we own several applications for additional registrations. Such trademarks may endure in perpetuity on a country-by-country basis provided that we comply with all statutory maintenance requirements, including continued use of each trademark in each such country. In addition, we own 38 registered U.S. copyrights. Finally, we have registered over 20 vessel hull designs with the U.S. Copyright Office, which will remain in force through at least 2021.

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

Research and Development

Research and development expenditures for fiscal 2016, 2015, and 2014 were $3.5 million, $3.0 million and $2.7 million, respectively.

Environmental, Safety, and Regulatory Matters

Our operations are subject to extensive and frequently changing federal, state, local, and foreign laws and regulations, including those concerning product safety, environmental protection, and occupational health and safety. We believe that our operations and products are in compliance with these regulatory requirements. We have received certificates from third-party accreditors of compliance with the ISO 9001 (Quality Management Systems), 14001 (Environmental Management Systems), and 18001 (International Occupational Health and Safety Management System) standards. Historically, the cost of achieving and maintaining compliance with applicable laws and regulations has not been material. However, we cannot assure you that future costs and expenses required for us to comply with such laws and regulations, including any new or modified regulatory requirements, or to address newly discovered environmental conditions, will not have a material adverse effect on our business, financial condition, operating results, or cash flow.

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

Employees

We believe we maintain excellent relations with our employees, treating them as business partners and focusing on building their careers. We have approximately 510 employees as of June 30, 2016. Our employees are fully integrated into our continuous improvement culture and are empowered to seek out waste reduction and cost improvement opportunities throughout our manufacturing process. This engagement resulted in tens of thousands of employee suggestions being implemented for operating improvements. None of our employees are represented by a labor union, and since our founding in 1968, we have never experienced a labor-related work stoppage.

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

Substantially all of our sales are derived from our network of independent dealers. We have agreements with the dealers in our network that typically provide for one-year terms, although some agreements have a term of up to three years. For fiscal 2016, our top ten dealers accounted for 40% of our total units sold. The loss of a significant number of these dealers could have a material adverse effect on our financial condition and results of operations. The number of dealers supporting our products and the quality of their marketing and servicing efforts are essential to our ability to generate sales. Competition for dealers among performance sport boat manufacturers continues to increase based on the quality, price, value, and availability of the manufacturers’ products, the manufacturers’ attention to customer service, and the marketing support that the manufacturer provides to the dealers. We face intense competition from other performance sport boat manufacturers in attracting and retaining dealers, affecting our ability to attract or retain relationships with qualified and successful dealers. Although our management believes that the quality of our products in the performance sport boat industry should permit us to maintain our relationships with our dealers and our market share position, there can be no assurance that we will be able to maintain or improve our relationships with our dealers or our market share position. In addition, independent dealers in the powerboat industry have experienced significant consolidation in recent years, which could result in the loss of one or more of our dealers in the future if the surviving entity in any such consolidation purchases similar products from a competitor. A substantial deterioration in the number of dealers or quality of our network of dealers would have a material adverse effect on our business, financial condition, and results of operations.

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

Many of our dealers have floor plan financing arrangements with third-party finance companies that enable the dealers to purchase our products. In connection with these agreements, we may have an obligation to repurchase our products from a finance company under certain circumstances, and we may not have any control over the timing or amount of any repurchase obligation nor have access to capital on terms acceptable to us to satisfy any repurchase obligation. This obligation is triggered if a dealer defaults on its debt obligations to a finance company, the finance company repossesses the boat and the boat is returned to us. Our obligation to repurchase a repossessed boat for the unpaid balance of our original invoice price for the boat is subject to reduction or limitation based on the age and condition of the boat at the time of repurchase, and in certain cases, by an aggregate cap on repurchase obligations associated with a particular floor plan financing program. During fiscal 2016, there were no units repurchased. During fiscal 2015, we repurchased nine units under a repurchase obligation.  All of the units were re-sold.  We have only incurred a single loss on a finance company mandated repurchase since fiscal 2010 totaling approximately $75,000. There is no assurance that a dealer will not default on the terms of a credit line in the future. In addition, applicable laws regulating dealer relations may also require us to repurchase our products from our dealers under certain circumstances, and we may not have any control over the timing or amount of any repurchase obligation nor have access to capital on terms acceptable to us to satisfy any repurchase obligation. If we were obligated to repurchase a significant number of units under any repurchase agreement or under applicable dealer laws, our business, operating results, and financial condition could be adversely affected.

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

We depend on third-party suppliers to provide components and raw materials essential to the construction of our boats. While we believe that our relationships with our current suppliers are sufficient to provide the materials necessary to meet present production demand, we cannot assure you that these relationships will continue or that the quantity or quality of materials available from these suppliers will be sufficient to meet our future needs, irrespective of whether we successfully implement our growth strategy. As production increases, our need for raw materials and supplies will increase. Our suppliers must be prepared to ramp up operations and, in many cases, hire additional workers and/or expand capacity in order to fulfill the orders placed by us and other customers. Operational and financial difficulties that our suppliers may face in the future could adversely affect their ability to supply us with the parts and components we need, which could significantly disrupt our operations.

The availability and cost of engines used in the manufacture of our boats are especially critical. For fiscal 2016, we purchased all of the inboard engine packages for our MasterCraft brand boats from Ilmor Engineering, Inc. (“Ilmor”). While we believe that our relationship with Ilmor is sufficient to provide the materials necessary to meet present production demand, there can be no assurance that it will continue or that the quantity or quality of the engines provided will be sufficient to meet our future needs, irrespective of whether we successfully implement our growth strategy. If we are required to replace Ilmor as our inboard engine supplier, it could cause a decrease in products available for sale or an increase in the cost of goods sold, either of which could adversely affect our business, financial condition, and results of operations. In addition to the risk of interruption of our engine supply, Ilmor could potentially exert significant bargaining power over price, quality, warranty claims, or other terms relating to the inboard engines we use. We are required to purchase a minimum volume of engines from Ilmor annually or pay a penalty to Ilmor in order to maintain our exclusivity. While these minimums are significantly below our current volumes, there can be no assurance that we will continue to meet these minimums in the future.

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

We rely on the continuous operation of our only manufacturing facility in Vonore, Tennessee for the production of our products. Any natural disaster or other serious disruption to our facility due to fire, snow, flood, earthquake, or any other unforeseen circumstance could adversely affect our business, financial condition, and results of operations. Changes in climate could adversely affect our operations by limiting or increasing the costs associated with equipment or fuel supplies. In addition, adverse weather conditions, such as increased frequency and/or severity of storms, or floods could impair our ability to operate by damaging our facilities and equipment or restricting product delivery to customers. The occurrence of any disruption at our manufacturing facility, even for a short period of time, may have an adverse effect on our productivity and profitability, during and after the period of the disruption. These disruptions may also cause personal injury and loss of life, severe damage to or destruction of property and equipment, and environmental damage. Although we maintain property, casualty, and business interruption insurance of the types and in the amounts that we believe are customary for the industry, we are not fully insured against all potential natural disasters or other disruptions to our manufacturing facility.

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

We have reserved shares for issuance under the Amended and Restated MCBC Holdings, Inc. 2015 Incentive Award Plan in an amount equal to 1,803,226 shares. On May 29, 2015, we granted 841,584 shares of restricted stock under the 2015 Incentive Award Plan and, in connection with our initial public offering, we granted equity awards under the 2015 Incentive Award Plan covering a total of 184,932 shares of common stock and on April 22, 2016 we granted a further 6,120 shares of restricted stock under the 2015 Incentive Award Plan. Any common stock that we issue, including under our 2015 Incentive Award Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership of holders of our common stock.

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

It is unknown as to the period of time during which Wayzata will maintain its majority ownership of our common stock. As a result, there can be no assurance as to the period of time during which we will be able to avail ourselves to the controlled company exemptions

We do not intend to pay dividends on our common stock for the foreseeable future.

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

Prior to the completion of our initial public offering, we had not operated as a public company and were not required to independently comply with Section 404(a) of the Sarbanes-Oxley Act. Section 404(a) of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we file with the SEC. We are required to meet these standards in the course of preparing our financial statements as of and for the year ended June 30, 2016, and our management is required to report on the effectiveness of our internal control over financial reporting for such year. Additionally, once we are no longer an emerging growth company, as defined by the JOBS Act, our independent registered public accounting firm will be required pursuant to Section 404(b) of the Sarbanes-Oxley Act to attest to the effectiveness of our internal control over financial reporting on an annual basis. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. We are currently in the process of reviewing, documenting, and testing our internal control over financial reporting. We may encounter problems or delays in implementing any changes necessary to make a favorable assessment of our internal control over financial reporting. In addition, we may encounter problems or delays in completing the implementation of any requested improvements and receiving a favorable attestation in connection with the attestation to be provided by our independent registered public accounting firm after we cease to be an emerging growth company. If we cannot favorably assess the effectiveness of our internal control over financial reporting, or if our independent registered public accounting firm is unable to provide an unqualified attestation report on our internal controls after we cease to be an emerging growth company, investors could lose confidence in our financial information and the price of our common stock could decline.

Additionally, the existence of any material weakness or significant deficiency may require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations, and cause stockholders to lose confidence in our reported financial information, all of which could materially and adversely affect our business and share price.

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

ITEM 3.LEGAL PROCEEDINGS.

Legal Proceedings

In June 2015, Malibu Boats, LLC (“Malibu”) filed a complaint in the United States District Court for the Eastern District of Tennessee alleging that the Company’s Gen 2 Surf System and NXT Surf System infringe a Malibu patent relating to Malibu’s wake surf technology. The complaint seeks trebled damages in an unspecified amount, attorneys’ fees and an injunction against future infringement. In August 2015, the Company filed a motion with the court for summary judgment of noninfringement. In February 2016, the court denied the Company’s summary judgment motion without prejudice to refiling after the court interprets the patent claims. Malibu filed another complaint alleging that the Company’s Gen 2 and NXT Surf Systems infringe another patent in February 2016.  As with the previous complaint, Malibu is seeking damages and an injunction.  In March 2016, the Company filed a motion to dismiss part of Malibu’s complaint, specifically, Malibu’s claim that the Company’s alleged infringement has been willful. Malibu filed an opposition to the motion to dismiss in March 2016, the Company filed a reply in April 2016 and a tentative trial date has been set for May 2017.  The parties are awaiting a decision from the court on the Company’s motion to dismiss. The Company does not believe that Malibu’s claims have merit and we intend to defend against these claims vigorously. The Company currently cannot assess the probability of losses, or reasonably estimate the range of losses, related to this matter.

ITEM 4.MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has been publicly traded on the NASDAQ Global Market under the symbol “MCFT” since July 17, 2015. Prior to that time, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by the NASDAQ Global Market since our initial public offering:

	High	Low
Fiscal 2016
First quarter (from July 17, 2015)	$16.47	$11.93
Second quarter	14.82	10.70
Third quarter	14.73	10.99
Fourth quarter	15.97	10.25

On May 26, 2016, we declared a special dividend of $4.30 per share. The record date was June 6, 2016 and the payment date was June 10, 2016. The closing sales prices listed above for the fiscal year ended June 30, 2016, represent the actual closing prices and have not been adjusted to reflect the special dividend.

On September 6, 2016, the last reported sale price on the NASDAQ Global Market of our common stock was $12.08 per share. As of September 6, 2016, we had 19 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

On May 26, 2016, we declared a special dividend of $4.30 per share which was paid on June 10, 2016. We presently intend to retain our earnings, if any, to finance the development and growth of our business and operations and do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our operating results, financial condition, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant. In addition, our Senior Secured Credit Facility contains restrictions that restrict our ability to pay cash dividends. See Item 1A “Risk Factors” — Risks Relating to Ownership of Our Common Stock — We do not intend to pay dividends on our common stock for the foreseeable future.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act of 1934, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any filing of ours under the Securities Act or the Exchange Act.

The following stock performance graph illustrates the cumulative total shareholder return on our common stock for the period from July 17, 2015 (the first day of trading for our common stock) to June 30, 2016, as compared to the Russell 2000 Index and the Dow Jones US Recreational Products Index.

The comparison assumes (i) a hypothetical investment of $100 in our common stock and the two above mentioned indices on July 17, 2015 and (ii) the full reinvestment of all dividends. The comparisons in the graph and table are required by the SEC and are not intended to be indicative of possible future performance of our common stock.

Stock Repurchase Agreement

In February 2016, our board of directors authorized the repurchase, at any time or from time to time, prior to June 30, 2017, of shares of our common stock, having an aggregate purchase price not to exceed $15 million. The Company may acquire shares, subject to market conditions and other factors, through open market transactions, accelerated share repurchase transactions or privately negotiated transactions. As part of the Stock Repurchase Program, our board of directors authorized the purchase of $4.1 million of common stock from certain members of the Company’s senior management, which was sold to satisfy tax liabilities related to the vesting of shares of restricted stock. Repurchases are made from time to time at the discretion of our board of directors in accordance with applicable federal securities laws. Any shares of common stock repurchased in connection with the Stock Repurchase Program are immediately canceled and constitute authorized but unissued shares and our capital has been reduced accordingly. The following table summarizes information relating to purchases made by or on behalf of the Company of shares of common stock during the quarter ended June 30, 2016.

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased	that May Yet Be
	Total	Average	As Part of Publicly	Purchased Under
	Number of	Price Paid	Announced	the Program
Period	Shares Purchased(1)	Per Share	Program	(in thousands)(2)
March 28, 2016 to April 24, 2016	7,333	$12.88	7,333	$10,739
April 25, 2016 to May 22, 2016	5,000	12.66	5,000	10,676
May 23, 2016 to June 30, 2016	—	0	—	10,676
Total	12,333	$12.80	12,333	$10,676

(1)	We purchased an aggregate of 12,333 shares of Common Stock in the open market pursuant to our Stock Repurchase Program for the periods presented above.
(2)	As of June 30, 2016, we had purchased 378,417 shares of Common Stock at an average price of $11.43 per share for a total of $4.3 million since the Stock Repurchase Program’s inception.

Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding securities authorized for issuance under our equity compensation plans, see Note 12: Stock-Based Compensation in Item 8 and Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

ITEM 6.SELECTED FINANCIAL DATA.

The selected historical consolidated financial data and other data of MCBC Holdings, Inc. set forth below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, each of which is included elsewhere in this Form 10-K.

We derived the consolidated statement of operations for the fiscal years ended June 30, 2016, June 30, 2015 and June 30, 2014 and our consolidated balance sheet data as of June 30, 2016 and 2015 from our audited consolidated financial statements and related notes included elsewhere in this Form 10-K. We derived the consolidated statement of operations for the fiscal year ended June 30, 2013 and our consolidated balance sheet data as of June 30, 2014 and June 30, 2013 from audited consolidated financial statements that have not been included in this Form 10-K. We derived the consolidated statement of operations for the fiscal year ended June 30, 2012 and our consolidated balance sheet data as of June 30, 2012 from unaudited consolidated financial statements that have not been included in this Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Fiscal Year Ended
	June 30,	June 30,	June 30,	June 30,	June 30,
	2016	2015	2014	2013	2012
					(unaudited)
	(Dollars in thousands, except for shares and per share amounts)
Consolidated statement of operations:
Net sales	$221,600	$214,386	$177,587	$162,009	$137,317
Cost of sales	160,521	163,220	139,975	131,303	121,892
Gross profit	61,079	51,166	37,612	30,706	15,425
Operating expenses:
Selling and marketing	9,685	8,552	8,837	7,948	9,639
General and administrative	29,162	18,472	9,960	10,518	9,477
Impairment losses	—	—	—	—	5,200
Loss on disposal	—	—	—	—	718
Amortization of intangible assets	221	222	221	222	421
Total selling, general and administrative expenses	39,068	27,246	19,018	18,688	25,455
Operating (loss) income	22,011	23,920	18,594	12,018	(10,030)
Other expense (income):
Interest expense, including related party amounts	1,280	5,171	7,555	9,239	8,353
Change in common stock warrant fair value	3,425	6,621	2,526	—	—
Other income	(1,212)	—	—	—	—
Income (loss) before income tax expense (benefit)	18,518	12,128	8,513	2,779	(18,383)
Income tax expense (benefit)	8,308	6,594	(11,414)	(37)	(2,051)
Net (loss) income	$10,210	$5,534	$19,927	$2,816	$(16,332)
Weighted average shares used for computation of:
Basic(1)	17,849,319	11,139,000	11,139,000	11,139,000	11,139,000
Diluted(1)	18,257,007	11,862,699	11,182,264	11,139,000	11,139,000
Net (loss) income per common share:
Basic	$0.57	$0.50	$1.79	$0.25	$(1.47)
Diluted	0.56	0.47	1.78	0.25	(1.47)
Consolidated balance sheet data:
Total assets	$82,533	$89,676	$96,142	$87,153	$79,548
Total liabilities	90,912	131,929	99,929	110,869	106,103
Current portion of long-term debt	7,885	18,275	8,621	—	—
Long-term debt	44,342	60,487	57,359	75,300	73,371
Total debt	52,227	78,762	65,980	75,300	73,371
Total stockholders’ deficit	(8,379)	(42,253)	(3,787)	(23,716)	(26,555)
Additional financial and other data (unaudited):
Unit volume:
MasterCraft	2,742	2,547	2,135	1,949	1,720
Hydra-Sports	—	45	50	49	161
MasterCraft sales(2)	$221,600	$199,907	$163,631	$148,750	$118,403
Hydra-Sports sales	$—	$14,479	$13,956	$13,259	$18,914
Consolidated sales	$221,600	$214,386	$177,587	$162,009	$137,317
Per Unit:
MasterCraft sales	$81	$78	$77	$76	$69
Hydra-Sports sales	$—	$322	$279	$271	$117
Consolidated sales	$81	$83	$81	$81	$73
Gross margin	27.6	23.9%	21.2%	19.0%	11.2%
Adjusted EBITDA(3)	$41,227	$31,540	$18,403	$11,813	$1,686
Adjusted net income (loss)(3)	$23,362	$14,778	$5,361	$383	$(5,667)
Adjusted EBITDA margin(3)	18.6%	15.8%	11.2%	7.9%	1.4%

(1)

The weighted average shares used for computation of basic and diluted earnings per common share gives effect to the 11.139-for-1stock split consummated on July 22, 2015 in connection with the Company’s initial public offering and excludes the 6,071,429 shares sold for periods prior to fiscal year ended June 30, 2016.

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

We sell our boats through an extensive network of independent dealers in North America and internationally. We partner with 90 North American dealers with 141 locations and 43 international dealers with 56 locations throughout the rest of the world. In fiscal 2016, 91.4% of our net sales were generated from North America and 8.6% of our net sales were generated from outside of North America.

In July 2015, we completed the initial public offering of our common stock, in which we issued and sold 6,071,429 shares of common stock (exclusive of 910,714 shares of common stock sold by the selling stockholders pursuant to the exercise of an overallotment option granted to the underwriters in connection with the offering) at a public offering price of $15.00 per share after giving effect to the 11.139-for-1 stock split consummated on July 22, 2015. The aggregate net proceeds received by us from our initial public offering were $81.8 million, after deducting underwriting discounts and commissions and offering expenses payable by us.

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

We believe our sales have grown as dealers and customers continue to recognize the superior quality, performance, styling, and value proposition of our recently released boats. We further believe that we are realizing the market share benefits from many initiatives that our management team has implemented over the past few years. Our entire product portfolio has been renewed over the last four years, giving us the newest overall product offering in the performance sport boat category. We believe these factors strongly position us for growth in the coming periods. In particular, we believe our MasterCraft NXT line of entry-level boats has been a significant contributor to our increased market share as it represents our first offering in this market segment, which we believe accounts for approximately one-third of the performance sport boat category. We also expect to see market share gains from the launch of several additional new models. We believe our broad offering of boat models and features will continue to attract customers from our competitors, particularly in the performance sport boat and sterndrive categories, and will drive increased unit volume and market share gains.  Our revamped manufacturing and product development processes have led to operational efficiencies which we expect will continue to drive significant margin expansion.

Recent Transactions

In May 2016, we entered into a second amended and restated Amended Credit Agreement to increase the borrowings under our Term Loan Facility to $50 million (see “Liquidity and Capital Resources” — Amended Credit Agreement below). We used the proceeds of the increased Term Loan Facility borrowings, together with borrowings under our Revolving Credit Facility and cash on hand to fund a $79.9 million dividend distribution to our stockholders and pay related transaction fees and expenses.

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

During the fiscal year ended June 30, 2016, we issued 813,291 shares of common stock in exchange or exercise for common stock warrants.  As of June 30, 2016, all outstanding common stock warrants for the purchase of shares of our common stock have been exchanged or exercised.

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

•

Dealer programs and flooring subsidies — incentives, including rebates and subsidized flooring, we provide to our dealers to drive volume and level dealer purchases throughout the year. If a dealer meets certain volume levels over the course of the year during certain defined periods, the dealer will be entitled to a specified rebate. These rebates change annually and include volume and exclusivity incentives. Dealers who participate in our floor plan financing program may be entitled to have their flooring costs subsidized by us to promote dealer orders in the off-season.

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

Other Expense

Other expense includes interest expense, including related party amounts, legal settlements and change in common stock warrant fair value. Interest expense, including related party amounts, consists of interest charged under our credit facilities, including interest paid to funds affiliated with Wayzata Investment Partners, deferred financing fees, and debt issuance costs written off in connection with the pay down of amounts owed on our credit facilities.

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

We derived the consolidated statement of operations for the fiscal years ended June 30, 2016, 2015 and 2014 and our consolidated balance sheets data as of June 30, 2016 and 2015 from our audited consolidated financial statements and related notes included elsewhere in this Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future.

	For the Years Ended June 30,
	2016	2015	2014
	(Dollars in thousands)
Consolidated statement of operations:

Net sales	$221,600	$214,386	$177,587
Cost of sales	160,521	163,220	139,975
Gross profit	61,079	51,166	37,612
Operating expenses:
Selling and marketing	9,685	8,552	8,837
General and administrative	29,162	18,472	9,960
Amortization of intangible assets	221	222	221
Total operating expenses	39,068	27,246	19,018
Operating income	22,011	23,920	18,594
Other expense (income):
Interest expense	1,280	5,171	7,555
Change in common stock warrant fair value	3,425	6,621	2,526
Other income	(1,212)	—	—
Income before income tax expense	18,518	12,128	8,513
Income tax expense (benefit)	8,308	6,594	(11,414)
Net income	$10,210	$5,534	$19,927
Additional financial and other data:
Unit volume:
MasterCraft	2,742	2,547	2,135
Hydra-Sports	—	45	50
MasterCraft sales	$221,600	$199,907	$163,631
Hydra-Sports sales	$—	$14,479	$13,956
Consolidated sales	$221,600	$214,386	$177,587
Per Unit:
MasterCraft sales	$81	$78	$77
Hydra-Sports sales	$—	$322	$279
Consolidated sales	$81	$83	$81
Gross margin	27.6%	23.9%	21.2%

(1)	We define MasterCraft sales as net sales less net sales associated with Hydra-Sports.

Fiscal 2016 Compared to Fiscal 2015

Net Sales.  Our net sales for fiscal 2016 were $221.6 million, reflecting an increase of $7.2 million, or 3.4%, compared to $214.4 million for fiscal 2015. MasterCraft net sales, which exclude the terminated Hydra-Sports manufacturing contract, increased 10.9%, or $21.7 million to $221.6 million for fiscal 2016 compared to $199.9 million. The increase in net sales was primarily due to an increase in MasterCraft unit volume of 195 units, or 7.7%. Net sales per Mastercraft unit increased by 3.8%, primarily driven by price increases, demand for new models, in particular the X23, X26 and NXT22 and increased adoption of higher content option packages.

Cost of Sales.  Our cost of sales decreased $2.7 million, or 1.7%, to $160.5 million for fiscal 2016 compared to $163.2 million for fiscal 2015 resulting from an increase in unit volume offset by a 7.0% decline in cost per unit. The reduction in cost per unit was primarily a result of lower material costs driven by engineering and manufacturing initiatives to reduce production costs and termination of the Hydra-Sports production. Overhead costs per unit were lower due to operating efficiencies and leverage on fixed costs.

Gross Profit.  For fiscal 2016, our gross profit increased $9.9 million, or 19.3%, to $61.1 million compared to $51.2 million for fiscal 2015. Gross margin increased to 27.6% for fiscal 2016 compared to 23.9% for fiscal 2015. The increase in gross margin resulted primarily from the cost reductions referenced above, increased sales of higher content option packages which increase average margins per unit, lower warranty costs, operating leverage from increased unit sales, and our replacement of lower margin Hydra-Sports production with higher margin MasterCraft production.

Operating Expenses.  Selling and marketing expense increased $1.1 million, or 12.8%, to $9.7 million for fiscal 2016 compared to $8.6 million for fiscal 2015, primarily due to investments in marketing. General and administrative expense increased by $10.7 million, or 57.8%, to $29.2 million for fiscal 2016 compared to $18.5 million for fiscal 2015. This expected increase resulted primarily from $13.7 million of stock-based compensation and increases in costs associated with being a public company partially offset by the elimination of $5.7 million in transaction costs incurred during fiscal 2015 related to our recapitalization activities. Operating expenses, as a percentage of net sales, increased by 4.9 percentage points to 17.6% for fiscal 2016 compared to 12.7% for fiscal 2015 primarily as a result of the increase in general and administrative expenses.

Other Expense (income).  Other expense (income) decreased $8.3 million, or 70.3%, to $4.7 million for fiscal 2016 compared to $11.8 million for fiscal 2015. This decrease was driven by lower interest expense as a result of repaying all of our outstanding borrowings with the proceeds from our initial public offering offset by the interest expense incurred upon entering into a Second Amended and Restated Credit and Guaranty Agreement in May 2016. In connection with the repayment of our outstanding borrowings with the proceeds from our initial public offering, the Company recorded a loss on debt extinguishment of $0.7 million in interest expense for fiscal 2016. Change in common stock warrant fair value decreased $3.2 million to $3.4 million for fiscal 2016 compared to $6.6 million for fiscal 2015. This decrease was a result of all outstanding common stock warrants being exchanged or exercised for shares as of June 30, 2016. We recognized a gain of $1.2 million during fiscal 2016 upon settlement of a litigation matter.

Income Tax Expense (Benefit).  Our income tax expense was $8.3 million for fiscal 2016, reflecting a reported effective tax rate of 44.9%, which differs from the statutory federal income tax rate of 35% primarily due to permanent differences relating to the change in fair value of the common stock warrant. Our income tax expense was $6.6 million for fiscal 2015, reflecting a reported effective tax rate of 54.4%, which also differs from the statutory federal income tax rate of 35% primarily due to permanent differences relating to the change in fair value of the common stock warrant.

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

Operating Expenses.  Selling and marketing expense decreased $0.2 million, or 2.3%, to $8.6 million for fiscal 2015 compared to $8.8 million for fiscal 2014, driven primarily by a decrease in marketing expenditures due to higher spending on digital marketing assets in the prior year, as well as reductions in dealer network training costs. General and administrative expense increased by $8.5 million, or 85.0%, to $18.5 million for fiscal 2015 compared to $10.0 million for fiscal 2014. The increase resulted primarily from $7.1 million of fees and expenses related to the recapitalization activities and our initial public offering, which included $5.7 million in transaction bonuses, as well as higher performance-based variable compensation and healthcare expense. Operating expenses, as a percentage of net sales, increased by 2.0 percentage points to 12.7% for fiscal 2015 compared to 10.7% for fiscal 2014 as a result of the increase in general and administrative expenses.

Other Expense.  Interest expense, including related party amounts decreased $2.4 million, or 31.6%, to $5.2 million for fiscal 2015 compared to $7.6 million for fiscal 2014. This decrease was driven by decreased interest expense due to lower cost of debt as a result of refinancing activity during fiscal 2014. Common stock warrant fair value increased $4.1 million to $6.6 million for fiscal 2015 compared to $2.5 million for fiscal 2014. This increase was a result of an increase to the fair value of the warrants to purchase common stock.

Income Tax Expense (Benefit).  Our income tax expense was $6.6 million for fiscal 2015, reflecting a reported effective tax rate of 54.4%, which differs from the statutory federal income tax rate of 35% primarily due to permanent differences relating to the change in fair value of the common stock warrant. Our income tax benefit was $11.4 million for fiscal 2014, resulting primarily from the reversal of a valuation allowance for deferred tax assets recognized during fiscal 2014.

Non-GAAP Measures

We define EBITDA as earnings before interest expense, income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA further adjusted to eliminate certain non-cash charges and other items that we do not consider to be indicative of our ongoing operations, including change in common stock warrant fair value, fees and expenses related to the our initial public offering, our stock-based compensation and the results of operations of our terminated Hydra-Sports manufacturing contract. We define Adjusted net income as net income (loss) adjusted to eliminate certain non-cash charges and other items that we do not consider to be indicative of our ongoing operations, including change in common stock warrant fair value, fees and expenses related to our initial public offering, our stock-based compensation and the results of operations of our terminated Hydra-Sports manufacturing contract and an adjustment for income tax expense at a normalized annual effective tax rate.  We define Adjusted EBITDA margin as Adjusted EBITDA expressed as a percentage of MasterCraft sales. Adjusted EBITDA, Adjusted net income and Adjusted EBITDA margin are not measures of net (loss) income or operating income as determined under accounting principles generally accepted in the United States, which we refer to as GAAP. Adjusted EBITDA and Adjusted net income are not measures of performance in accordance with GAAP and should not be considered as an alternative to net income (loss) or operating cash flows determined in accordance with GAAP. Additionally, Adjusted EBITDA is not intended to be a measure of cash flow for management’s discretionary use. We believe that the inclusion of EBITDA, Adjusted EBITDA and Adjusted net income is appropriate to provide additional information to investors because securities analysts, noteholders and other investors use these non GAAP financial measures to assess our operating performance across periods on a consistent basis and to evaluate the relative risk of an investment in our securities. We use Adjusted net income to facilitate a comparison of our operating performance on a consistent basis from period to period that, when viewed in combination with our results prepared in accordance with GAAP, provides a more complete understanding of factors and trends affecting our business than GAAP alone measures.  We believe Adjusted net income assists our board of directors, management and investors in comparing our net income on a consistent basis from period to period because it removes non-cash items and items not indicative of our ongoing operations.  Adjusted EBITDA and Adjusted net income have limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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

The following table sets forth a reconciliation of Adjusted EBITDA to net income as determined in accordance with U.S. GAAP for the periods indicated (unaudited):

	Fiscal Years Ended
	2016	2015	2014
	(Dollars in thousands)

Net income	$10,210	$5,534	$19,927
Income tax expense (benefit)(a)	8,308	6,594	(11,414)
Interest expense	1,280	5,171	7,555
Depreciation and amortization	3,444	3,278	2,472
EBITDA	23,242	20,577	18,540
Change in common stock warrant fair value(b)	3,425	6,621	2,526
Transaction expense(c)	479	7,068	—
Litigation charge(d)	1,606	539	—
Litigation settlement(e)	(1,212)	—	—
Hydra-Sports(f)	—	(3,265)	(2,665)
Stock-based compensation	13,687	—	2
Adjusted EBITDA	41,227	31,540	18,403
Adjusted EBITDA Margin(g)	18.6%	15.8%	11.2%

(a)	Fiscal 2014 income tax benefit primarily represents the reversal of a valuation allowance for deferred tax assets.

(b)	Represents non-cash expense related to increases in the fair market value of our common stock warrant.

(c)	Represents fees and expenses related to our initial public offering, payment of a special cash dividend in June 2016 and expenses associated with recapitalization activities completed in March 2015.

(d)	Represents legal and advisory fees for our litigation with Malibu Boats, LLC for fiscal 2016 and settlement of a litigation matter for fiscal 2015.

(e)	Represents receipt of a one-time payment to settle certain litigation matters.

(f)

Represents the operating income attributable to the operations of our Hydra-Sports business and the related manufacturing agreement, adjusted to exclude depreciation and amortization related to Hydra-Sports. We previously divested the Hydra-Sports business in June 2012, but continued to manufacture Hydra-Sports boats for the purchaser of the business pursuant to an agreement that expired on June 30, 2015 (and which was not renewed). This adjustment was calculated by identifying the applicable cost of sales and operating expenses directly attributable to the Hydra-Sports business for such period, excluding any corporate overhead or other shared costs.

(g)	We define Adjusted EBITDA margin as Adjusted EBITDA expressed as a percentage of MasterCraft sales.

The following table sets forth a reconciliation of Adjusted net income to net income as determined in accordance with U.S. GAAP for the periods indicated (unaudited):

	Fiscal Years Ended
	2016	2015	2014
	(Dollars in thousands, except for shares and per share amounts)

Net income	$10,210	$5,534	$19,927
Income tax expense (benefit)(a)	8,308	6,594	(11,414)
Change in common stock warrant fair value(b)	3,425	6,621	2,526
Transaction expense(c)	479	7,068	—
Litigation charge(d)	1,606	539	—
Litigation settlement(e)	(1,212)	—	—
Hydra-Sports(f)	—	(3,265)	(2,665)
Stock-based compensation	13,687	—	2
Adjusted net income before income taxes	36,503	23,091	8,376
Adjusted income tax expense(g)	13,141	8,313	3,015
Adjusted net income	$23,362	$14,778	$5,361

Pro-forma Adjusted net income per common share
Basic	1.28	0.86	0.31
Diluted	1.24	0.79	0.30
Pro-forma weighted average shares used for the computation of:
Basic Adjusted net income per share(h)	18,283,755	17,210,429	17,210,429
Diluted Adjusted net income per share(h)	18,772,373	18,822,858	18,142,423

(a)	Fiscal 2014 income tax benefit primarily represents the reversal of a valuation allowance for deferred tax assets.

(b)	Represents non-cash expense related to increases in the fair market value of our common stock warrant.

(c)	Represents fees and expenses related to our initial public offering, payment of a special cash dividend in June 2016 and expenses associated with recapitalization activities completed in March 2015.

(d)	Represents legal and advisory fees for our litigation with Malibu Boats, LLC for fiscal 2016 and settlement of a litigation matter for fiscal 2015.

(e)	Represents receipt of a one-time payment to settle certain litigation matters.

(f)

Represents the operating income attributable to the operations of our Hydra-Sports business and the related manufacturing agreement, adjusted to exclude depreciation and amortization related to Hydra-Sports. We previously divested the Hydra-Sports business in June 2012, but continued to manufacture Hydra-Sports boats for the purchaser of the business pursuant to an agreement that expired on June 30, 2015 (and which was not renewed). This adjustment was calculated by identifying the applicable cost of sales and operating expenses directly attributable to the Hydra-Sports business for such period, excluding any corporate overhead or other shared costs.

(g)	Reflects income tax expense at an estimated normalized annual effective income tax rate of 36.0% for the periods presented.

(h)

The weighted average shares used for computation of pro-forma basic and diluted earnings per common share gives effect to the 6,071,429 shares sold in our initial public offering, which closed on July 22, 2015, the 894,850 shares of restricted stock granted under the 2015 Incentive Award Plan and the 864,946 shares issued in exchange and exercise of options and common stock warrants less 378,417 shares repurchased having been outstanding over the quarter. The average of the prior quarters is used for computation of the fiscal year ended periods.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance working capital, fund capital expenditures, and service our debt. Our principal source of funds is cash generated from operating activities. As of June 30, 2016, we had borrowing availability of $26.6 million under our Revolving Credit Facility after giving effect to our $0.3 million in outstanding letters of credit. We believe our cash from operations, along with borrowings under our Revolving Credit Facility, will be sufficient to provide for our working capital, capital expenditures, and debt service needs for at least the next 12 months. The following table summarizes the cash flows from operating, investing, and financing activities:

	Fiscal Year Ended
	2016	2015	2014
	(Dollars in thousands)
Total cash provided by (used in):
Operating activities	$30,747	$25,254	$21,914
Investing activities	(3,817)	(3,477)	(2,381)
Financing activities	(28,024)	(33,149)	(15,565)
Net increase (decrease) in cash	$(1,094)	$(11,372)	$3,968

Operating Activities

Our net cash provided by operating activities increased by $5.5 million, or 21.8%, for fiscal 2016 compared to fiscal 2015, to $30.7 million from $25.3 million. This increase was primarily due to higher net income, adjusted for non-cash items, which was driven by our improved operating performance as described above and a decrease in cash payments for interest of $2.3 million, partially offset by a decrease in cash generated from changes in operating assets and liabilities of $0.2 million and an increase in cash payments for income taxes of $9.1 million.

Our net cash provided by operating activities increased by $3.4 million, or 16%, for fiscal 2015 compared to fiscal 2014, to $25.3 million from $21.9 million. This increase was primarily due to higher net income, adjusted for non-cash items, driven by our improved operating performance as described above, partially offset by a decrease in cash generated from changes in operating assets and liabilities of $1.3 million, driven primarily by cash payments of transaction bonuses and other fees and expenses related to the recapitalization activities in March 2015 and our initial public offering.

Investing Activities

Net cash used in investing activities increased $0.3 million, or 9.8%, for fiscal 2016 compared to fiscal 2015. This increase was due to increased capital expenditures driven by increased spending on product development and higher facilities and information technology spending.

Net cash used in investing activities increased $1.1 million, or 46.0%, for fiscal 2015 compared to fiscal 2014. This increase was due to increased capital expenditures driven by increased spending on product development and higher facilities and information technology spending.

Financing Activities

Net cash used in financing activities decreased by $5.1 million, or 15.5%, in fiscal 2016 compared to fiscal 2015. This decrease was due primarily to proceeds obtained from our initial public offering, net of expenses, which were used to payoff existing debt, partially offset by a payment of $79.9 million for a special dividend, that was funded through the proceeds obtained from our Amended Credit Facility and cash on hand, and the repurchase and retirement of $4.3 million in common stock.

Net cash used in financing activities increased by $17.6 million, or 113.0%, in fiscal 2015 compared to fiscal 2014. This increase was due primarily to the March 13, 2015 amendment to our Senior Secured Credit Facility, the proceeds of which were used, along with proceeds from our Revolving Credit Facility and cash on hand, to fund a dividend of $44 million to our common stockholders.

Senior Secured Credit Facility.  In December 2013, we entered into a credit and guaranty agreement (the “Senior Secured Credit Facility”) with Fifth Third Bank. The Senior Secured Credit Facility, among other things, provided an initial Term Loan Facility of $25 million and a Revolving Credit Facility of $10 million.

In November 2014, we entered into a first amendment to the Senior Secured Credit Facility to, among other things, increase the Term Loan Facility to $50 million, repay all amounts outstanding under our Senior Secured PIK Notes due 2014 and extend the maturity date to November 26, 2019.

In March 2015, we amended and restated the Senior Secured Credit Facility to, among other things, increase the Term Loan Facility to $75 million and increase the commitments under the Revolving Credit Facility to $30 million. In July 2015, we repaid all outstanding borrowings under our Term Loan Facility and our Revolving Credit Facility with the proceeds from our initial public offering and the Term Loan Facility was canceled.

In February 2016, we amended our Senior Secured Credit Facility to provide that the Company may make share repurchases in an aggregate amount not to exceed $20 million during the period commencing February 18, 2016 and ending on the last day of the term of the Senior Secured Credit Facility

In May 2016, we entered into a Second Amended and Restated Credit and Guaranty Agreement with Fifth Third Bank. The Amended Credit Agreement replaces our Amended and Restated Credit Agreement from March 2015. The Amended Credit Agreement provides us with an $80 million senior secured credit facility, consisting of a $50 million term loan and a $30 million revolving credit facility. The term loan will mature and all remaining amounts outstanding thereunder will be due and payable on May 26, 2021. We used the proceeds from the term loan, cash on hand and our revolving credit facility to pay a $79.9 million cash dividend to common stockholders in June 2016.

As of June 30, 2016, the current net revolving line of credit availability was $26.6 million.  Our availability under the Revolving Credit Facility was reduced by our outstanding letters of credit of $0.3 million. As of June 30, 2016, we were in compliance with all financial covenants and no event of default had occurred.

Off-Balance Sheet Arrangements

As of June 30, 2016, we did not have any off-balance sheet financings.

Contractual Obligations

As of June 30, 2016, our continuing contractual obligations were as follows:

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(Dollars in thousands)
Long-Term Debt Obligations(1)	$50,000	$5,000	$20,000	$25,000	$—
Interest on Long-Term Debt Obligations(2)	$6,530	$1,750	$4,028	$753	$—
Operating Lease Obligations	$1,116	$434	$670	$11	$—
Purchase Obligations(3)	$3,415	$1,109	$2,306	$—	$—
Total Contractual Obligations	$61,061	$8,292	$27,004	$25,764	$—

(1)	Consists of obligations under our Senior Secured Term Loan due May 2021.

(2)

For purposes of this table, interest has been estimated based on the indebtedness outstanding and the interest rates in effect as of June 30, 2016.  Actual borrowing levels and interest costs may differ.

(3)	Consists of minimum purchase amounts under our engine supply contract required to maintain exclusivity.

Our dealers have arrangements with certain finance companies to provide secured floor plan financing for the purchase of our products. These arrangements indirectly provide liquidity to us by financing dealer purchases of our products, thereby minimizing the use of our working capital in the form of accounts receivable. A majority of our sales are financed under similar arrangements, pursuant to which we receive payment within a few days of shipment of the product. We have agreed to repurchase products repossessed by the finance companies if a dealer defaults on its debt obligations to a finance company and the boat is returned to us, subject to certain limitations. Our financial exposure under these agreements is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. There were no boats repurchased during fiscal year ended June 30, 2016. During fiscal year ended June 30, 2015, we repurchased 9 units under the repurchase obligation agreement with GE Australia.  All of the boats repurchased were re-sold during the fiscal year ended June 30, 2015.  Only one loss has been incurred under these agreements during the periods presented. This loss totaled $75,000. An adverse change in retail sales, however, could require us to repurchase repossessed units upon an event of default by any of our dealers, subject in some cases to an annual limitation. See Note 13 to our audited consolidated financial statements included elsewhere in this Form 10-K for more information related to our obligations under our floor plan financing agreements.

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

We will continue to be an emerging growth company until the earliest to occur of (i) the last day of fiscal year during which we had total annual gross revenues of at least $1 billion (as indexed for inflation), (ii) June 30, 2021, which is the last day of our fiscal year following the fifth anniversary of the date of completion of our initial public offering, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt, or (iv) the date on which we are deemed to be a “large accelerated filer,” as defined under the Exchange Act.

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

In circumstances where we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the fourth quarter, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using the income approach, on a discounted cash flow methodology in the two-step goodwill impairment test. This analysis requires estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted-average cost of capital. The carrying value of our goodwill was $29.6 million as of June 30, 2016 and 2015.

The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results and market conditions. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit. Based on the analysis performed, there was no impairment through June 30, 2016 and 2015. During the year ended June 30, 2013, we early adopted ASU No. 2012- 02, Intangibles — Goodwill and Other (Topic 350): Testing Indefinite Lived Intangible Assets for Impairment, which allows us to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to goodwill impairment testing. These qualitative factors include macroeconomics, adverse changes in legal and regulatory environment, loss of key customer or vendor, change in key management, and adverse changes in business climate. We recorded no impairment related to our indefinite-lived intangible asset through 2016 and 2015, as a result of the qualitative assessment.

Impairment of Other Long-Lived Assets

We periodically evaluate long-lived assets held for use and held for sale, including intangible assets with finite lives which consist of a dealer network, developed technologies, software, and order backlog, whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. Assets are grouped and evaluated for impairment at the lowest level of which there are identifiable cash flows, which is generally at the reporting unit level. Reporting units are reviewed for impairment using factors including, but not limited to, our future operating plans and projected cash flows. We recognize impairment if the sum of the undiscounted future cash flows does not exceed the carrying value of the assets. For impaired assets, we recognize a loss equal to the difference between the net book value of the asset and its estimated fair value. Fair value is based on discounted future cash flows of the asset using a discount rate commensurate with the risk. We did not identify any impairment indicators of such long-lived assets through 2016 and 2015.

Income Taxes

We are subject to income taxes in the United States and the United Kingdom. Our effective tax rates differ from the statutory rates, primarily due to changes in the valuation allowance and non-deductible expenses, as further described in the notes to our consolidated financial statements included in this Form 10-K. Our effective tax rate was 44.9%, 54.4% and -134.1% in the fiscal years ended 2016, 2015 and 2014, respectively.

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

At June 30, 2016 and 2015, our financial performance continued to improve, and our positive book and taxable income continued the trend of utilizing net operating losses generated from fiscal 2010 through 2012.  As of June 30, 2014, we had emerged from a three-year cumulative loss after adjusting historic income for the disposition of the Hydra-Sport division and nonrecurring impairment charges. Furthermore, the improvement in the U.S. economic environment contributed to our improved financial performance and our projections reflected continued income growth. Based on our emergence from a three-year adjusted cumulative loss and forecasted income growth in future years, we determined that a valuation allowance against the majority of our deferred tax assets was no longer required. The release of the valuation allowance in the fourth quarter of fiscal 2014 resulted in a tax benefit of $15.87 million. A valuation allowance continues to be recorded against deferred tax assets in jurisdictions with cumulative three-year losses.

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

Dealers generally have no rights to return unsold boats. From time to time, however, we may accept returns in limited circumstances and at our discretion under our warranty policy, which generally limits returns to instances of manufacturing defects. We estimate the costs that may be incurred under our basic limited warranty and record a liability in the amount of such costs at the time the product revenue is recognized. We may also be obligated, in the event of default by a dealer, to accept returns of unsold boats under our repurchase commitment to floor plan financing providers, which are able to obtain such boats through foreclosure. We accrue estimated losses when a loss, due to the default of one of our dealers, is determined to be probable and the amount of the loss is reasonably estimable. Refer to Note 13 to our audited consolidated financial statements included elsewhere in this Form 10-K for more information related to our repurchase commitment obligations.

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

Repurchase Agreements

In connection with our dealers’ wholesale floor plan financing of boats, we have entered into repurchase agreements with various lending institutions. The repurchase commitment is on an individual unit basis with a term from the date it is financed by the lending institution through payment date by the dealer, generally not exceeding two and a half years. Such agreements are customary in the industry and our exposure to loss under such agreements is limited by the resale value of the inventory which is required to be repurchased. We had no repurchase events during the fiscal year ended June 30, 2016. During fiscal 2015, we repurchased nine boats under the repurchase obligation agreement with GE Australia. We had no repurchases during the fiscal year ended June 30, 2014.

Warrant

On June 30, 2009, we issued the Restructuring Warrant to MCBC Acquisition, LLC to purchase 1,113,900 shares of common stock in connection with the Restructuring Transaction, after giving effect to the 11.139-for-1 stock split consummated on July 22, 2015 in connection with our initial public offering. The initial strike price per share of the Restructuring Warrant was $81.60 per share and this initial purchase price is subject to customary anti-dilution adjustments, including, but not limited to dividends and stock splits. Under the terms of the Restructuring Warrant, the distribution paid to common stockholders on March 13, 2015 resulted in a reduction in the exercise price to $4.27 after giving effect to the 11.139-for-1 stock split consummated on July 22, 2015 in connection with our initial public offering. The Restructuring Warrant would have expired on June 30, 2019 had it not been fully exercised. On June 30, 2015, we received notice that MCBC Acquisition LLC had been dissolved and that the Restructuring Warrant had been distributed pro rata to the equity holders of MCBC Acquisition LLC (the “Warrant Holders”). As of June 3, 2016 all Warrant Holders had exchanged or exercised their warrants for common stock. The Restructuring Warrant is recorded as a liability at fair value, which is determined utilizing an option pricing model. Changes in the estimated fair value of the Restructuring Warrant are separately stated in the consolidated statements of operations.

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

On July 22, 2015, the Company repaid all outstanding borrowings under its $75 million term loan facility and its outstanding borrowings under its $30 million revolving line of credit with the proceeds received from the IPO. The Company carried no outstanding borrowings from July 22, 2015 through May 26, 2016, which is when we entered into a Second Amended and Restated Credit and Guaranty Agreement replaced our Amended and Restated Credit Agreement, dated March 13, 2015. The Amended Credit Agreement provides the Company with an $80 million senior secured credit facility, consisting of a $50 million term loan and a $30 million revolving credit facility. Therefore, the Company had outstanding borrowings for approximately three months during the fiscal year. A hypothetical 1% increase or decrease in interest rates would have resulted in a $0.1 million change to our interest expense for fiscal 2016.

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

As of the end of the period covered by this Form 10-K Annual Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2016.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on such assessment our management has concluded that, as of June 30, 2016, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report from our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit emerging growth companies, which we are, to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

On August 19, 2016, the Company and its wholly-owned subsidiaries, MasterCraft Boat Company, LLC, a Delaware limited liability company (“MasterCraft”), MasterCraft Services, Inc., a Tennessee corporation (“Services”), MCBC Hydra Boats, LLC, a Tennessee limited liability company (“Hydra”), MasterCraft International Sales Administration, Inc., a Delaware corporation (“Sales Administration” and, together with MasterCraft, Services and Hydra, each a “Borrower” and collectively, with the Company, the “Credit Parties”) executed the Amendment No. 1 (the “Amendment”) to the Second Amended and Restated Credit and Guaranty Agreement by and among the Borrowers, the Company, as a guarantor, Fifth Third Bank, as the agent and letter of credit issuer, and the lenders party thereto (the “Credit Agreement”).  The Amendment is effective as of August 19, 2016 and amends the Credit Agreement to provide that LIBOR loans made under the Credit Agreement mature on the last day of each month, as requested by the Company.

The foregoing descriptions of the Amendment is a general description and is qualified in its entirety by reference to the applicable agreement that is included as an Exhibit to this Form 10-K.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item 10 will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 11.EXECUTIVE COMPENSATION

The information required by this Item 11 will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item 14 will be included in the Proxy Statement and is incorporated herein by reference.

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

2. Exhibits

The following documents are filed as a part of this annual report on Form 10-K or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of MCBC Holdings, Inc.	10-K	001-37502	3.1	9/18/15
3.2	Amended and Restated By-laws of MCBC Holdings, Inc.	10-K	001-37502	3.2	9/18/15
4.1	Common stock certificate of MCBC Holdings, Inc.	S-1/A	333-203815	4.1	7/15/15
4.2	Warrant to Purchase Common Stock of MCBC Holdings, Inc. dated June 30, 2009	S-1/A	333-203815	4.2	6/25/15
10.1	Registration Rights Agreement between MCBC Holdings, Inc. and Wayzata Opportunities Fund II, L.P.; Wayzata Opportunities Fund Offshore II, L.P. and Wayzata Recovery Fund, LLC, dated July 22, 2015	10-K	001-37502	10.1	9/18/15
10.2†	MCBC Holdings, Inc. 2010 Equity Incentive Plan	S-1/A	333-203815	10.2	6/25/15
10.3†	MCBC Holdings, Inc. Management Incentive Plan (terminated on February 6, 2015)	S-1/A	333-203815	10.3	7/7/15
10.4†	MCBC Holdings, Inc. 2015 Incentive Award Plan	S-1/A	333-203815	10.4	7/15/15
10.5†	Form of Restricted Stock Award Agreement and Grant Notice under 2015 Incentive Award Plan (employee)	S-1/A	333-203815	10.10	7/1/15
10.6†	Form of Stock Option Agreement and Grant Notice under 2015 Incentive Award Plan (employee)	S-1/A	333-203815	10.12	7/7/15
10.7†	Form of Restricted Stock Award Grant Notice under 2015 Incentive Award Plan (director)	S-1/A	333-203815	10.13	7/7/15
10.8†	Senior Executive Incentive Bonus Plan	10-K	001-37502	10.8	9/18/15
10.9†	Non-Employee Director Compensation Policy	S-1/A	333-203815	10.17	7/1/15
10.10†	Employment Agreement between MasterCraft Boat Company LLC and Timothy M. Oxley, dated October 3, 2007	S-1/A	333-203815	10.5	6/25/15
10.11†	Employment Agreement between MasterCraft Boat Company and Terry McNew, dated July 26, 2012	S-1/A	333-203815	10.6	6/25/15
10.12†	Employment Agreement between MCBC Holdings, Inc. and Terry McNew, effective as of July 1, 2015	S-1/A	333-203815	10.14	7/7/15
10.13†	Employment Agreement between MCBC Holdings, Inc. and Timothy M. Oxley, effective as of July 1, 2015	S-1/A	333-203815	10.15	7/7/15
10.14†	Employment Agreement between MCBC Holdings, Inc. and Shane Chittum, effective as of July 1, 2015	S-1/A	333-203815	10.16	7/7/15
10.15	Amended and Restated Credit and Guaranty Agreement among MasterCraft Boat Company, LLC, MasterCraft Services, Inc., MCBC Hydra Boats LLC, MasterCraft International Sales Administration, Inc. as borrowers and other credit parties, various lenders and Fifth Third Bank as the agent and L/C issuer and lender dated March 13, 2015	S-1/A	333-203815	10.7	6/25/15
10.16	Amended and Restated Security Agreement among MasterCraft Boat Company, LLC, MasterCraft Services, Inc., MCBC Hydra Boats, LLC and MasterCraft International Sales Administration, Inc. and other grantors and Fifth Third Bank as agent, dated March 13, 2015	S-1/A	333-203815	10.8	6/25/15
10.17†	Form of Indemnification Agreement for directors and officers	S-1/A	333-203815	10.9	7/7/15

10.18	Amendment No. 1, dated as of February 18, 2016, to the Amended and Restated Credit and Guaranty Agreement among MasterCraft Boat Company, LLC, MasterCraft Services, Inc., MCBC Hydra Boats LLC, MasterCraft International Sales Administration, Inc. as borrowers and other credit parties, various lenders and Fifth Third Bank as the agent and L/C issuer and lender	8-K	001-37502	10.1	2/9/16
10.19	Second Amended and Restated Credit and Guaranty Agreement, dated May 26, 2016, by and among MasterCraft Boat Company, LLC, MasterCraft Services, Inc., MCBC Hydra Boats LLC, MasterCraft International Sales Administration, Inc. as borrowers and other credit parties, various lenders and Fifth Third Bank as the agent and L/C issuer and lender	8-K	001-37502	10.1	5/27/16
10.20

Amendment No. 1, dated as of August 19, 2016, to the Second Amended and Restated Credit and Guaranty Agreement, dated May 26, 2016, by and among MasterCraft Boat Company, LLC, MasterCraft Services, Inc., MCBC Hydra Boats LLC, MasterCraft International Sales Administration, Inc. as borrowers and other credit parties, various lenders and Fifth Third Bank as the agent and L/C issuer and lender

*
21.1	List of subsidiaries of MCBC Holdings, Inc.					*
23.1	Consent of BDO USA, LLP, independent registered public accounting firm					*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

†Indicates management contract or compensatory plan.

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 8, 2016	MCBC HOLDINGS, INC.

	By:	/s/ TERRY MCNEW
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TERRY MCNEW	President and Chief Executive Officer (Principal Executive Officer) and Director
Terry McNew		September 8, 2016

/s/ TIMOTHY M. OXLEY	Chief Financial Officer (Principal Financial and Accounting Officer), Treasurer and Secretary
Timothy M. Oxley		September 8, 2016

/s/ CHRISTOPHER KEENAN	Director
Christopher Keenan		September 8, 2016

/s/ PATRICK J. HALLORAN	Director
Patrick J. Halloran		September 8, 2016

/s/ JOSEPH DEIGNAN	Director
Joseph Deignan		September 8, 2016

/s/ DONALD C. CAMPION	Director
Donald C. Campion		September 8, 2016

/s/ FREDERICK A. BRIGHTBILL	Director
Frederick A. Brightbill		September 8, 2016

/s/ CHRISTOPHER A. TWOMEY	Director
Christopher A. Twomey		September 8, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

MCBC Holdings, Inc.

Vonore, Tennessee

We have audited the accompanying consolidated balance sheets of MCBC Holdings, Inc. as of June 30, 2016 and 2015, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the three years in the period ended June 30, 2016.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MCBC Holdings, Inc. at June 30, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Memphis, Tennessee

September 8, 2016

MCBC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except share and per share data)

	June 30,
	2016	2015

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$73	$1,167
Accounts receivable — net of allowances of $65 and $92, respectively	2,966	2,653
Income tax receivable	5	—
Inventories — net (Note 4)	13,268	11,541
Prepaid expenses and other current assets (Note 5)	1,780	7,235
Deferred income taxes (Note 2 and 11)	—	6,733
Total current assets	18,092	29,329
Property, plant and equipment — net (Note 6)	13,826	13,233
Intangible assets — net (Note 7)	16,750	16,971
Goodwill	29,593	29,593
Deferred debt issuance costs — net	601	425
Deferred income taxes (Note 2 and 11)	3,501	—
Other	170	125
Total assets	$82,533	$89,676
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$13,112	$14,808
Income tax payable	1,108	224
Accrued expenses and other current liabilities (Note 8)	22,276	21,313
Common stock warrant liability (Note 15)	—	9,147
Current portion of long term debt, net of unamortized debt issuance costs (Note 10)	7,885	18,275
Total current liabilities	44,381	63,767
Long term debt, net of unamortized debt issuance costs (Note 10)	44,342	60,487
Unrecognized tax positions (Note 11)	2,189	519
Deferred income taxes (Note 2 and 11)	—	7,156
Total liabilities	90,912	131,929
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS' DEFICIT:
Common stock, $.01 par value per share — authorized, 100,000,000 shares; issued and outstanding, 18,591,808 shares at June 30, 2016 and 11,139,000 shares at June 30, 2015	186	111
Additional paid-in capital	112,375	8,841
Accumulated deficit	(120,940)	(51,205)
Total stockholders' deficit	(8,379)	(42,253)
Total liabilities and stockholders' deficit	$82,533	$89,676

The notes form an integral part of the consolidated financial statements.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands, except share and per share data)

	For the Years Ended June 30,
	2016	2015	2014

NET SALES	$221,600	$214,386	$177,587
COST OF SALES	160,521	163,220	139,975
GROSS PROFIT	61,079	51,166	37,612
OPERATING EXPENSES:
Selling and marketing	9,685	8,552	8,837
General and administrative	29,162	18,472	9,960
Amortization of intangible assets	221	222	221
Total operating expenses	39,068	27,246	19,018
OPERATING INCOME	22,011	23,920	18,594
OTHER EXPENSE (INCOME):
Interest expense	1,280	5,171	7,555
Change in common stock warrant fair value	3,425	6,621	2,526
Other income	(1,212)	—	—
INCOME BEFORE INCOME TAX EXPENSE	18,518	12,128	8,513
INCOME TAX EXPENSE (BENEFIT)	8,308	6,594	(11,414)
NET INCOME	$10,210	$5,534	$19,927

EARNINGS PER COMMON SHARE:
Basic	$0.57	$0.50	$1.79
Diluted	$0.56	$0.47	$1.78
WEIGHTED AVERAGE SHARES USED FOR COMPUTATION OF:
Basic earnings per share	17,849,319	11,139,000	11,139,000
Diluted earnings per share	18,257,007	11,862,699	11,182,264

The notes form an integral part of the consolidated financial statements.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Dollar amounts in thousands, except share and per share data)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at July 1, 2013	11,139,000	$111	$8,839	$(32,666)	$(23,716)
Stock based compensation (Note 12)	—	—	2	—	2
Net Income	—	—	—	19,927	19,927
Balance at July 1, 2014	11,139,000	111	8,841	(12,739)	(3,787)
Dividends	—	—	—	(44,000)	(44,000)
Net income	—	—	—	5,534	5,534
Balance at June 30, 2015	11,139,000	111	8,841	(51,205)	(42,253)
Sale of common stock in IPO, net of $9,309 in underwriter discounts, commissions and offering expenses	6,071,429	61	81,701	—	81,762
Issuance of shares of common stock warrants and options	864,946	9	12,653	—	12,662
Repurchase and retirement of common stock	(378,417)	(4)	(4,322)	—	(4,326)
Equity-based compensation, net of withholding taxes on equity awards	894,850	9	13,502	—	13,511
Dividends declared				(79,945)	(79,945)
Net income	—	—	—	10,210	10,210
Balance at June 30, 2016	18,591,808	$186	$112,375	$(120,940)	$(8,379)

The notes form an integral part of the consolidated financial statements.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Dollars amounts in thousands, except share and per share data)

	For the Years Ended June 30,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,210	$5,534	$19,927
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,444	3,278	2,472
Inventory obsolescence reserve	359	776	644
Non-cash interest expenses:
Paid in kind interest	—	1,034	5,586
Debt discount accretion	24	127	50
Amortization of deferred financing costs	85	42	61
Stock-based compensation	13,687	—	2
Loss on extinguishment of debt	716	852	—
Change in common stock warrant fair value	3,425	6,621	2,526
Unrecognized tax benefits	1,670	(101)	(149)
Deferred income taxes	(3,923)	6,062	(11,505)
Net provision of doubtful accounts	(27)	(373)	(275)
Gain (loss) on disposal of fixed assets	1	78	(17)
Changes in operating assets and liabilities:
Accounts receivable	(286)	2,126	1,014
Inventories	(2,086)	(632)	(1,013)
Prepaid expenses and other current assets	3,348	(5,667)	(769)
Income tax receivable	(5)	—	30
Other assets	(45)	(45)	331
Accounts payable	(1,697)	1,788	3,595
Income tax payable	884	42	182
Accrued expenses and other current liabilities	963	3,712	(778)
Net cash provided by operating activities	30,747	25,254	21,914

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	—	—	1,023
Proceeds from disposal of assets	—	(10)	17
Purchases of property and equipment	(3,817)	(3,467)	(3,421)
Net cash used in investing activities	(3,817)	(3,477)	(2,381)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	91,071	—	—
Proceeds from issuance of long-term debt	50,000	75,000	25,000
Payment of costs directly associated with the issuance of common stock	(7,202)	—	—
Principal payments on long-term debt	(71,250)	(70,764)	(39,956)
Proceeds from revolving line of credit	9,208	20,188	—
Payments on revolving line of credit	(14,271)	(12,000)	—
Repurchase and retirement of common stock	(4,502)	—	—
Payments of debt discount	(923)	(1,120)	—
Payments of deferred financing costs	(300)	(453)	(609)
Dividends paid	(79,945)	(44,000)	—
Proceeds from exercise of common stock warrant	90	—	—
Net cash used in financing activities	(28,024)	(33,149)	(15,565)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,094)	(11,372)	3,968

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	1,167	12,539	8,571
CASH AND CASH EQUIVALENTS — END OF PERIOD	$73	$1,167	$12,539
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$397	$2,725	$1,767
Cash payments for income taxes	$9,635	$551	(168)
SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES:
Payment of costs directly associated with the issuance of common stock	2,107	—	—
Issuance of shares of common stock warrants and options	$12,572	$—	$—

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

Initial Public Offering — On July 22, 2015, the Company completed the initial public offering of its common stock, in which it issued and sold 6,071,429 shares of common stock (exclusive of 910,714 shares of common stock sold by the selling stockholders pursuant to the exercise of an overallotment option granted to the underwriters in connection with the offering) at a public offering price of $15.00 per share after giving effect to the 11.139-for-1 stock split consummated on July 22, 2015. The aggregate net proceeds received by the Company from our initial public offering were $81,762 after deducting $6,375 for underwriting discounts and commissions and $2,934 for offering expenses paid by the Company of which $827 were paid during the year ended June 30, 2016. These condensed consolidated financial statements give effect retrospectively to the stock split consummated on July 22, 2015. On May 26, 2016, we declared a special dividend of $4.30 per share which was paid on June 10, 2016.

Income Taxes — The Company computes its income taxes in each federal, state, and international jurisdiction in which it operates. This process requires an estimate of its current tax exposure including assessing temporary differences between the accounting and tax treatment of assets and liabilities. The income tax effects of these differences identified as of June 30, 2015 are classified as current or noncurrent deferred tax assets and liabilities on its Consolidated Balance Sheets, and presented as noncurrent deferred tax assets as of June 30, 2016, following the adoption of Accounting Standards Update (“ASU”) No. 2015-17, Income Taxes on a prospective basis during fiscal fourth quarter 2016.

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

Dealers generally have no rights to return unsold boats. Occasionally, the Company may accept returns in limited circumstances and at the Company’s discretion under its warranty policy (Note 8). The Company may be obligated, in the event of default by a dealer, to accept returns of unsold boats under its repurchase commitment to floor financing providers, who are able to obtain such boats through foreclosure. The Company accrues estimated losses when a loss, due to the default of one of its dealers, is determined to be probable and the amount of the loss is reasonably estimable.

Dealer Incentives

The Company provides for various structured dealer rebate and sales promotions incentives, which are most often recognized as a reduction in net sales, at the time of sale to the dealer. Examples of such programs include rebates, seasonal discounts and other allowances. Other rebates may apply to boats already in dealer inventory. These “retail rebates” on boats in the dealer’s inventory are recorded when the rebate is communicated to the dealer. Dealer rebates and sales promotion expenses are estimated based on current programs and historical achievement and/or usage rates. Actual results may differ from these estimates if market conditions dictate the need to enhance or reduce sales promotion and incentive programs or if dealer achievement or other items vary from historical trends. Free floor plan financing incentives are estimated at the time of sale to the dealer based on the expected expense over the term of the free flooring period and are recognized as a reduction in sales. Rebates recorded during the years ended June 30, 2016, 2015, and 2014, were $6,701, $5,152 and $3,946, respectively.

Floor Plan Reimbursement Costs

The Company participates in various programs whereby it agrees to reimburse its dealers for certain floor plan interest costs incurred by such dealers for limited periods of time, ranging up to nine months. Such costs are included as a reduction in net sales in the consolidated statements of operations and totaled $3,472, $2,459 and $2,181 for the years ended June 30, 2016, 2015, and 2014, respectively.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share data and per unit data)

Shipping and Handling Costs — The Company includes shipping and handling costs billed to customers in net sales in the consolidated statements of operations. The Company includes costs incurred to transport product to customers and internal handling costs, which relate to activities to prepare goods for shipment, in cost of sales. For the years ended June 30, 2016, 2015, and 2014, shipping and handling costs billed to customers totaled $4,043, $4,155 and $4,050, respectively, and shipping and handling costs included in cost of sales totaled $3,952, $4,461 and $3,564, respectively.

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

Cash and Cash Equivalents — The Company considers all highly-liquid investments with an original maturity of three months or less to be cash and cash equivalents. The Company’s cash deposits are in financial institutions located in Tennessee and Ohio and may at times exceed federally insured amounts. The Company had no cash equivalents at June 30, 2016 and 2015.

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

The Company is dependent on third-party equipment manufacturers, distributors, and dealers for certain parts and materials utilized in the manufacturing process. In 2016, 2015, and 2014 the Company purchased all engines for its MasterCraft boats under a supply agreement with one vendor. Total purchases to this vendor were $31,232, $29,027 and $24,426 for 2016 2015, and 2014, respectively. Total accounts payable to this vendor were $2,309 and $2,506 as of June 30, 2016 and 2015 respectively. The Company is dependent on the ability of its suppliers to provide products on a timely basis and on favorable pricing terms. The loss of certain principal suppliers or a significant reduction in product availability from principal suppliers could have a material adverse effect on the Company. Business risk insurance is in place to mitigate the business risk associated with sole suppliers for sudden disruptions such as those caused by natural disasters.

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

The Company performed a qualitative assessment of goodwill and other indefinite-lived intangible assets for the years ended June 30, 2016, 2015 and 2014 to determine if it was more likely than not that the fair value of a reporting unit was less than its carrying amount. Based on the Company’s qualitative assessments it was determined that there was no impairment charge related to its intangible assets during the years ended June 30, 2016, 2015 and 2014. These assets are reviewed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Impairment of Long-Lived Assets Other Than Indefinite-Lived Assets — The Company assesses the potential for impairment of its long- lived assets if facts and circumstances, such as declines in sales, earnings, or cash flows or adverse changes in the business climate, suggest that they may be impaired. The Company performs its review by comparing the book value of the assets to the estimated future undiscounted cash flows associated with the assets. If any impairment in the carrying value of its long-lived assets is indicated, the assets would be adjusted to an estimate of fair value. The Company did not evaluate its long-lived assets for impairment as of June 30, 2016 and 2015 as no triggering event occurred.

Income Taxes — Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. The Company records its global tax provision based on the respective tax rules and regulations for the jurisdictions in which it operates.  Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates.

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

In determining the amount of current and deferred tax the Company takes into account the impact of uncertain tax positions and whether additional taxes, interest and penalties may be due. The Company believes that its accruals for tax liabilities are adequate for all open tax years based on its assessment of many factors, including interpretations of tax law and prior experience. This assessment relies on estimates and assumptions and may involve a series of judgments about future events. New information may become available that causes the Company to change its judgment regarding the adequacy of existing tax liabilities; such changes to tax liabilities will have an impact on tax expense in the period that such a determination is made. The income tax effects of the differences we identify are classified as current or long-term deferred tax assets and liabilities in our Consolidated Balance Sheets as of June 30, 2015, and as long-term deferred tax assets and liabilities as of June 30, 2016, following the adoption of ASU No. 2015-17, Income Taxes.

Product Warranties — The Company offers warranties on the sale of certain products for a period of up to five years and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimates of the level of future claims, and are subject to adjustment as actual claims are determined or as changes in the obligations become reasonably estimable. Such costs are included in cost of sales in the consolidated statements of operations. In fiscal 2014, the Company entered into a contract with an insurance company to reimburse warranty claims paid to independent boat dealerships for years two through five of the warranty period. During fiscal 2016, the Company terminated this insurance contract.

Research and Development — Research and development expenditures are expensed as incurred. The amount charged against the years ended June 30, 2016, 2015, and 2014 was $3,508, $3,027 and $2,722, respectively, and is included in operating expenses in the consolidated statements of operations.

Self-Insurance — The Company is self-insured for certain losses relating to product liability claims and employee medical claims. The Company has purchased stop-loss coverage in order to limit its exposure to any significant levels under these plans. Losses are accrued based upon the Company’s estimates of the aggregate liability for self-insured claims incurred using certain actuarial assumptions followed in the insurance industry and the Company’s historical experience.

Deferred Financing Costs — Certain costs incurred to obtain financing are capitalized and amortized over the term of the related debt using the effective interest method. For the years ended June 30, 2016, 2015, and 2014, the Company incurred deferred financing costs of $300, $453 and $609, respectively and recorded amortization of $85, $42 and $61, respectively.

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

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share data and per unit data)

Common Stock Warrant — The Company accounts for its freestanding common stock warrant as a liability until settlement. As of June 3, 2016, all of the common stock warrants were exercised or exchanged. As of June 30, 2015, the outstanding warrant was recorded at fair value and estimated using an option pricing model. Changes in the estimated fair value of the warrant are separately stated in the consolidated statements of operations.

Advertising — Advertising costs are expensed as incurred. The amount charged against operations during the years ended June 30, 2016, 2015, and 2014, was $5,725, $5,521 and $5,255, respectively, and is included in selling and marketing expenses in the consolidated statements of operations.

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

Repurchase Commitments — In connection with its dealers’ wholesale floor-plan financing of boats, the Company has entered into repurchase agreements with various lending institutions. The repurchase commitment is on an individual unit basis with a term from the date it is financed by the lending institution through the payment date by the dealer, generally not exceeding two and a half years. The Company accrues estimated losses for obligations to repurchase inventory repossessed from dealerships by financial institutions when it is probable that a loss has been incurred and the amount of loss is reasonably estimable. The Company has applied these provisions to its floor plan repurchase agreements as disclosed in Notes 8 and 13.

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

New Accounting Pronouncements Issued But Not Yet Adopted

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This guidance identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods with early adoption permitted. The Company is currently evaluating the impact this new guidance is expected to have on its financial position or results of operations and related disclosures.

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

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory.  This ASU changes the measurement principle for inventories valued under the First-In, First-Out (“FIFO”) or weighted-average methods from the lower of cost or market to the lower of cost and net realizable value.  Net realizable value is defined by the FASB as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods with early adoption permitted. The Company is currently evaluating the impact this new guidance is expected to have on its financial position or results of operations and related disclosures.

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

New Accounting Pronouncements Issued and Adopted

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. This ASU will become effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods with early adoption permitted. The Company adopted this guidance on a prospective basis during fiscal fourth quarter 2016.

In April 2015, the FASB issued ASU No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs related to the presentation requirements for debt issuance costs and debt discount and premium. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption of the amendments in ASU 2015-03 is permitted for financial statements that have not been previously issued. The Company adopted this guidance during the current fiscal year.

4.INVENTORIES

Inventories at June 30, 2016 and 2015 consisted of the following:

	2016	2015
Raw materials and supplies	$5,420	$4,709
Work in process	2,196	1,783
Finished goods	5,984	5,529
Obsolescence reserve	(332)	(480)
Total inventories	$13,268	$11,541

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share data and per unit data)

Activity in the obsolescence reserve was as follows for the years ended June 30, 2016 and 2015:

	2016	2015
Beginning balance	$(480)	$(672)
Charged to costs and expenses	(359)	(776)
Disposals	507	968
Ending balance	$(332)	$(480)

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at June 30, 2016 and 2015, consisted of the following:

	2016	2015
Prepaid photo shoot	$650	$624
Insurance	591	513
Trade show deposits	133	107
Warranty Insurance	—	3,012
Deferred IPO costs	—	2,107
Other	406	872
Total prepaid expenses and other current assets	$1,780	$7,235

6.PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment — net at June 30, 2016 and 2015, consisted of the following:

	2016	2015
Land and improvements	$1,125	$1,125
Buildings and improvements	8,371	7,743
Machinery and equipment	17,666	14,717
Furniture and fixtures	1,028	1,028
Construction in progress	1,930	1,693
Total property, plant, and equipment	30,121	26,306
Less accumulated depreciation	(16,295)	(13,073)
Property, plant, and equipment — net	$13,826	$13,233

Depreciation expense for the years ended June 30, 2016, 2015, and 2014 was $3,223, $3,057 and $2,251, respectively.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share data and per unit data)

7.INTANGIBLE ASSETS

As of June 30, 2016 and 2015, details of the Company’s intangible assets other than goodwill were as follows:

	2016
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Dealer network	$1,590	$(840)	$750
Total amortizable intangible assets	1,590	(840)	750
Trade names	16,000	—	16,000
Total intangible assets	$17,590	$(840)	$16,750

	2015
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Dealer network	$1,590	$(733)	$857
Developed technologies for internal use	800	(686)	114
Total amortizable intangible assets	2,390	(1,419)	971
Trade names	16,000	—	16,000
Total intangible assets	$18,390	$(1,419)	$16,971

The amortizable intangible assets reflected in the table above were determined by management to have finite lives. The useful life for the developed technology for internal use was based on review of historical lives of similar products, in conjunction with technology-specific factors and anticipated future trends in the industry. The useful life for the software was based on review of historical lives of similar products, in conjunction with technology-specific factors and anticipated future trends in the software industry and the marine industry. The useful life for the dealer network was based on the average tenure of the dealer group. None of the amortizable intangible assets are expected to have a residual value at the end of their respective useful lives. The intangible assets are amortized on a straight-line basis over the estimated useful lives.

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

Amortization expense for the years ended June 30, 2016, 2015, and 2014, was $221, $222 and $221, respectively. Estimated amortization expense for the five years subsequent to June 30, 2016, is shown in the following table:

Fiscal years ending June 30,
2017	$107
2018	107
2019	107
2020	107
2021	107
and thereafter	215
Total	$750

8.ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at June 30, 2016 and 2015, consisted of the following:

	2016	2015
Warranty	$11,392	$10,228
Self-insurance	809	894
Compensation and related accruals	1,706	2,320
Inventory repurchase contingent obligation	742	923
Interest	1,178	790
Dealer incentives	4,336	3,568
Other	2,113	2,590
Total accrued expenses and other current liabilities	$22,276	$21,313

The following table provides a roll forward of the accrued warranty liability for the years ended June 30, 2016 and 2015:

	2016	2015
Beginning balance	$10,228	$8,033
Provisions	5,461	8,351
Payments made	(4,297)	(6,156)
Ending balance	$11,392	$10,228

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share data and per unit data)

Activity in dealer incentives for the years ended June 30, 2016 and 2015 was as follows:

	2016	2015
Beginning balance	$3,568	$1,996
Provisions	10,759	7,951
Payments made	(9,991)	(6,379)
Ending balance	$4,336	$3,568

9. FAIR VALUE MEASUREMENTS

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

The following summarizes the fair value of the Company's common stock warrant liability according to its fair value hierarchy as of June 30, 2016 and 2015:

2016 Fair Value Measurements Using
	Level 1	Level 2	Level 3
Liability — common stock warrant	$—	$—	$—

	2015 Fair Value Measurements Using
	Level 1	Level 2	Level 3
Liability — common stock warrant	$—	$—	$9,147

The Company classifies the common stock warrant within Level 3 because it was valued using valuation techniques using certain inputs that are unobservable in the market.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share data and per unit data)

The Company had previously issued a common stock warrant for the purchase of 1,113,900 shares of common stock. The strike price was $4.27 per share and is subject to adjustment based on stock splits, stock dividends and certain other events or transactions. The warrant would have expired in June 2019 had it not been fully exercised.

The Company used an option pricing model to estimate the fair value of the warrant as of June 30, 2015. Key inputs used in valuing the Company’s warrant include the Company’s common stock price (estimated using a combination of the income and market approach), the Company’s common stock price volatility, risk-free interest rate, and exercise price of the warrant. The estimated expected volatility was based on the volatility of common stock of a group of comparable, publicly traded companies.

As of June 3, 2016 all holders of the common stock warrants had exchanged or exercised their warrants for common stock. This resulted in a decrease in the warrant liability during fiscal year end June 30, 2016.  The Company had classified the warrant as a liability and recorded it at the estimated fair value at each reporting date.

The following table shows the reconciliation from the beginning to the ending balance for the Company’s common stock warrant liability measured at fair value on a recurring basis using significant unobservable inputs (i.e., Level 3):

	2016	2015
Beginning balance	$9,147	$2,526
Issuance of shares for common stock warrant	(12,572)	—
Change in common stock warrant fair value	3,425	6,621
Ending balance	$—	$9,147

The Company estimated the common stock warrant using an option pricing model with the following assumptions at June 30, 2015.

2015
Expected term (in years)	0.50
Risk-free rate	0.11%
Expected volatility	52.95%
Dividend rate	—%

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share data and per unit data)

10. LONG-TERM DEBT

Long-term debt outstanding at June 30, 2016 and 2015 is as follows:

	2016	2015
Revolving credit facility	$3,126	$8,189
Senior secured term notes	50,000	70,573
Debt discount on term loan	(899)	—
Total debt	52,227	78,762
Less current portion of long-term debt	8,126	18,275
Less current portion of debt discount	(241)	—
Long-term debt — less current portion	$44,342	$60,487

In December 2013, certain of the Company’s subsidiaries entered into a credit and guaranty agreement with Fifth Third Bank, as the agent and letter of credit issuer, SunTrust Bank as the syndication agent and the other lenders party thereto, the (“Senior Secured Credit Facility”). The Senior Secured Credit Facility provided, among other things, for (i) an initial term loan commitment of $25,000; and (ii) a revolving loan commitment of $10,000.  In November 2014, the Company entered into a first amendment to the Senior Secured Credit Facility to, among other things, increase the Term Loan Facility to $50,000, repay all amounts outstanding under our Senior Secured PIK Notes due 2014 with the additional borrowings under our Term Loan Facility and extend the maturity date to November 26, 2019.  In March 2015, the Company entered into an Amended and Restated Credit and Guaranty Agreement (the “Amended and Restated Credit and Guaranty Agreement”) which increased the term loan commitment from $50,000 to $75,000 and increased the revolving loan to $30,000. The Company initially borrowed $20,000 on the revolving loan and repaid $10,000 during March 2015. The Company used $44,000 of the proceeds to pay a cash dividend to common stockholders in March 2015.  The dividend per basic and diluted common share was $3.95 and $3.71, respectively.

In July 2015, the Company repaid all outstanding borrowings under its $75,000 term loan facility and its outstanding borrowings under its $30,000 revolving line of credit with the proceeds received from the IPO. The Company recorded a loss on debt extinguishment of $716, consisting of a charge of $676 to extinguish the debt discount and $40 in unamortized deferred financing costs incurred under its $75,000 term loan facility.  In February 2016, the Company amended its Senior Secured Credit Facility to provide that the Company may repurchase shares in an aggregate amount not to exceed $20,000.

In May 2016, the Company entered into a Second Amended and Restated Credit and Guaranty Agreement with Fifth Third Bank, as the agent and letter of credit issuer, and the lenders party thereto (the “Amended Credit Agreement”). The Amended Credit Agreement replaces the Company’s Amended and Restated Credit Agreement, dated March 13, 2015 (as amended in February 2016. The Amended Credit Agreement provides the Company with an $80,000 senior secured credit facility, consisting of a $50,000 term loan (the “Term Loan”) and a $30,000 revolving credit facility (the “Revolving Credit Facility”). The Amended Credit Agreement bears interest, at the Company’s option, at either the prime rate plus an applicable margin ranging from 0.75% to 1.50% or at an adjusted London Interbank Offered Rate (“LIBOR”) plus an applicable margin ranging from 2.75% to 3.50%, in each case based on the Company’s senior leverage ratio. Based on the Company’s current senior leverage ratio, the applicable margin for loans accruing interest at the prime rate is 1.00% and the applicable margin for loans accruing interest at LIBOR is 3.00%. The Amended Credit Agreement is secured by a first-

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share data and per unit data)

priority security interest in substantially all of the Company’s assets. Obligations under the Amended Credit Agreement are guaranteed by the Company and each of its domestic subsidiaries.

The Amended Credit Agreement contains a number of covenants that, among other things, restrict the Company’s ability to, subject to specified exceptions, incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve; engage in businesses that are not in a related line of business; make loans, advances or guarantees; pay dividends or make other distributions; engage in transactions with affiliates; and make investments. The Company is also required to maintain a specified consolidated fixed charge coverage ratio and a specified total leverage ratio. The Amended Credit Agreement includes customary events of default, including, but not limited to, payment defaults, covenant defaults, breaches of representations and warranties, cross-defaults to certain indebtedness, certain events of bankruptcy and insolvency, defaults under any security documents, and a change of control. The Term Loan will mature and all remaining amounts outstanding thereunder will be due and payable on May 26, 2021. The Company used the proceeds to pay a $79,945 cash dividend to common stockholders in June 2016.  The cash dividend payment per share was $4.30 based on shares outstanding as of June 6, 2016.

As of June 30, 2016 and 2015, the Company had borrowings of $3,126 and $8,189, respectively, outstanding on its revolving loans and net availability of $26,627 and $20,636, respectively.  Our availability was reduced by our outstanding letters of credit. There were specified letters of credit outstanding of $250 and $1,175 at June 30, 2016 and June 30, 2015, respectively. As of June 30, 2016 and 2015, the effective interest rate on borrowings outstanding were 3.559% and 4.195%, respectively. As of June 30, 2016 the Company was in compliance with all of its debt covenants under its line of credit.

Long-term debt maturities for the Term Loan subsequent to June 30, 2016 are as follows:

Fiscal years ending June 30,
2017	$5,000
2018	5,000
2019	7,500
2020	7,500
2021	25,000
Total	$50,000

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share data and per unit data)

11. INCOME TAXES

Earnings from continuing operations before income taxes and equity by jurisdiction were all in the United States except for income of $53 and a loss of $128 in 2016 and 2015, respectively.

For the years ended June 30, the components of the provision for income taxes are as follows:

	For the Years Ended June 30,
	2016	2015	2014
Current income tax expense:
Federal	$10,530	$436	$3,467
State and other	2,020	96	304
Benefit of operating loss carryforwards	(319)	—	(3,680)
Total current tax expense	12,231	532	91
Deferred tax benefit:
Federal	(3,583)	5,636	(10,639)
State and other	(340)	426	(866)
Total deferred tax benefit	(3,923)	6,062	(11,505)
Income tax expense (benefit)	$8,308	$6,594	$(11,414)

During the year ended June 30, 2016, the valuation allowance increased by $12.  The valuation allowance increased by $36 during the year ended June 30, 2015.  The valuation allowance decreased by $15,570 during the year ended June 30, 2014. During the fiscal year ended June 30, 2014, the Company determined it was more likely than not that the majority of the deferred tax assets will be realized due to improved financial performance and management’s expectations regarding future financial performance.

The difference between the statutory and the effective federal tax rate for the periods below is attributable to the following:

	For the Years Ended June, 30
	2016	2015	2014
Statutory income tax rate	35.00%	34.00%	34.00%
State taxes (net of federal income tax benefit and valuation allowance)	0.41	2.73	(8.65)
Valuation allowance	0.06	0.30	(166.86)
Tax credits	(2.82)	—	—
Other	(0.21)	(2.95)	(0.69)
Uncertain tax positions	6.06	(0.55)	(2.47)
Permanent differences	6.36	20.84	10.59
Effective income tax rate	44.86%	54.37%	(134.08)%

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share data and per unit data)

As of June 30, 2016 and 2015, a summary of the significant components of the Company’s deferred tax assets and liabilities was as follows:

	2016	2015
Deferred tax assets:
Warranty reserves	$4,301	$4,271
Repurchase agreements	280	338
Other reserves	998	1,043
Non-Deductible transaction fees	—	260
Unrecognized tax benefits	719	175
Stock Compensation	4,527	92
Federal net operating loss	—	553
State net operating loss	130	130
Foreign net operating loss	117	106
Valuation allowance	(247)	(235)
Total deferred tax assets	10,825	6,733
Deferred tax liabilities:
Depreciation	(907)	(837)
Intangible asset basis difference	(6,406)	(6,311)
Other	(11)	(8)
Total deferred tax liabilities	(7,324)	(7,156)
Net deferred tax assets (liabilities)	$3,501	$(423)

Deferred tax assets and liabilities are classified as current and noncurrent amounts in the accompanying consolidated balance sheets according to the classification of the related asset and liability. The Company adopted ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes during the fiscal fourth quarter 2016 and under this guidance all deferred tax assets and liabilities, along with any related valuation allowance, as of June 30, 2016 were classified as noncurrent on the balance sheet.

	2016	2015
Current deferred tax asset	$—	$6,733
Noncurrent deferred tax assets	3,501	—
Noncurrent deferred tax liabilities	—	(7,156)
Net deferred tax assets (liabilities)	$3,501	$(423)

The Company has state net operating loss carryforwards of $3,013. However, the Company determined that it is more likely than not that the benefit from these state NOL carryforwards will not be realized.  In recognition of this risk, MCBC has provided a full valuation allowance of $3,013 on the deferred tax assets relating to these state NOL carryforwards.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding accrued amounts for interest and penalties, is as follows:

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share data and per unit data)

	2016	2015
Balance at July 1	$328	$370
Additions based on tax positions related to the current year	623	54
Additions for tax positions of prior years	1,143	(96)
Reductions for tax positions of prior years	(40)	—
Balance at June 30	$2,054	$328

Of this total, $667 and $344 as of June 30, 2016 and 2015, respectively represent the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The total amount of interest and penalties recorded in the consolidated statements of operations for the years ended June 30, 2016, and 2015 were a benefit of $57 and $59, respectively. The amounts accrued for interest and penalties at June 30, 2016 and 2015 were $135 and $192 respectively.

The Company and its subsidiaries are subject to US federal income tax, as well as various other income state taxes and foreign income taxes. The Company is no longer subject to examination by taxing authorities for years before June 30, 2010. The Company expects the total amount of unrecognized benefits to increase by approximately $317 in the next twelve months.

12.STOCK-BASED COMPENSATION

During fiscal year ended June 30, 2015 the Company adopted the Amended and Restated MCBC Holdings, Inc. 2015 Incentive Award Plan (“2015 Plan”) in order to facilitate the grant of cash and equity incentives to non-employee directors, employees, and consultants of the Company and certain of its affiliates and to enable the Company and certain of its affiliates to obtain and retain the services of these individuals, which is essential to our long-term success. In July 2015, the Board amended and restated the Company's 2015 Plan which became effective just prior to the closing of the Company’s initial public offering to increase the shares available for issuance under the 2015 Plan from 1,518,958 shares to 2,458,633 shares. The Plan provides for the grant of stock options, including incentive stock options, or ISOs, and nonqualified stock options, or NSOs, restricted stock, dividend equivalents, stock payments, restricted stock units, or RSUs, deferred stock, deferred stock units, performance awards, SARs, and cash awards.  The Company does not intend to grant any additional awards under its prior 2010 Equity Plan.  As of June 30, 2016, there were 1,803,226 shares available for issuance under the 2015 Plan. All outstanding awards granted under the Company’s 2010 Equity Incentive Plan have vested and were issued during the fiscal year ended June 30, 2016. The Company does not intend to grant additional awards under the 2010 Equity Plan.

In May 2015, the Company granted to certain employees 841,585 shares of restricted stock under the 2015 Plan. For accounting purposes, the vesting conditions were not probable at the time of the grant. Upon completion of the IPO, the vesting conditions had been met at which time the restricted shares had a per share fair value of $15.00, which was the initial public offering price. The award included performance conditions that were based on either an initial public offering or a change in control and until consummation of the event it was not considered probable for accounting purposes.  In July 2015, the Company granted 47,146 shares of restricted stock under the 2015 Plan to certain non-employee directors at a per share fair value of $15.66, which was the closing price of the stock on July 24, 2015. For these restricted stock awards, the Company recognized stock-based compensation through the vesting date on a straight-line basis over 181 days from the Company’s initial public offering date. In April 2016, the Company granted 6,140 shares of restricted stock under the 2015 Plan to certain non-employee directors at a per share fair value of $13.41, which was the closing price of the stock on April 2, 2016. For these restricted stock awards, the Company recognized stock-based compensation through the

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share data and per unit data)

vesting date of June 30, 2016. During the fiscal year ended June 30, 2016, the Company recognized $13,444 in stock-based compensation from these restricted stock awards.

In July 2015, the Company granted 137,786 NSOs to certain employees at an option price equal to the $15.00 per share of the Company’s common stock, which was the initial public offering price, which will vest in 25% increments annually on each of the first four anniversaries of the grant date. During the fiscal year ended June 30, 2016, there were 15,146 stock options forfeited. The Company recognized $243 from these NSOs in stock-based compensation during the fiscal year ended June 30, 2016.  We estimated the grant date fair value of stock options using the Black-Scholes pricing model assuming a risk-free interest rate of 1.93%, an expected term of 6.25 years, no dividend yield and a volatility rate of 56.7%. The Company determined that it does not have sufficient information on which to base a reasonable and supportable estimate of expected volatility of its share price, because they have limited or no active stock transactions with third parties. Therefore, the Company has selected to use the calculated value method. Under this method, the Company used comparable public companies to estimate expected volatility. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. There was no stock-based compensation recognized for the fiscal year ended June 30, 2015.

A summary of option activity for the year ending June 30, 2016 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Yrs.)	Value
Outstanding at beginning of year	86,985	$4.03	4.7	$9.57
Granted	137,786	$15.00	10.0	$—
Exercised	(86,985)	$4.03	—	$11.73
Forfeited or expired	(15,146)	$15.00	—	$—
Outstanding at end of year	122,640	$10.70	9.1	$0.35
Fully vested and exercisable at end of year	—	$—	—	$—

Pursuant to the terms of the 2015 Plan, the exercise price of options were reduced by $4.30, the amount of the special cash dividend paid on June 10, 2016, from an exercise price of $15.00 to an exercise price of $10.70. The other terms of the options remain unchanged.

13. COMMITMENTS AND CONTINGENCIES

The Company leases equipment and warehouse space under operating lease agreements expiring through 2020. Rental expense was $390, $262, and $293 during the years ended June 30, 2016, 2015, and 2014, respectively. Future minimum rental payments under all non-cancelable operating leases with remaining lease terms in excess of one year at June 30, 2016, are as follows:

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share data and per unit data)

Fiscal years ending June 30,
2017	$434
2018	408
2019	227
2020	36
2021	10
and thereafter	1
Total	$1,116

Under certain conditions, the Company is obligated to repurchase new inventory repossessed from dealerships by financial institutions that provide credit to boat dealerships. Under the terms of these “Repurchase Agreements,” the Company is obligated to repurchase inventory repossessed by these financial institutions for a period ranging from 18 months to 30 months from the date of the original sale of the products to the respective dealers. Repossession of products by the financial institutions normally occurs when a dealer goes out of business or defaults with a lender. The maximum obligation of the Company under such floor plan agreements aggregated approximately $88,810 and $64,061 as of June 30, 2016 and 2015, respectively. The Company repurchased 9 units for the year ended June 30, 2015 under the repurchase obligation agreement with GE Australia.  All of the boats repurchased were re-sold during the year ended June 30, 2015.  No units were repurchased for the year ended 2016. The Company recorded a liability of $742 and $923 as of June 30, 2016 and 2015, respectively, after giving effect to proceeds anticipated to be received from the resale of those products to alternative dealers, and taking into consideration the credit quality of the dealers.

The Company is engaged in an exclusive contract with Ilmor Marine to provide engines for its MasterCraft boats. This contract makes Ilmor Marine the only supplier to MasterCraft for in-board engines expiring June 30, 2019. The Company is obligated to purchase a minimum number of engines during each model year and penalties can be assessed if the Company does not meet the purchase requirements. The Company did not incur any penalties related to engine purchase shortfalls for the years ended June 30, 2016 and 2015, respectively. Estimated purchases under the agreement range from approximately $26,000 to $29,000 for each of the years ending June 30, 2017 thru 2019.

Future minimum purchase commitments for the remainder of the exclusive supply agreement are as follows:

Fiscal years ending June 30,
2017	$1,109
2018	1,153
2019	1,153
Total	$3,415

The Company is involved in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Legal Contingencies

In June 2015, Malibu Boats, LLC (“Malibu”) filed a complaint in the United States District Court for the Eastern District of Tennessee alleging that the Company’s Gen 2 Surf System and NXT Surf System infringe a Malibu patent relating to Malibu’s wake surf technology. The complaint seeks trebled damages in an unspecified amount, attorneys’ fees and an injunction against future infringement. In August 2015, the Company filed a motion with the court for summary judgment

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share data and per unit data)

of noninfringement. In February 2016, the court denied the Company’s summary judgment motion without prejudice to refiling after the court interprets the patent claims. Malibu filed another complaint alleging that the Company’s Gen 2 and NXT Surf Systems infringe another patent in February 2016.  As with the previous complaint, Malibu is seeking damages and an injunction.  In March 2016, the Company filed a motion to dismiss part of Malibu’s complaint, specifically, Malibu’s claim that the Company’s alleged infringement has been willful. Malibu filed an opposition to the motion to dismiss in March 2016, the Company filed a reply in April 2016 and a tentative trial date has been set for May 2017.  The parties are awaiting a decision from the court on the Company’s motion to dismiss. The Company does not believe that Malibu’s claims have merit and we intend to defend against these claims vigorously. The Company currently cannot assess the probability of losses, or reasonably estimate the range of losses, related to this matter.

14. RELATED PARTY

The Company had a former officer of a subsidiary who was also the owner of a dealership and a customer. This dealership purchased boats from the Company and participated in marketing and other sales events jointly with the Company. These transactions resulted in receivables from the dealership, sales and related costs of the boats sold, as well as payables and other charges. In addition this related party received a management fee and other administrative fees for assistance in managing international boat sales. The schedule below identifies balances included in the consolidated balance sheets and statements of operations at June 30, 2016, 2015 and 2014.

	2016	2015	2014
Sales	$—	$—	$160
Cost of sales	—	—	111
Management fee	—	—	200
Accounts payable/accrued liabilities	—	—	181
Sales, marketing and office expenses	—	—	1,585
Interest expense (Wayzata entities — Note 10)	—	1,639	6,853

15. COMMON STOCK AND COMMON STOCK WARRANT

As of June 30, 2016, the Company has authorized 100,000,000 shares of common stock, par value of $0.01 per share. Holders of common stock are each entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders are entitled to receive dividends when and if declared by the board of directors. In the event of liquidation, dissolution, or winding up, holders of common stock are entitled to receive a pro rata share of remaining assets available for distribution.

On June 30, 2009, the Company issued a common stock warrant for the purchase of 1,113,900 common. The strike price was $4.27 per share and was to be adjusted based on the stock splits, stock dividends and certain other events or transactions. The warrant expired in June 2019 if not exercised. As of June 30, 2015, the Company classified the warrant as a liability and recorded the liability at the estimated fair value of $9,147. As of June 30, 2016 all of the common stock warrants had been exercised or exchanged

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share data and per unit data)

16. EARNINGS PER SHARE

The factors used in the earnings per share computation are as follows:

	2016	2015	2014
Net income	$10,210	$5,534	$19,927
Weighted average common shares — basic	17,849,319	11,139,000	11,139,000
Dilutive effect of assumed exercises of stock options	50,775	57,126	43,264
Dilutive effect of assumed restricted share awards	268,853	—	—
Dilutive effect of assumed exercises of common stock warrant	88,060	666,573	—
Weighted average outstanding shares — diluted	18,257,007	11,862,699	11,182,264
Basic earnings per share	$0.57	$0.50	$1.79
Diluted earnings per share	$0.56	$0.47	$1.78

For the year ended June 30 2016, stock options for 124,020 shares of common stock were not considered in computing diluted earnings per share because they were anti-dilutive. There were no anti-dilutive options or warrant shares excluded from the dilutive shares outstanding for the year ended June 30, 2015.  For the year ended June 30, 2014, stock options for 54,492 shares of common stock were not considered in computing diluted earnings per share because they were anti-dilutive and a common stock warrant for 1,113,900 shares was not considered in computing diluted earnings per share 2014 because they were anti-dilutive.

17. SEGMENT INFORMATION

The Company designs, manufactures, and markets recreational performance boats and previously had two operating and reportable segments: MasterCraft and Hydra-Sports. The Company’s segments are defined by management’s reporting structure, product brands, and distribution channels. The MasterCraft product brand consists of recreational performance boats primarily used for water skiing, wakeboarding and wake surfing, and general recreational boating. The Company distributes the MasterCraft product brand through its dealer network. The Company manufactures Hydra-Sports recreational fishing boats under a contract manufacturing agreement with Hydra-Sports Custom Boats, LLC, an unrelated third party. All sales related to the Hydra-Sports brand are to the unrelated third party. The Company’s chief operating decision maker (“CODM”) regularly reviews the operating performance of each product brand including measures of performance based on income from operations. The Company considers each of the product brands to be an operating segment and has further concluded that presenting disaggregated information of these two operating segments provides meaningful information as certain economic characteristics are dissimilar as well as the characteristics of the customer base served.

On June 30, 2012, the Company sold the trade name, tooling, certain machinery, and finished goods of its Hydra-Sports business to Hydra-Sports Custom Boats, LLC, an unaffiliated third party. The Company concurrently entered into an agreement with the purchaser to contract manufacture a specified number of Hydra-Sports models annually at established prices, using certain of the tooling and machinery assets sold to Hydra-Sports Custom Boats, LLC which remained in use by the Company at the Company’s manufacturing facility for the duration of the manufacturing contract. This manufacturing agreement expired on June 30, 2015 and the Company did not renew it.  The Company determined that this will not have a major effect on its operations and financial results and decided to early adopt FASB issued ASU

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share data and per unit data)

2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity."

Sales outside of North America accounted for 8.6%, 10.1%, and 14.6% of net sales of the MasterCraft segment for the years ended June 30, 2016, 2015, and 2014, respectively. The Company has no significant assets, concentration of sales to individual dealers or countries outside of North America during the years ended June 30, 2016 and 2015. All sales for fiscal years ended June 30, 2015 and 2014 in the Hydra-Sports segment were domestic.

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

For the year ended June 30, 2016, the operating information for the reportable segments is shown as follows:

	MasterCraft	Hydra-Sports	Consolidated
Net sales	$221,600	$—	$221,600
Cost of sales	160,521	—	160,521
Operating income	22,011	—	22,011
Depreciation and amortization	3,444	—	3,444

For the year ended June 30, 2015, the operating information for the reportable segments is shown as follows:

	MasterCraft	Hydra-Sports	Consolidated
Net sales	$199,907	$14,479	$214,386
Cost of sales	150,622	12,598	163,220
Operating income	21,695	2,225	23,920
Depreciation and amortization	3,169	109	3,278

For the year ended June 30, 2014, the operating information for the reportable segments is shown as follows:

	MasterCraft	Hydra-Sports	Consolidated
Net sales	$163,631	$13,956	$177,587
Cost of sales	127,657	12,318	139,975
Operating income	16,971	1,623	18,594
Depreciation and amortization	2,340	132	2,472

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share data and per unit data)

18. QUARTERLY FINANCIAL REPORTING (UNAUDITED)

The following table sets forth summary quarterly financial information for the years ended June 30, 2016 and 2015.

	June 30	March 27	December 27	September 27
	2016	2016	2015	2015

Net sales	$53,386	$57,030	$55,203	$55,981
Gross profit	14,033	15,842	15,365	15,839
Operating income	7,698	7,513	2,780	4,020
Net income	$4,769	$4,894	$1,870	$(1,323)
Basic earnings per common share	$0.27	$0.26	$0.10	$(0.08)
Diluted earnings per common share	$0.26	$0.26	$0.10	$(0.08)
Weighted average shares used for computation of:(1)
Basic earnings per common share	17,849,319	18,574,887	17,998,796	16,263,793
Diluted earnings per common share	18,257,007	18,779,557	18,606,884	16,263,793

	June 30	March 29	December 28	September 28
	2015	2015	2014	2014

Net sales	$54,853	$54,282	$52,827	$52,424
Gross profit	12,802	12,887	12,696	12,781
Operating income	6,792	1,088	8,013	8,027
Net income	$2,537	$105	$1,474	$1,418
Basic earnings per common share	$0.23	$0.01	$0.13	$0.13
Diluted earnings per common share	$0.21	$0.01	$0.13	$0.12
Weighted average shares used for computation of:(1)
Basic earnings per common share	11,139,000	11,139,000	11,139,000	11,139,000
Diluted earnings per common share	11,954,984	11,995,366	11,642,716	11,495,079

(1)

The weighted average shares used for computation of basic and diluted earnings per common share gives effect to the 11.139-for-1stock split consummated on July 22, 2015 in connection with the Company’s initial public offering and excludes the 6,071,429 shares sold in the offering.

19. SUBSEQUENT EVENTS

The Company has completed an evaluation of all subsequent events after the balance sheet date of June 30, 2016 through the date these consolidated financial statements were issued. Effective August 30, 2016, the Company entered into a interest rate cap agreement with its existing lender to cap its LIBOR rate at 1% for one-half the balance of its outstanding Term Loan. On August 19, 2016, the Company executed the Amendment No. 1 (the “Amendment”) to the Second Amended and Restated Credit and Guaranty Agreement.  The Amendment is effective as of August 19, 2016 and amends the Credit Agreement to provide that LIBOR loans made under the Credit Agreement mature on the last day of each month, as requested by the Company.