Form 10-Q
period 2016-10-02
MCBC Holdings, Inc.
filed 2016-11-10
CIK 1638290

.

0

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 2, 2016

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

☐     Yes          ☑     No

As of November 7, 2016, there were 18,630,969 shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding.

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

our ability to continue our operating momentum, capture additional market share and deliver continued growth; expectations regarding driving margin expansion, sales increases and organic growth; our fiscal 2016 outlook and key growth initiatives; and our anticipated financial performance for fiscal 2017. Forward-looking statements involve estimates and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements.

The forward-looking statements contained in this quarterly report on Form 10-Q are based on assumptions that we have made in light of our industry experience and our perceptions of historical trends, current conditions, expected future developments and other important factors we believe are appropriate under the circumstances. As you read and consider this quarterly report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many important factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance anticipated in the forward-looking statements, including but not limited to the following: general economic conditions, demand for our products, changes in consumer preferences, competition within our industry, our reliance on our network of independent dealers, our ability to manage our manufacturing levels and our large fixed cost base, the successful introduction of our new products, and the other important factors described under the caption "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016, filed with the Securities and Exchange Commission (the “SEC”) on September 9, 2016. Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual operating and financial performance may vary in material respects from the performance projected in these forward-looking statements.

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

MCBC HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)

	Three Months Ended
	October 2, 2016	September 27, 2015

NET SALES	$60,689	$55,981
COST OF SALES	42,880	40,142
GROSS PROFIT	17,809	15,839
OPERATING EXPENSES:
Selling and marketing	2,054	2,477
General and administrative	4,093	9,287
Amortization of intangible assets	27	55
Total operating expenses	6,174	11,819
OPERATING INCOME	11,635	4,020
OTHER EXPENSE:
Interest expense	611	964
Change in common stock warrant fair value	—	3,346
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	11,024	(290)
INCOME TAX EXPENSE	4,041	1,033
NET INCOME (LOSS)	$6,983	$(1,323)

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$0.38	$(0.08)
Diluted	$0.38	$(0.08)
WEIGHTED AVERAGE SHARES USED FOR COMPUTATION OF:
Basic earnings (loss) per share	18,591,808	16,263,793
Diluted earnings (loss) per share	18,592,603	16,263,793

The notes form an integral part of the condensed consolidated financial statements.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	October 2,	June 30,
	2016	2016

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$212	$73
Accounts receivable — net of allowances of $93 and $65, respectively	4,943	2,966
Income tax receivable	253	5
Inventories	12,596	13,268
Prepaid expenses and other current assets	2,678	1,780
Total current assets	20,682	18,092
Property, plant and equipment — net	13,511	13,826
Intangible assets — net	16,723	16,750
Goodwill	29,593	29,593
Deferred debt issuance costs — net	571	601
Deferred income taxes	2,271	3,501
Other	170	170
Total assets	$83,521	$82,533
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$12,993	$13,112
Income tax payable	248	1,108
Accrued expenses and other current liabilities	21,592	22,276
Current portion of long term debt, net of unamortized debt issuance costs	4,766	7,885
Total current liabilities	39,599	44,381
Long term debt, net of unamortized debt issuance costs	43,149	44,342
Unrecognized tax positions	2,304	2,189
Total liabilities	85,052	90,912
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
Common stock, $.01 par value per share — authorized, 100,000,000 shares; issued and outstanding, 18,630,969 shares at October 2, 2016 and 18,591,808 shares at June 30, 2016	186	186
Additional paid-in capital	112,240	112,375
Accumulated deficit	(113,957)	(120,940)
Total stockholders' deficit	(1,531)	(8,379)
Total liabilities and stockholders' deficit	$83,521	$82,533

The notes form an integral part of the condensed consolidated financial statements.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Dollars in thousands, except share and per share data)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2016	18,591,808	186	112,375	(120,940)	(8,379)
Equity-based compensation activity	39,161	—	119	—	119
Offering costs	—	—	(254)	—	(254)
Net income	—	—	—	6,983	6,983
Balance at October 2, 2016	18,630,969	$186	$112,240	$(113,957)	$(1,531)

The notes form an integral part of the condensed consolidated financial statements.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Dollars in thousands, except share per share data)

	Three Months Ended
	October 2, 2016	September 27, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,983	$(1,323)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	797	825
Inventory obsolescence reserve	210	141
Deferred financing costs	94	15
Stock-based compensation	119	5,425
Loss on extinguishment of debt	—	716
Change in common stock warrant fair value	—	3,346
Unrecognized tax benefits	115	24
Deferred income taxes	1,230	(718)
Net provision of doubtful accounts	27	44
Changes in operating assets and liabilities:
Accounts receivable	(2,004)	(1,451)
Inventories	462	(1,301)
Prepaid expenses and other current assets	(898)	(1,359)
Income tax receivable	(248)	—
Accounts payable	(301)	(1,558)
Income tax payable	(860)	1,307
Accrued expenses and other current liabilities	(684)	(1,265)
Net cash provided by operating activities	5,042	2,868

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(455)	(627)
Net cash used in investing activities	(455)	(627)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	91,071
Payments of costs directly associated with offerings	(72)	(7,202)
Principal payments on long-term debt	(1,250)	(71,250)
Payments on revolving line of credit	(3,126)	(8,189)
Net cash provided by (used) in financing activities	(4,448)	4,430
NET CHANGE IN CASH AND CASH EQUIVALENTS	139	6,671

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	73	1,167
CASH AND CASH EQUIVALENTS — END OF PERIOD	$212	$7,838
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$592	$309
Cash payments for income taxes	$3,804	$269
SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of shares of common stock warrants	$—	$12,268

The notes form an integral part of the condensed consolidated financial statements.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

1.ORGANIZATION AND NATURE OF BUSINESS

MCBC Holdings, Inc. (the “Company”) was formed on January 28, 2000, as a Delaware holding company that operates primarily through its wholly owned subsidiaries, MasterCraft Boat Company, LLC; MasterCraft Services, Inc.; MasterCraft Parts, Ltd.; and MasterCraft International Sales Administration, Inc. and its subsidiaries collectively are referred to herein as the “Company”.

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

The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of operations and statements of financial position for the interim periods presented. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for financial information have been condensed or omitted pursuant to such rules and regulations. The June 30, 2016 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP for complete financial statements. However, management believes that the disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the Company's audited consolidated financial statements for the year ended June 30, 2016 and, in the opinion of management, reflect all adjustments considered necessary to present fairly the Company's financial position as of October 2, 2016 and results of its operations, and its cash flows for the three months ended October 2, 2016 and September 27, 2015 and statement of shareholders' equity for the three months ended October 2, 2016. All adjustments are of a normal recurring nature. Our interim operating results for the three months ended October 2, 2016 and September 27, 2015 are not necessarily indicative of the results to be expected in future operating quarters.

There have been no changes in the Company's significant accounting policies or critical accounting estimates for the three months ended October 2, 2016 as compared with the significant accounting policies described in the Company's audited consolidated financial statements for the financial year ended June 30, 2016.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Follow-on Offering — In September 2016, the Company completed a follow-on offering of 4,600,000 shares of its common stock held by certain entities associated with Wayzata Investment Partners (collectively, the “Selling Stockholders”) at a public offering price of $10.25 per share (the “follow-on offering”). This included 600,000 shares sold by the Selling Stockholders pursuant to the over-allotment option granted to the underwriters, which was exercised concurrently with the closing of the follow-on offering. The Company received no proceeds from the follow-on offering. The Company incurred $254 for offering expenses, which are reflected as a reduction to paid-in capital, and of which $72 were paid during the three months ended October 2, 2016.

Recently Issued Accounting Standards — In July 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2015-11, Simplifying the Measurement of Inventory.  This ASU changes the measurement principle for inventories valued under the First-In, First-Out (“FIFO”) or weighted-average methods from the lower of cost or market to the lower of cost and net realizable value.  Net realizable value is defined by the FASB as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods with early adoption permitted. The Company is currently evaluating the impact this new guidance is expected to have on its financial position or results of operations and related disclosures.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This guidance identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods with early adoption permitted. The Company is currently evaluating the impact this new guidance is expected to have on its financial position or results of operations and related disclosures.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash flow, and other Topics. ASU 2016-15 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

In May 2014, the FASB and International Accounting Standards Board jointly issued new principles-based accounting guidance for revenue recognition that will supersede virtually all existing revenue guidance. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. To achieve the core principle, the guidance establishes the following five steps: 1) identify the contract(s) with a customer, 2) identify the performance obligation in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also details the accounting treatment for costs to obtain or fulfill a contract. Lastly, disclosure requirements have been enhanced to provide sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB announced that the implementation date would be delayed by one year. The effective date and transition requirements for these amendments and ASU 2014-09 are now for annual and interim periods beginning after December 15, 2017.  Early adoption is now permitted for fiscal years beginning after December 15, 2016.  The Company is currently evaluating the impact this new guidance is expected to have on our financial position or results of operations and related disclosures.

3.INVENTORIES

Inventories consisted of the following:

	October 2, 2016	June 30, 2016
Raw materials and supplies	$5,618	$5,420
Work in process	1,797	2,196
Finished goods	5,723	5,984
Obsolescence reserve	(542)	(332)
Total inventories	$12,596	$13,268

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	October 2, 2016	June 30, 2016
Prepaid photo shoot	$754	$650
Insurance	557	591
Trade show deposits	504	133
Other	863	406
Total prepaid expenses and other current assets	$2,678	$1,780

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

5.ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	October 2, 2016	June 30, 2016
Warranty	$11,720	$11,392
Self-insurance	703	809
Compensation and related accruals	1,327	1,706
Inventory repurchase contingent obligation	795	742
Interest	1,324	1,178
Dealer incentives	2,969	4,336
Other	2,754	2,113
Total accrued expenses and other current liabilities	$21,592	$22,276

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

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

The following tables summarize the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the consolidated balance sheets:

	October 2, 2016
	Level 1	Level 2	Level 3
Asset — interest rate cap	$—	$34	$—

There were no financial assets or liabilities subject to fair value measurements at June 30, 2016. The Interest rate cap is valued utilizing pricing models taking into account inputs such as interest rates and notional amounts. Fair value measurements for the Company’s interest rate cap are classified under Level 2 because such measurements are based on significant other observable inputs. There were no transfers of assets or liabilities between Level 1 and Level 2 during the three months ended October 2, 2016.

7. LONG-TERM DEBT

Long-term debt outstanding is as follows:

	October 2, 2016	June 30, 2016
Revolving credit facility	$—	$3,126
Senior secured term loan	48,750	50,000
Deferred financing costs on term loan	(835)	(899)
Total debt	47,915	52,227
Less current portion of long-term debt	5,000	8,126
Less current portion of deferred financing costs on term loan	(234)	(241)
Long-term debt — less current portion	$43,149	$44,342

In May 2016, the Company entered into a Second Amended and Restated Credit and Guaranty Agreement with Fifth Third Bank, as the agent and letter of credit issuer, and the lenders party thereto (the “Amended Credit Agreement”). The Amended Credit Agreement provided the Company with an $80,000 senior secured credit facility, consisting of a $50,000 term loan (the “Term Loan”) and a $30,000 revolving credit facility (the “Revolving Credit Facility”) and matures on May 26, 2021.

As of October 2, 2016, the Company had no borrowings outstanding on its Revolving Credit Facility and $3,126 in borrowings outstanding as of June 30, 2016. Availability under the Revolving Credit Facility is reduced by letters of credit. As of October 2, 2016 there were no specified letters of credit outstanding and $250 at June 30, 2016. As of October 2, 2016 and June 30, 2016, availability under the Revolving Credit Facility was $30,000 and $26,627, respectively, and unamortized deferred financing costs were $571 and $601, respectively.

As of October 2, 2016 and June 30, 2016, the Company's total unamortized deferred financing costs were $1,406 and $1,500 respectively. These costs are being amortized over the term of the Amended Credit Agreement. As of October 2, 2016, the Company was in compliance with all of its debt covenants under its Term Loan and Revolving Credit Facility.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

8. INCOME TAXES

The Company’s provision for income taxes as a percentage of pretax earnings (“effective tax rate”) is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items.  During the three months ended October 2, 2016 the effective tax rate was 36.7%.  The rate was higher than the federal statutory rate of 35% primarily due to the inclusion of the state tax rate in the overall effective rate.

9. COMMITMENTS AND CONTINGENCIES

In June 2015, Malibu Boats, LLC (“Malibu”) filed a complaint in the United States District Court for the Eastern District of Tennessee alleging that the Company’s Gen 2 Surf System and NXT Surf System infringe a Malibu patent relating to Malibu’s wake surf technology. The complaint seeks trebled damages in an unspecified amount, attorneys’ fees and an injunction against future infringement. In August 2015, the Company filed a motion with the court for summary judgment of noninfringement. In February 2016, the court denied the Company’s summary judgment motion without prejudice to refiling after the court interprets the patent claims. The trial is scheduled for May 2017. Malibu filed a separate complaint alleging that the Company’s Gen 2 and NXT Surf Systems infringe another patent in February 2016.  As with the previous complaint, Malibu is seeking damages and an injunction.  The trial in the second case is scheduled for October 2017.  The Company does not believe that Malibu’s claims in either case have merit and we intend to defend against these claims vigorously. The Company currently cannot assess the probability of losses, or reasonably estimate the range of losses, related to this matter.

10. EARNINGS PER SHARE

The following table sets forth the computation of the Company’s earnings per share:

	October 2, 2016	September 27, 2015
Net income (loss)	$6,983	$(1,323)
Weighted average common shares — basic	18,591,808	16,263,793
Dilutive effect of assumed restricted share awards	795	—
Weighted average outstanding shares — diluted	18,592,603	16,263,793
Basic earnings (loss) per share	$0.38	$(0.08)
Diluted earnings (loss) per share	$0.38	$(0.08)

For the three months ended October 2, 2016, the weighted average shares that were anti-dilutive, and therefore excluded from the computation of diluted earnings per share included options to purchase 122,640  shares of common stock, 13,955 restricted stock awards and 17,216 performance stock units.  For the three months ended September 27, 2015, the weighted average shares that were anti-dilutive, and therefore excluded from the computation of diluted loss per share because their inclusion would have reduced the loss per share include options to purchase 200,000 shares of common stock, 724,721 restricted stock awards and warrants to purchase 456,213 shares of common stock.

11.STOCK-BASED COMPENSATION

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

During fiscal year ended June 30, 2015 the Company adopted the Amended and Restated MCBC Holdings, Inc. 2015 Incentive Award Plan (“2015 Plan”) in order to facilitate the grant of cash and equity incentives to non-employee directors, employees, and consultants of the Company and certain of its affiliates and to enable the Company and certain of its affiliates to obtain and retain the services of these individuals, which is essential to our long-term success. In July 2015, the Board amended and restated the Company's 2015 Plan which became effective just prior to the closing of the Company’s initial public offering to increase the shares available for issuance under the 2015 Plan. In August 2016, the Company granted to certain employees 28,391 shares of restricted stock awards (“RSAs”) under the 2015 Plan at a per share fair value of $11.85, which is the market value of the Company’s common stock on the grant date. The RSAs will vest in three equal annual installments. In addition, the Company granted 10,770 RSAs under the 2015 Plan to certain non-employee directors for their annual equity award at a per share fair value of $11.85. During the three months ended October 2, 2016, the Company recognized $36 in stock-based compensation expense from these restricted stock awards

In August 2016, the Company granted 42,587 performance stock units (“PSUs”) under its 2015 Plan to certain employees at a per share fair value of $11.85, which is the market value of the Company’s common stock on the grant date.  The awards will be earned based upon the Company’s obtainment of certain performance criteria over a three-year period. The performance period for the awards are a three-year period commencing July 1, 2016 and ending June 30, 2019.  Following the determination of the Company’s achievement with respect to the performance criteria, the amount of shares awarded will be subject to adjustment based upon the application of a total shareholder return (“TSR”) modifier. The Company recognized $18 in stock-based compensation expense from these PSUs during the three months ended October 2, 2016.

In July 2015, the Company granted 137,786 non-qualified stock options (“NSOs”) to certain employees at an option price equal to the $15.00 per share of the Company’s common stock, which was the initial public offering price, which will vest in 25% increments annually on each of the first four anniversaries of the grant date. In June 2016, the Company reduced the exercise price of these options by $4.30 per share, which was the amount of the special cash dividend paid in June 2016. Therefore, the exercise price of the options is now $10.70 per share. The other terms of the options remained unchanged. During the three months ended March 27, 2016, there were 15,146 stock options forfeited. We estimated the grant date fair value of stock options using the Black-Scholes pricing model assuming a risk-free interest rate of 1.93%, an expected term of 6.25 years, no dividend yield and a volatility rate of 56.7%. The Company recognized from these NSOs $65 and $56 in stock-based compensation expense during the three months ended October 2, 2016 and September 27, 2015, respectively.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read together with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. In addition, the statements in this discussion and analysis regarding industry outlook, our expectations regarding the performance of our business, anticipated financial results, liquidity and the other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Cautionary Note Regarding Forward-Looking Statements” above and in “Risk Factors” set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Overview

We are a world-renowned innovator, designer, manufacturer, and marketer of premium recreational sport boats, with a leading market position in the U.S., a strong international presence, and dealers around the world. Our boats are used for water skiing, wakeboarding, and wake surfing, as well as general recreational boating. Our robust product portfolio of performance sport boats are manufactured to the highest standards of quality, performance, and styling.

We sell our boats through an extensive network of independent dealers in North America and internationally. We partner with 91 North American dealers with 144 locations and 43 international dealers with 56 locations throughout the rest of the world. For the three months ended October 2, 2016, 93.6% of our net sales were generated from North America and 6.4% of our net sales were generated from outside of North America.

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

Recent Transactions

Follow-on Offering

In September 2016, the Company completed a follow-on offering of 4,600,000 shares of its common stock held by certain entities associated with Wayzata Investment Partners (collectively, the “Selling Stockholders”) at a public offering price of $10.25 per share (the “follow-on offering”). This included 600,000 shares sold by the Selling Stockholders pursuant to the over-allotment option granted to the underwriters, which was exercised concurrently with the closing of the follow-on offering. The Company received no proceeds from the follow-on offering.

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

•

Adjusted net income — We define Adjusted net income as net income excluding income taxes adjusted to eliminate certain non-cash charges and unusual items that we do not consider to be indicative of our ongoing operations and an adjustment for income tax expense at a normalized annual effective tax rate. For a reconciliation of Adjusted net income to net income, see “Non-GAAP Measures” below.

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

Other Expense

Other expense includes interest expense and change in common stock warrant fair value. Interest expense consists of interest charged under our credit facilities, including deferred financing fees and debt issuance costs written off in connection with the pay down of amounts owed on our credit facilities.

Income Tax Expense

Our accounting for income tax expense reflects management’s assessment of future tax assets and liabilities based on assumptions and estimates for timing, likelihood of realization, and tax laws existing at the time of evaluation. We record a valuation allowance, when appropriate, to reduce deferred tax assets to an amount that is more likely than not to be realized.

Results of Operations

The table below sets forth our results of operations for the periods presented. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods.

	Three Months Ended
	October 2, 2016	September 27, 2015

Consolidated statement of operations:

Net sales	$60,689	$55,981
Cost of sales	42,880	40,142
Gross profit	17,809	15,839
Operating expenses:
Selling and marketing	2,054	2,477
General and administrative	4,093	9,287
Amortization of intangible assets	27	55
Total operating expenses	6,174	11,819
Operating income	11,635	4,020
Other expense:
Interest expense	611	964
Change in common stock warrant fair value	—	3,346
Income before income tax expense	11,024	(290)
Income tax expense	4,041	1,033
Net income (loss)	$6,983	$(1,323)
Additional financial and other data:
Unit volume:
MasterCraft	718	682
Net sales	$60,689	$55,981
Net sales per unit	$85	$82
Gross margin	29.3%	28.3%

Three months ended October 2, 2016 Compared to Three months ended September 27, 2015

Net Sales.  Net sales for the three months ended October 2, 2016, increased 8.4%, or $4.7 million to $60.7 million compared to $56.0 million for the three months ended September 27, 2015. The increase was primarily due to growth in unit volume of 36 units, or 5.3%, resulting mainly from an increase in calendar production days and the cadence of launch activity. Our net sales per unit increased by 3.0%, due primarily to price increases as well as increased sales of higher-end option packages.

Cost of Sales.  Our cost of sales increased $2.8 million, or 7.0%, to $42.9 million for the three months ended October 2, 2016 compared to $40.1 million for the three months ended September 27, 2015. The increase in cost of sales resulted primarily from a 5.3% increase in total unit volume and an increase in material costs of higher content option packages.

Gross Profit.  For the three months ended October 2, 2016, our gross profit increased $2.0 million, or 12.4%, to $17.8 million compared to $15.8 million for the three months ended September 27, 2015. Gross margin increased to 29.3% for the three months ended October 2, 2016 compared to 28.3% for the three months ended September 27, 2015. The 100 basis point increase in gross margin resulted primarily from increased sales of higher content option packages which increased average margins per unit, as well as continued efficiency gains driven by manufacturing improvements and leverage on increased sales.

Operating Expenses.  Selling and marketing expense decreased $0.4 million, or 17.1%, to $2.1 million for the three months ended October 2, 2016 compared to $2.5 million for the three months ended September 27, 2015. This decrease resulted mainly from the reduced spending on the MasterCraft Throwdown event. General and administrative expense decreased by $5.2 million, or 55.9%, to $4.1 million for the three months ended October 2, 2016 compared to $9.3 million for the three months ended September 27, 2015. This decrease resulted mainly from $5.3 million in reduced stock-based compensation cost, partially offset by higher Malibu litigation costs during the three months ended October 2, 2016. Operating expenses as a percentage of net sales was 10.2% during the three months ended October 2, 2016 compared to 21.1% for the three months ended September 27, 2015. This decrease was the result of the decrease in general and administrative expenses and selling and marketing expenses described above.

Other Expense.  Interest expense decreased for the three months ended October 2, 2016 compared to the three months ended September 27, 2015. The decrease is a result of the write-off of deferred financing costs related to the debt extinguishment that occurred following our initial public offering in the three months ended September 27, 2015. Change in common stock warrant fair value for the three months ended October 2, 2016 decreased $3.3 million compared to the three months ended September 27, 2015, as all warrants were exercised during fiscal 2016.

Income Tax Expense.  Our income tax expense was $4.0 million for the three months ended October 2, 2016, reflecting an effective tax rate of 36.7%.  Our effective tax rate during the three months ended October 2, 2016 differs from the 35% statutory rate primarily due to the inclusion of the state tax rate in the overall effective rate. Our effective tax rate during the three months ended September 27, 2015 differs from the statutory rate primarily due to the change in fair value of the common stock warrant.

Non-GAAP Measures

We define EBITDA as earnings before interest expense, income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA further adjusted to eliminate certain non-cash charges and unusual items that we do not consider to be indicative of our ongoing operations, including change in common stock warrant fair value, fees and expenses related to our initial public offering and follow-on offering and our stock-based compensation expense. We define Adjusted net income as net income (loss) adjusted to eliminate certain non-cash charges and unusual items that we do not consider to be indicative of our ongoing operations, including change in common stock warrant fair value, fees and expenses related to our initial public offering and follow-on offering, our stock-based compensation expense, and an adjustment for income tax expense at a normalized annual effective tax rate.  We define Adjusted EBITDA margin as Adjusted EBITDA expressed as a percentage of sales. Adjusted EBITDA, Adjusted net income and Adjusted EBITDA margin are not measures of net income (loss) or operating income as determined under accounting principles generally accepted in the United States, which we refer to as GAAP. Adjusted EBITDA and Adjusted net income are not measures of performance in accordance with GAAP and should not be considered as an alternative to net income (loss) or operating cash flows determined in accordance with GAAP. Additionally, Adjusted EBITDA is not intended to be a measure of cash flow for management’s discretionary use. We believe that the inclusion of EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted net income is appropriate to provide additional information to investors because securities analysts, noteholders and other investors use these non GAAP financial measures to assess our operating performance across periods on a consistent basis and to evaluate the relative risk of an investment in our securities. We use Adjusted net income to facilitate a comparison of our operating performance on a consistent basis from period to period that, when viewed in combination with our results prepared in accordance with GAAP, provides a more complete understanding of factors and trends affecting our business than GAAP alone measures.  We believe Adjusted net income assists our board of directors, management and investors in comparing our net income on a consistent basis from period to period because it removes non-cash and non-recurring items.  Adjusted

EBITDA and Adjusted net income have limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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
•

Adjusted net income and Adjusted EBITDA do not reflect the impact of earnings or charges resulting from matters we do not consider to be indicative of our ongoing operations, but may nonetheless have a material impact on our results of operations.

In addition, because not all companies use identical calculations, our presentation of Adjusted EBITDA and Adjusted net income may not be comparable to similarly titled measures of other companies, including companies in our industry.

The following table sets forth a reconciliation of Adjusted EBITDA to net income as determined in accordance with GAAP for the periods indicated:

	Three Months Ended
	October 2, 2016	September 27, 2015
	(Unaudited)
	(Dollars in thousands)
Net income (loss)	$6,983	$(1,323)
Income tax expense	4,041	1,033
Interest expense	611	964
Depreciation and amortization	797	825
EBITDA	12,432	1,499
Change in common stock warrant fair value(a)	—	3,346
Transaction expense(b)	54	124
Litigation charge(c)	709	274
Stock-based compensation	119	5,425
Adjusted EBITDA	$13,314	$10,668
Adjusted EBITDA Margin(d)	21.9%	19.1%

(a)	Represents non-cash expense related to changes in the fair market value of our common stock warrant.

(b)	Represents fees and expenses associated with our follow-on offering and initial public offering.

(c)	Represents legal and advisory fees related to our litigation with Malibu Boats, LLC.

(d)	We define Adjusted EBITDA margin as Adjusted EBITDA expressed as a percentage of sales.

The following table sets forth a reconciliation of Adjusted net income to net income as determined in accordance with GAAP for the periods indicated:

	Three Months Ended
	October 2, 2016	September 27, 2015
	(Unaudited)
	(Dollars in thousands, except share and per share amounts)
Net income (loss)	$6,983	$(1,323)
Income tax expense	4,041	1,033
Change in common stock warrant fair value(a)	—	3,346
Transaction expense(b)	54	124
Litigation charge(c)	709	274
Stock-based compensation	119	5,425
Adjusted net income before income taxes	11,906	8,879
Adjusted income tax expense(d)	4,286	3,196
Adjusted net income	$7,620	$5,683

Pro-forma Adjusted net income per common share
Basic	0.41	0.32
Diluted	0.41	0.30
Pro-forma weighted average shares used for the computation of:
Basic Adjusted net income per share(e)	18,591,808	17,997,622
Diluted Adjusted net income per share(e)	18,679,292	18,946,145

(a)	Represents non-cash expense related to changes in the fair market value of our common stock warrant.

(b)	Represents fees and expenses associated with our follow-on offering and initial public offering.

(c)	Represents legal and advisory fees related to our litigation with Malibu Boats, LLC.

(d)	Reflects income tax expense at an estimated normalized annual effective income tax rate of 36.0% for the periods presented.

(e)

The weighted average shares used for computation of pro-forma diluted earnings per common share gives effect to the 39,161 shares of restricted stock awards, the 42,587 performance stock units granted under the 2015 Incentive Award Plan during the three months ended October 2, 2106 and 5,736 shares for the dilutive effect of stock options.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance working capital and fund capital expenditures. Our principal source of funds is cash generated from operating activities. As of October 2, 2016, we had borrowing availability of $30.0 million under our revolving credit facility. We believe our cash from operations, along with borrowings under our revolving credit facility, will be sufficient to provide for our working capital and capital expenditures for at least the next 12 months. The following table summarizes the cash flows from operating, investing, and financing activities:

	October 2, 2016	September 27, 2015
	(Unaudited)
	(Dollars in thousands)
Total cash provided by:
Operating activities	$5,042	$2,868
Investing activities	(455)	(627)
Financing activities	(4,448)	4,430
Net increase in cash	$139	$6,671

Operating Activities

Our net cash provided by operating activities increased by $2.2 million, or 75.8%, for the three months ended October 2, 2016 compared to the three months ended September 27, 2015, to $5.0 million from $2.9 million. This increase was primarily due to higher net income and a decrease in inventory partially offset by an increase in cash payments for income taxes.

Investing Activities

Net cash used in investing activities decreased $0.1 million, or 27.4%, for the three months ended October 2, 2016 compared to the three months ended September 27, 2015. This decrease was due to timing of our capital expenditures.

Financing Activities

Net cash used for financing activities was $4.4 million for the three months ended October 2, 2016 compared to a source of cash provided by financing activity of $4.4 million for the three months ended September 27, 2015. The cash used for financing activities for the three months ended October 2, 2016 related to payments of $1.2 million on our term loan, payments of $3.1 million made on our revolving credit facility and $0.1 million in payments of costs that were directly associated with the follow-on offering.

Senior Secured Credit Facility.  In February 2016, we amended our credit and guaranty agreement (the “Senior Secured Credit Facility”) to provide that the Company may make share repurchases in an aggregate amount not to exceed $20 million during the period commencing February 18, 2016 and ending on the last day of the term of the Senior Secured Credit Facility.

In May 2016, we entered into a Second Amended and Restated Credit and Guaranty Agreement (the “Amended Credit Agreement”) with Fifth Third Bank. The Amended Credit Agreement replaces our Amended and Restated Credit Agreement from March 2015. The Amended Credit Agreement provides us with an $80 million senior secured credit facility, consisting of a $50 million term loan and a $30 million revolving credit facility. We are required to make quarterly debt maturity payments on the term loan which will mature on May 26, 2021 at which time all remaining amounts outstanding thereunder will be due and payable. We used the proceeds from the term loan, cash on hand and our revolving credit facility to pay a $79.9 million cash dividend to common stockholders in June 2016.

As of October 2, 2016, the current net revolving line of credit availability was $30.0 million and we were in compliance with all financial covenants and no event of default had occurred.

Off-Balance Sheet Arrangements

As of October 2, 2016, we did not have any off-balance sheet financings.

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

Critical Accounting Policies

As of October 2, 2016, there were no significant changes in or changes in the application of our critical accounting policies or estimation procedures from those presented in our Annual Report on Form 10-K.

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

As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of October 2, 2016.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended October 2, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS.

Legal Proceedings

In June 2015, Malibu Boats, LLC (“Malibu”) filed a complaint in the United States District Court for the Eastern District of Tennessee alleging that the Company’s Gen 2 Surf System and NXT Surf System infringe a Malibu patent relating to Malibu’s wake surf technology. The complaint seeks trebled damages in an unspecified amount, attorneys’ fees and an injunction against future infringement. In August 2015, the Company filed a motion with the court for summary judgment of noninfringement. In February 2016, the court denied the Company’s summary judgment motion without prejudice to refiling after the court interprets the patent claims. The trial is scheduled for May 2017. Malibu filed a separate complaint alleging that the Company’s Gen 2 and NXT Surf Systems infringe another patent in February 2016.  As with the previous complaint, Malibu is seeking damages and an injunction.  The trial in the second case is scheduled for October 2017.  The Company does not believe that Malibu’s claims in either case have merit and we intend to defend against these claims vigorously. The Company currently cannot assess the probability of losses, or reasonably estimate the range of losses, related to this matter.

ITEM 1A.RISK FACTORS.

During the quarter ended October 2, 2016, there were no material changes to the risk factors disclosed in “Part I, Item 1A. Risk Factors” in our Annual Report filed on Form 10-K.

ITEM 2.UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES.

None.

ITEM 5.OTHER INFORMATION.

None.

ITEM 6.EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of MCBC Holdings, Inc.	10-K	001-37502	3.1	9/18/15
3.2	Amended and Restated By-laws of MCBC Holdings, Inc.	10-K	001-37502	3.2	9/18/15
10.1	Registration Rights Agreement between MCBC Holdings, Inc. and Wayzata Opportunities Fund II, L.P.; Wayzata Opportunities Fund Offshore II, L.P. and Wayzata Recovery Fund, LLC, dated July 22, 2015	10-K	001-37502	10.2	9/18/15
10.4†	MCBC Holdings, Inc. 2015 Incentive Award Plan	S-1/A	333-203815	10.4	7/15/15
10.5†	Form of Restricted Stock Award Agreement and Grant Notice under 2015 Incentive Award Plan (employee)	S-1/A	333-203815	10.10	7/1/15
10.6†	Form of Stock Option Agreement and Grant Notice under 2015 Incentive Award Plan (employee)	S-1/A	333-203815	10.12	7/7/15
10.7†	Form of Restricted Stock Award Grant Notice under 2015 Incentive Award Plan (director)	S-1/A	333-203815	10.13	7/7/15
10.8†	Senior Executive Incentive Bonus Plan	10-K	001-37502	10.8	9/18/15
10.9†	Non-Employee Director Compensation Policy	S-1/A	333-203815	10.17	7/1/15
10.11†	Employment Agreement between MasterCraft Boat Company and Terry McNew, dated July 26, 2012	S-1/A	333-203815	10.6	6/25/15
10.12†	Employment Agreement between MCBC Holdings, Inc. and Terry McNew, effective as of July 1, 2015	S-1/A	333-203815	10.14	7/7/15
10.13†	Employment Agreement between MCBC Holdings, Inc. and Timothy M. Oxley, effective as of July 1, 2015	S-1/A	333-203815	10.15	7/7/15
10.14†	Employment Agreement between MCBC Holdings, Inc. and Shane Chittum, effective as of July 1, 2015	S-1/A	333-203815	10.16	7/7/15
10.17†	Form of Indemnification Agreement for directors and officers	S-1/A	333-203815	10.9	7/7/15
10.18	Amendment No. 1, dated as of February 18, 2016, to the Amended and Restated Credit and Guaranty Agreement among MasterCraft Boat Company, LLC, MasterCraft Services, Inc., MCBC Hydra Boats LLC, MasterCraft International Sales Administration, Inc. as borrowers and other credit parties, various lenders and Fifth Third Bank as the agent and L/C issuer and lender	8-K	001-37502	10.1	2/19/16
10.19	Second Amended and Restated Credit and Guaranty Agreement, dated May 26, 2016, by and among MasterCraft Boat Company, LLC, MasterCraft Services, Inc., MCBC Hydra Boats LLC, MasterCraft International Sales Administration, Inc. as borrowers and other credit parties, various lenders and Fifth Third Bank as the agent and L/C issuer and lender	8-K	001-37502	10.1	5/27/16
10.20	Amendment No. 1, dated as of August 19, 2016, to the Second Amended and Restated Credit and Guaranty Agreement, dated May 26, 2016, by and among MasterCraft Boat Company, LLC, MasterCraft Services, Inc., MCBC Hydra Boats LLC, MasterCraft International Sales Administration, Inc. as borrowers and other credit parties, various lenders and Fifth Third Bank as the agent and L/C issuer and lender	10-K	001-37502	10.20	9/8/16
10.21	Form of Performance Stock Unit Award Agreement under 2015 Incentive Award Plan	8-K	001-37502	10.1	8/26/16
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer	**
32.2	Section 1350 Certification of Chief Financial Officer	**
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema Document	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

†Indicates management contract or compensatory plan.

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TERRY MCNEW	President and Chief Executive Officer (Principal Executive Officer) and Director
Terry McNew		November 10, 2016

/s/ TIMOTHY M. OXLEY	Chief Financial Officer (Principal Financial and Accounting Officer), Treasurer and Secretary
Timothy M. Oxley		November 10, 2016