Form 10-Q
period 2017-01-01
MCBC Holdings, Inc.
filed 2017-02-10
CIK 1638290

.

0

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 1, 2017

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

☐     Yes          ☑     No

As of February 7, 2017, there were 18,638,509 shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding.

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

our ability to continue our operating momentum, capture additional market share and deliver continued growth; expectations regarding driving margin expansion, sales increases and organic growth; our fiscal 2017 outlook and key growth initiatives. Forward-looking statements involve estimates and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements.

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

MCBC HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	January 1, 2017	December 27, 2015	January 1, 2017	December 27, 2015

NET SALES	$51,134	$55,203	$111,823	$111,184
COST OF SALES	36,848	39,838	79,728	79,980
GROSS PROFIT	14,286	15,365	32,095	31,204
OPERATING EXPENSES:
Selling and marketing	2,444	2,882	4,498	5,359
General and administrative	4,776	9,647	8,869	18,934
Amortization of intangible assets	27	56	54	111
Total operating expenses	7,247	12,585	13,421	24,404
OPERATING INCOME	7,039	2,780	18,674	6,800
OTHER EXPENSE:
Interest expense	512	44	1,123	1,008
Change in common stock warrant fair value	—	55	—	3,401
INCOME BEFORE INCOME TAX EXPENSE	6,527	2,681	17,551	2,391
INCOME TAX EXPENSE	2,496	811	6,537	1,844
NET INCOME	$4,031	$1,870	$11,014	$547

EARNINGS PER COMMON SHARE:
Basic	$0.22	$0.10	$0.59	$0.03
Diluted	$0.22	$0.10	$0.59	$0.03
WEIGHTED AVERAGE SHARES USED FOR COMPUTATION OF:
Basic earnings per share	18,592,936	17,998,796	18,592,372	17,131,295
Diluted earnings per share	18,605,078	18,606,884	18,598,841	17,824,985

The notes form an integral part of the condensed consolidated financial statements.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	January 1,	June 30,
	2017	2016

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,366	$73
Accounts receivable — net of allowances of $95 and $65, respectively	2,464	2,966
Income tax receivable	581	5
Inventories	11,365	13,268
Prepaid expenses and other current assets	2,022	1,780
Total current assets	22,798	18,092
Property, plant and equipment — net	13,318	13,826
Intangible assets — net	16,696	16,750
Goodwill	29,593	29,593
Deferred debt issuance costs — net	542	601
Deferred income taxes	1,399	3,501
Other	170	170
Total assets	$84,516	$82,533
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$11,685	$13,112
Income tax payable	359	1,108
Accrued expenses and other current liabilities	20,433	22,276
Current portion of long term debt, net of unamortized debt issuance costs	4,772	7,885
Total current liabilities	37,249	44,381
Long term debt, net of unamortized debt issuance costs	41,954	44,342
Unrecognized tax positions	2,496	2,189
Total liabilities	81,699	90,912
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.01 par value per share — authorized, 100,000,000 shares; issued and outstanding, 18,636,541 shares at January 1, 2017 and 18,591,808 shares at June 30, 2016	186	186
Additional paid-in capital	112,557	112,375
Accumulated deficit	(109,926)	(120,940)
Total stockholders' equity (deficit)	2,817	(8,379)
Total liabilities and stockholders' equity (deficit)	$84,516	$82,533

The notes form an integral part of the condensed consolidated financial statements.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Dollars in thousands, except share and per share data)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2016	18,591,808	$186	$112,375	$(120,940)	$(8,379)
Equity-based compensation activity	44,733	—	617	—	617
Offering costs	—	—	(435)	—	(435)
Net income	—	—	—	11,014	11,014
Balance at January 1, 2017	18,636,541	$186	$112,557	$(109,926)	$2,817

The notes form an integral part of the condensed consolidated financial statements.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Dollars in thousands, except share per share data)

	Six Months Ended
	January 1, 2017	December 27, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,014	$547
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,622	1,667
Inventory obsolescence reserve	221	151
Deferred issuance costs	185	15
Stock-based compensation	305	12,229
Loss on extinguishment of debt	—	716
Change in common stock warrant fair value	—	3,401
Unrecognized tax benefits	307	1,000
Deferred income taxes	2,102	(2,093)
Net provision of doubtful accounts	30	(17)

Changes in operating assets and liabilities:
Accounts receivable	472	917
Inventories	1,682	104
Prepaid expenses and other current assets	(242)	(351)
Income tax receivable	(576)	—
Accounts payable	(1,609)	(5,300)
Income tax payable	(749)	(698)
Accrued expenses and other current liabilities	(1,843)	(733)
Net cash provided by operating activities	12,921	11,555

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,060)	(1,511)
Net cash used in investing activities	(1,060)	(1,511)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	91,071
Payments of costs directly associated with offerings	(254)	(7,202)
Excess tax benefits	312	—
Principal payments on long-term debt	(2,500)	(71,250)
Payments on revolving line of credit	(3,126)	(8,189)
Net cash provided by (used in) financing activities	(5,568)	4,430
NET CHANGE IN CASH AND CASH EQUIVALENTS	6,293	14,474

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	73	1,167
CASH AND CASH EQUIVALENTS — END OF PERIOD	$6,366	$15,641
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$915	$321
Cash payments for income taxes	$5,148	$3,634
SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of shares of common stock warrants	$—	$12,290

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the Company's audited consolidated financial statements for the year ended June 30, 2016 and, in the opinion of management, reflect all adjustments considered necessary to present fairly the Company's financial position as of January 1, 2017 and results of its operations, and its cash flows for the six months ended January 1, 2017 and December 27, 2015 and statement of shareholders' equity for the six months ended January 1, 2017. All adjustments are of a normal recurring nature. Our interim operating results for the six months ended January 1, 2017 and December 27, 2015 are not necessarily indicative of the results to be expected in future operating quarters.

There have been no changes in the Company's significant accounting policies or critical accounting estimates for the six months ended January 1, 2017 as compared with the significant accounting policies described in the Company's audited consolidated financial statements for the financial year ended June 30, 2016.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Secondary Offerings — In December 2016, the Company completed two secondary offerings for a total of 2,995,000 shares of its common stock held by certain entities associated with Wayzata Investment Partners (collectively, the “Selling Stockholders”). The public offering price for the first offering consisting of 1,495,000 shares was $13.35 per share which included 195,000 shares sold by the Selling Stockholders pursuant to the over-allotment option granted to the underwriter, which was exercised concurrently with the closing of the secondary offering. The public offering price for the second offering consisting of 1,500,000 shares was $13.45 per share. The Company received no proceeds from the secondary offerings. The Company incurred $181 for offering expenses during December 2016, which are reflected as a reduction to paid-in capital.

Follow-on Offering — In September 2016, the Company completed a follow-on offering of 4,600,000 shares of its common stock held by the Selling Stockholders at a public offering price of $10.25 per share. This included 600,000 shares sold by the Selling Stockholders pursuant to the over-allotment option granted to the underwriters, which was exercised concurrently with the closing of the follow-on offering. The Company received no proceeds from the follow-on offering. The Company paid $254 for offering expenses incurred during September 2016, which are reflected as a reduction to paid-in capital.

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

In May 2014, the FASB and International Accounting Standards Board jointly issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which includes new principles-based accounting guidance for revenue recognition that will supersede virtually all existing revenue guidance. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. To achieve the core principle, the guidance establishes the following five steps: 1) identify the contract(s) with a customer, 2) identify the performance obligation in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also details the accounting treatment for costs to obtain or fulfill a contract. Lastly, disclosure requirements have been enhanced to provide sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB announced that the implementation date would be delayed by one year. During 2016, the FASB issued certain amendments to clarify and improve the implementation of the guidance in ASU 2014-09. The effective date and transition requirements for these amendments and ASU 2014-09 are now for annual and interim periods beginning after December 15, 2017.  Early adoption is now permitted for fiscal years beginning after December 15, 2016.  The Company is currently evaluating the impact this new guidance is expected to have on our financial position or results of operations and related disclosures.

3.INVENTORIES

Inventories consisted of the following:

	January 1, 2017	June 30, 2016
Raw materials and supplies	$6,431	$5,420
Work in process	1,853	2,196
Finished goods	3,634	5,984
Obsolescence reserve	(553)	(332)
Total inventories	$11,365	$13,268

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	January 1, 2017	June 30, 2016
Prepaid photo shoot	$759	$650
Insurance	284	591
Trade show deposits	367	133
Other	612	406
Total prepaid expenses and other current assets	$2,022	$1,780

5.ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	January 1, 2017	June 30, 2016
Warranty	$11,496	$11,392
Self-insurance	837	809
Compensation and related accruals	1,514	1,706
Inventory repurchase contingent obligation	983	742
Interest	1,524	1,178
Dealer incentives	1,797	4,336
Other	2,282	2,113
Total accrued expenses and other current liabilities	$20,433	$22,276

The following table provides a roll forward of the accrued warranty liability:

January 1, 2017
Beginning balance	$11,392
Provisions	2,296
Payments made	(1,567)
Adjustments to preexisting warranties	(625)
Ending balance	$11,496

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

The following tables summarize the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the consolidated balance sheets:

	January 1, 2017
	Level 1	Level 2	Level 3
Asset — interest rate cap	$—	$84	$—

There were no financial assets or liabilities subject to fair value measurements at June 30, 2016. The Interest rate cap is valued utilizing pricing models taking into account inputs such as interest rates and notional amounts. Fair value measurements for the Company’s interest rate cap are classified under Level 2 because such measurements are based on significant other observable inputs. There were no transfers of assets or liabilities between Level 1 and Level 2 during the six months ended January 1, 2017.

7. LONG-TERM DEBT

Long-term debt outstanding is as follows:

	January 1, 2017	June 30, 2016
Revolving credit facility	$—	$3,126
Senior secured term loan	47,500	50,000
Debt issuance costs on term loan	(774)	(899)
Total debt	46,726	52,227
Less current portion of long-term debt	5,000	8,126
Less current portion of debt issuance costs on term loan	(228)	(241)
Long-term debt — less current portion	$41,954	$44,342

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

As of January 1, 2017, the Company had no borrowings outstanding on its Revolving Credit Facility and $3,126 in borrowings outstanding as of June 30, 2016. Availability under the Revolving Credit Facility is reduced by letters of credit. There were specified letters of credit outstanding of $250 at January 1, 2017 and June 30, 2016, respectively. As of January 1, 2017 and June 30, 2016, availability under the Revolving Credit Facility was $29,750 and $26,624, respectively, and unamortized deferred financing costs were $542 and $601, respectively.

As of January 1, 2017 and June 30, 2016, the Company's total unamortized deferred financing costs were $1,315 and $1,500 respectively. These costs are being amortized over the term of the Amended Credit Agreement. As of January 1, 2017, the Company was in compliance with all of its debt covenants under its Term Loan and Revolving Credit Facility.

8. INCOME TAXES

The Company’s provision for income taxes as a percentage of pretax earnings (“effective tax rate”) is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items.  During the six months ended January 1, 2017 the effective tax rate was 37.2%.  The rate was higher than the federal statutory rate of 35% primarily due to the inclusion of the state tax rate in the overall effective rate.

9. COMMITMENTS AND CONTINGENCIES

In June 2015, Malibu Boats, LLC (“Malibu”) filed a complaint in the United States District Court for the Eastern District of Tennessee alleging that the Company’s Gen 2 Surf System and NXT Surf System infringe a Malibu patent relating to Malibu’s wake surf technology. The complaint seeks trebled damages in an unspecified amount, attorneys’ fees and an injunction against future infringement. In December 2016, the Company filed a motion with the court for summary judgment of noninfringement, which is currently pending. The trial is scheduled for May 2017. Malibu filed a separate complaint alleging that the Company’s Gen 2 and NXT Surf Systems infringe another patent in February 2016.  As with the previous complaint, Malibu is seeking damages and an injunction.  In December 2016, the Company filed a motion with the court for summary judgment of invalidity, which is currently pending.  Trial in the second case is scheduled for October 2017.  The Company does not believe that Malibu’s claims in either case have merit and intends to defend against these claims vigorously. The Company currently cannot assess the probability of losses, or reasonably estimate the range of losses, related to this matter.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

10. EARNINGS PER SHARE

The following table sets forth the computation of the Company’s earnings per share:

	Three Months Ended		Six Months Ended
	January 1, 2017	December 27, 2015	January 1, 2017	December 27, 2015
Net income	$4,031	$1,870	$11,014	$547
Weighted average common shares — basic	18,592,936	17,998,796	18,592,372	17,131,295
Dilutive effect of assumed exercises of stock options	4,453	60,358	2,227	60,075
Dilutive effect of assumed restricted share awards	7,689	529,764	4,242	472,169
Dilutive effect of assumed exercises of common stock warrant	—	17,966	—	161,446
Weighted average outstanding shares — diluted	18,605,078	18,606,884	18,598,841	17,824,985
Basic earnings (loss) per share	$0.22	$0.10	$0.59	$0.03
Diluted earnings (loss) per share	$0.22	$0.10	$0.59	$0.03

For the three months ended January 1, 2017, the weighted average shares that were anti-dilutive, and therefore excluded from the computation of diluted earnings per share included 1,898 restricted stock awards and options to purchase 122,640 shares of common stock. For the three months ended December 27, 2015, the weighted average shares that were anti-dilutive, and therefore excluded from the computation of diluted earnings per share included options to purchase 137,786 shares of common stock.

For the six months ended January 1, 2017, the weighted average shares that were anti-dilutive, and therefore excluded from the computation of diluted earnings per share included 16,534 restricted stock awards and options to purchase 122,640 shares of common stock. For the six months ended December 27, 2015, the weighted average shares that were anti-dilutive, and therefore excluded from the computation of diluted earnings per share included options to purchase 125,401 shares of common stock.

11.STOCK-BASED COMPENSATION

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

In August 2016, the Company granted to certain employees 28,391 shares of restricted stock awards (“RSAs”) under the 2015 Plan at a per share fair value of $11.85, which is the market value of the Company’s common stock on the grant date. The RSAs will vest in three equal annual installments. In addition, the Company granted 10,770 RSAs under the 2015 Plan to certain non-employee directors for their annual equity award at a per share fair value of $11.85. In December 2016, the Company granted 5,572 RSAs under the 2015 Plan to its two new non-employee directors for their pro-rata portion of their annual equity award at a per share fair value of $13.47. During the six months ended January 1, 2017, the Company recognized $114 in stock-based compensation expense from these restricted stock awards.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

In August 2016, the Company granted 42,587 performance stock units (“PSUs”) under its 2015 Plan to certain employees at a per share fair value of $11.85, which is the market value of the Company’s common stock on the grant date.  The awards will be earned based upon the Company’s obtainment of certain performance criteria over a three-year period. The performance period for the awards are a three-year period commencing July 1, 2016 and ending June 30, 2019.  Following the determination of the Company’s achievement with respect to the performance criteria, the amount of shares awarded will be subject to adjustment based upon the application of a total shareholder return (“TSR”) modifier. The Company recognized $63 in stock-based compensation expense from these PSUs during the six months ended January 1, 2017.

In July 2015, the Company granted 137,786 non-qualified stock options (“NSOs”) to certain employees at an option price equal to the $15.00 per share of the Company’s common stock, which was the initial public offering price, which will vest in 25% increments annually on each of the first four anniversaries of the grant date. In June 2016, the Company reduced the exercise price of these options by $4.30 per share, which was the amount of the special cash dividend paid in June 2016. Therefore, the exercise price of the options is now $10.70 per share. The other terms of the options remained unchanged. During the three months ended March 27, 2016, there were 15,146 stock options forfeited. We estimated the grant date fair value of stock options using the Black-Scholes pricing model assuming a risk-free interest rate of 1.93%, an expected term of 6.25 years, no dividend yield and a volatility rate of 56.7%. The Company recognized from these NSOs $128 and $127 in stock-based compensation expense during the six months ended January 1, 2017 and December 27, 2015, respectively.

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

We sell our boats through an extensive network of independent dealers in North America and internationally. We partner with 91 North American dealers with 144 locations and 43 international dealers with 56 locations throughout the rest of the world. For the six months ended January 1, 2017, 92.3% of our net sales were generated from North America and 7.7% of our net sales were generated from outside of North America.

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

Recent Transactions

Secondary Offerings

In December 2016, we completed two secondary offerings for a total of 2,995,000 shares of common stock held by certain entities associated with Wayzata Investment Partners (collectively, the “Selling Stockholders”). The public offering price for the first offering consisting of 1,495,000 shares was $13.35 per share which included 195,000 shares sold by the Selling

Stockholders pursuant to the over-allotment option granted to the underwriter, which was exercised concurrently with the closing of the secondary offering. The public offering price for the second offering consisting of 1,500,000 shares was $13.45 per share. We received no proceeds from the secondary offerings. We incurred $0.2 million for offering expenses during December 2016, which are reflected as a reduction to paid-in capital.

Follow-on Offering

In September 2016, we completed a follow-on offering of 4,600,000 shares of common stock held by certain entities associated with the Selling Stockholders at a public offering price of $10.25 per share. This included 600,000 shares sold by the Selling Stockholders pursuant to the over-allotment option granted to the underwriters, which was exercised concurrently with the closing of the follow-on offering. We received no proceeds from the follow-on offering. We paid $0.3 million for offering expenses incurred during September 2016, which are reflected as a reduction to paid-in capital.

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

	Three Months Ended		Six Months Ended
	January 1, 2017	December 27, 2015	January 1, 2017	December 27, 2015
	(Unaudited)
	(Dollars in thousands)
Consolidated statement of operations:

Net sales	$51,134	$55,203	$111,823	$111,184
Cost of sales	36,848	39,838	79,728	79,980
Gross profit	14,286	15,365	32,095	31,204
Operating expenses:
Selling and marketing	2,444	2,882	4,498	5,359
General and administrative	4,776	9,647	8,869	18,934
Amortization of intangible assets	27	56	54	111
Total operating expenses	7,247	12,585	13,421	24,404
Operating income	7,039	2,780	18,674	6,800
Other expense:
Interest expense	512	44	1,123	1,008
Change in common stock warrant fair value	—	55	—	3,401
Income before income tax expense	6,527	2,681	17,551	2,391
Income tax expense	2,496	811	6,537	1,844
Net income	$4,031	$1,870	$11,014	$547
Additional financial and other data:
Unit volume:
MasterCraft	631	696	1,349	1,378
Net sales	$51,134	$55,203	$111,823	$111,184
Net sales per unit	$81	$79	$83	$81
Gross margin	27.9%	27.8%	28.7%	28.1%

Three months ended January 1, 2017 Compared to Three months ended December 27, 2015

Net Sales.  Net sales for the three months ended January 1, 2017, decreased 7.4%, or $4.1 million to $51.1 million compared to $55.2 million for the three months ended December 27, 2015. The decrease was due to a reduction in unit sales volume of 65 units, or 9.3%, partially offset by an increase of 2.2% in net sales per unit, due to price increases and increased sales of higher content option packages.

Cost of Sales.  Our cost of sales decreased $3.0 million, or 7.5%, to $36.8 million for the three months ended January 1, 2017 compared to $39.8 million for the three months ended December 27, 2015. The decrease in cost of sales resulted primarily from lower warranty costs and a 9.3% decrease in total unit volume. This was partially offset by an increase in our cost of sales per unit of 2.0% due primarily to increased sales of higher content option packages.

Gross Profit.  For the three months ended January 1, 2017, our gross profit decreased $1.1 million, or 7.0%, to $14.3 million compared to $15.4 million for the three months ended December 27, 2015. The decrease in gross profit resulted primarily from lower sales volume overhead and absorption associated with lower unit production. Gross margin increased slightly to 27.9% for the three months ended January 1, 2017 compared to 27.8% for the three months ended December 27, 2015 resulting primarily from increased sales of higher content option packages which increased average gross profit per unit by 2.6%.

Operating Expenses.  Selling and marketing expense decreased $0.5 million, or 15.2%, to $2.4 million for the three months ended January 1, 2017 compared to $2.9 million for the three months ended December 27, 2015. This decrease resulted mainly from reductions in selling and marketing expenditures tied to the timing of launch activity. General and administrative expense decreased by $4.8 million, or 50.5%, to $4.8 million for the three months ended January 1, 2017 compared to $9.6 million for the three months ended December 27, 2015. This decrease resulted mainly from $6.6 million in reduced stock-based compensation cost, partially offset by higher litigation costs and medical insurance costs. Operating expenses as a percentage of net sales was 14.2% during the three months ended January 1, 2017 compared to 22.8% for the three months ended December 27, 2015. This decrease was the result of the decrease in general and administrative expenses and selling and marketing expenses described above.

Other Expense.  Interest expense increased for the three months ended January 1, 2017 compared to the three months ended December 27, 2015. The increase is due to interest expense incurred on our Second Amended and Restated Credit and Guaranty Agreement entered into in May 2016.

Income Tax Expense.  Our income tax expense was $2.5 million for the three months ended January 1, 2017, reflecting an effective tax rate of 38.2%.  Our effective tax rate during the three months ended January 1, 2017 differs from the 35% statutory rate primarily due to the inclusion of the state tax rate in the overall effective rate.

Six months ended January 1, 2017 Compared to Six months ended December 27, 2015

Net Sales.  Net sales for the six months ended January 1, 2017, increased 0.5%, or $0.6 million to $111.8 million compared to $111.2 million for the six months ended December 27, 2015. The increase was primarily due to an increase in our net sales per unit, which increased by 2.7% due primarily to price increases, as well as increased sales of higher content option packages, partially offset by a reduction in unit volume of 29 units, or 2.1%.

Cost of Sales.  Our cost of sales decreased $0.3 million, or 0.3%, to $79.7 million for the six months ended January 1, 2017 compared to $80.0 million for the six months ended December 27, 2015. The decrease in cost of sales resulted primarily from lower warranty costs and a 2.1% decrease in total unit volume. This was partially offset by an increase in our cost of sales per unit of 1.8% due primarily to increased sales of higher content option packages.

Gross Profit.  For the six months ended January 1, 2017, our gross profit increased $0.9 million, or 2.9%, to $32.1 million compared to $31.2 million for the six months ended December 27, 2015. Gross margin increased to 28.7% for the six months ended January 1, 2017 compared to 28.1% for the six months ended December 27, 2015. The 60 basis point increase in gross margin resulted primarily from increased sales of higher content option packages which increased average gross profit per unit by 5.1%.

Operating Expenses.  Selling and marketing expense decreased $0.9 million, or 16.1%, to $4.5 million for the six months ended January 1, 2017 compared to $5.4 million for the three months ended December 27, 2015. This decrease resulted mainly from reduced spending on the MasterCraft Throwdown event as well as reductions in selling and marketing expenditures tied to the timing of launch activity. General and administrative expense decreased by $10.0 million, or 53.3%, to $8.9 million for the six months ended January 1, 2017 compared to $18.9 million for the six months ended December 27, 2015. This decrease resulted mainly from $11.9 million in reduced stock-based compensation cost, partially offset by higher litigation costs and medical insurance costs. Operating expenses as a percentage of net sales was 12.0% during the six months ended January 1, 2017 compared to 21.9% for the six months ended December 27, 2015. This decrease was the result of the decrease in general and administrative expenses and selling and marketing expenses described above.

Other Expense.  Interest expense increased for the six months ended January 1, 2017 compared to the six months ended December 27, 2015. The increase is due to interest expense incurred on our Second Amended and Restated Credit and Guaranty Agreement entered into in May 2016, partially offset by the write-off of deferred financing costs related to the debt extinguishment that occurred following our initial public offering in the six months ended December 27, 2015. Change in common stock warrant fair value for the six months ended January 1, 2017 decreased $3.4 million compared to the six months ended December 27, 2015, as all warrants were exercised during fiscal 2016.

Income Tax Expense.  Our income tax expense was $6.5 million for the six months ended January 1, 2017, reflecting an effective tax rate of 37.2%.  Our effective tax rate during the six months ended January 1, 2017 differs from the 35% statutory rate primarily due to the inclusion of the state tax rate in the overall effective rate. Our effective tax rate during the six months ended December 27, 2015 differs from the statutory rate primarily due to the change in fair value of the common stock warrant.

Non-GAAP Measures

We define EBITDA as earnings before interest expense, income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA further adjusted to eliminate certain non-cash charges and unusual items that we do not consider to be indicative of our ongoing operations, including change in common stock warrant fair value, fees and expenses related to our initial public offering, secondary offerings and follow-on offering and our stock-based compensation expense. We define Adjusted net income as net income adjusted to eliminate certain non-cash charges and unusual items that we do not consider to be indicative of our ongoing operations, including change in common stock warrant fair value, fees and expenses related to our initial public offering, our secondary offerings, our follow-on offering, our stock-based compensation expense, and an adjustment for income tax expense at a normalized annual effective tax rate.  We define Adjusted EBITDA margin as Adjusted EBITDA expressed as a percentage of sales. Adjusted EBITDA, Adjusted net income and Adjusted EBITDA margin are not measures of net income or operating income as determined under accounting principles generally accepted in the United States, which we refer to as GAAP. Adjusted EBITDA and Adjusted net income are not measures of performance in accordance with GAAP and should not be considered as an alternative to net income (loss) or operating cash flows determined in accordance with GAAP. Additionally, Adjusted EBITDA is not intended to be a measure of cash flow for management’s discretionary use. We believe that the inclusion of EBITDA, Adjusted EBITDA, Adjusted EBITDA margin and Adjusted net income is appropriate to provide additional information to investors because securities analysts, noteholders and other investors use these non GAAP financial measures to assess our operating performance across periods on a consistent basis and to evaluate the relative risk of an investment in our securities. We use Adjusted net income to facilitate a comparison of our operating performance on a consistent basis from period to period that, when viewed in combination with our results prepared in accordance with GAAP, provides a more complete understanding of factors and trends affecting our business than GAAP alone measures.  We believe Adjusted net income assists our board of directors, management and investors in comparing our net income on a consistent basis from period to period because it removes non-cash and non-recurring items.  Adjusted EBITDA and Adjusted net income have limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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

The following table sets forth a reconciliation of Adjusted EBITDA to net income as determined in accordance with GAAP for the periods indicated:

	Three Months Ended		Six Months Ended
	January 1, 2017	December 27, 2015	January 1, 2017	December 27, 2015
	(Unaudited)
	(Dollars in thousands)
Net income	$4,031	$1,870	$11,014	$547
Income tax expense	2,496	811	6,537	1,844
Interest expense	512	44	1,123	1,008
Depreciation and amortization	825	842	1,622	1,667
EBITDA	7,864	3,567	20,296	5,066
Change in common stock warrant fair value(a)	—	55	—	3,401
Transaction expense(b)	5	—	59	124
Litigation charge(c)	944	102	1,653	376
Stock-based compensation	186	6,805	305	12,229
Adjusted EBITDA	$8,999	$10,529	$22,313	$21,196
Adjusted EBITDA Margin(d)	17.6%	19.1%	20.0%	19.1%

(a)	Represents non-cash expense related to changes in the fair market value of our common stock warrant.

(b)	Represents fees and expenses associated with our secondary offering, follow-on offering and initial public offering.

(c)	Represents legal and advisory fees related to our litigation with Malibu Boats, LLC.

(d)	We define Adjusted EBITDA margin as Adjusted EBITDA expressed as a percentage of sales.

The following table sets forth a reconciliation of Adjusted net income to net income as determined in accordance with GAAP for the periods indicated:

	Three Months Ended		Six Months Ended
	January 1, 2017	December 27, 2015	January 1, 2017	December 27, 2015
	(Unaudited)
	(Dollars in thousands, except share and per share amounts)
Net income	$4,031	$1,870	$11,014	$547
Income tax expense	2,496	811	6,537	1,844
Change in common stock warrant fair value(a)	—	55	—	3,401
Transaction expense(b)	5	—	59	124
Litigation charge(c)	944	102	1,653	376
Stock-based compensation	186	6,805	305	12,229
Adjusted net income before income taxes	7,662	9,643	19,568	18,521
Adjusted income tax expense(d)	2,758	3,471	7,044	6,668
Adjusted net income	$4,904	$6,172	$12,524	$11,853

Pro-forma Adjusted net income per common share
Basic	0.26	0.34	0.67	0.66
Diluted	0.26	0.33	0.67	0.63
Pro-forma weighted average shares used for the computation of:
Basic Adjusted net income per share(e)	18,593,296	17,999,244	18,593,296	17,999,244
Diluted Adjusted net income per share(e)	18,711,764	18,948,050	18,695,528	18,948,050

(a)	Represents non-cash expense related to changes in the fair market value of our common stock warrant.

(b)	Represents fees and expenses associated with our secondary offering, follow-on offering and initial public offering.

(c)	Represents legal and advisory fees related to our litigation with Malibu Boats, LLC.

(d)	Reflects income tax expense at an estimated normalized annual effective income tax rate of 36.0% for the periods presented.

(e)

The weighted average shares used for computation of pro-forma diluted earnings per common share gives effect to the 43,245 shares of restricted stock awards, the 42,586 performance stock units granted under the 2015 Incentive Award Plan during the three months ended January 1, 2017 and 32,637 shares for the dilutive effect of stock options. The average of the prior quarters is used for computation of the six month ended periods.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance working capital and fund capital expenditures. Our principal source of funds is cash generated from operating activities. As of January 1, 2017, we had borrowing availability of $29.8 million under our revolving credit facility. We believe our cash from operations, along with borrowings under our revolving credit facility, will be sufficient to provide for our working capital and capital expenditures for at least the next 12 months. The following table summarizes the cash flows from operating, investing, and financing activities:

	Six Months Ended
	January 1, 2017	December 27, 2015
	(Unaudited)
	(Dollars in thousands)
Total cash provided by (used in):
Operating activities	$12,921	$11,555
Investing activities	(1,060)	(1,511)
Financing activities	(5,568)	4,430
Net increase in cash	$6,293	$14,474

Operating Activities

Our net cash provided by operating activities increased by $1.4 million, or 11.8%, for the six months ended January 1, 2017 compared to the six months ended December 27, 2015, to $12.9 million from $11.6 million. This increase was primarily due to higher net income and a decrease in inventory partially offset by an increase in cash payments for income taxes.

Investing Activities

Net cash used in investing activities decreased $0.5 million, or 29.8%, for the six months ended January 1, 2017 compared to the six months ended December 27, 2015. This decrease was due to timing of our capital expenditures.

Financing Activities

Net cash used for financing activities was $5.6 million for the six months ended January 1, 2017 compared to a source of cash provided by financing activity of $4.4 million for the six months ended December 27, 2015. The cash used for financing activities for the six months ended January 1, 2017 primarily related to payments of $2.5 million on our term loan and payments of $3.1 million made on our revolving credit facility.

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

As of January 1, 2017, the current net revolving line of credit availability was $29.8 million and we were in compliance with all financial covenants and no event of default had occurred.

Off-Balance Sheet Arrangements

As of January 1, 2017, we did not have any off-balance sheet financings.

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

Critical Accounting Policies

As of January 1, 2017, there were no significant changes in or changes in the application of our critical accounting policies or estimation procedures from those presented in our Annual Report on Form 10-K.

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

As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of January 1, 2017.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended January 1, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS.

Legal Proceedings

In June 2015, Malibu Boats, LLC (“Malibu”) filed a complaint in the United States District Court for the Eastern District of Tennessee alleging that the Company’s Gen 2 Surf System and NXT Surf System infringe a Malibu patent relating to Malibu’s wake surf technology. The complaint seeks trebled damages in an unspecified amount, attorneys’ fees and an injunction against future infringement. In December 2016, the Company filed a motion with the court for summary judgment of noninfringement, which is currently pending. The trial is scheduled for May 2017. Malibu filed a separate complaint alleging that the Company’s Gen 2 and NXT Surf Systems infringe another patent in February 2016.  As with the previous complaint, Malibu is seeking damages and an injunction.  In December 2016, the Company filed a motion with the court for summary judgment of invalidity, which is currently pending.  Trial in the second case is scheduled for October 2017.  The Company does not believe that Malibu’s claims in either case have merit and intends to defend against these claims vigorously. The Company currently cannot assess the probability of losses, or reasonably estimate the range of losses, related to this matter.

ITEM 1A.RISK FACTORS.

During the quarter ended January 1, 2017, there were no material changes to the risk factors disclosed in “Part I, Item 1A. Risk Factors” in our Annual Report filed on Form 10-K.

ITEM 2.UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES.

None.

ITEM 5.OTHER INFORMATION.

None.

ITEM 6.EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of MCBC Holdings, Inc.	10-K	001-37502	3.1	9/18/15
3.2	Amended and Restated By-laws of MCBC Holdings, Inc.	10-K	001-37502	3.2	9/18/15
10.1	Registration Rights Agreement between MCBC Holdings, Inc. and Wayzata Opportunities Fund II, L.P.; Wayzata Opportunities Fund Offshore II, L.P. and Wayzata Recovery Fund, LLC, dated July 22, 2015	10-K	001-37502	10.2	9/18/15
10.4†	MCBC Holdings, Inc. 2015 Incentive Award Plan	S-1/A	333-203815	10.4	7/15/15
10.5†	Form of Restricted Stock Award Agreement and Grant Notice under 2015 Incentive Award Plan (employee)	S-1/A	333-203815	10.10	7/1/15
10.6†	Form of Stock Option Agreement and Grant Notice under 2015 Incentive Award Plan (employee)	S-1/A	333-203815	10.12	7/7/15
10.7†	Form of Restricted Stock Award Grant Notice under 2015 Incentive Award Plan (director)	S-1/A	333-203815	10.13	7/7/15
10.8†	Senior Executive Incentive Bonus Plan	10-K	001-37502	10.8	9/18/15
10.9†	Non-Employee Director Compensation Policy	S-1/A	333-203815	10.17	7/1/15
10.11†	Employment Agreement between MasterCraft Boat Company and Terry McNew, dated July 26, 2012	S-1/A	333-203815	10.6	6/25/15
10.12†	Employment Agreement between MCBC Holdings, Inc. and Terry McNew, effective as of July 1, 2015	S-1/A	333-203815	10.14	7/7/15
10.13†	Employment Agreement between MCBC Holdings, Inc. and Timothy M. Oxley, effective as of July 1, 2015	S-1/A	333-203815	10.15	7/7/15
10.14†	Employment Agreement between MCBC Holdings, Inc. and Shane Chittum, effective as of July 1, 2015	S-1/A	333-203815	10.16	7/7/15
10.17†	Form of Indemnification Agreement for directors and officers	S-1/A	333-203815	10.9	7/7/15
10.18	Amendment No. 1, dated as of February 18, 2016, to the Amended and Restated Credit and Guaranty Agreement among MasterCraft Boat Company, LLC, MasterCraft Services, Inc., MCBC Hydra Boats LLC, MasterCraft International Sales Administration, Inc. as borrowers and other credit parties, various lenders and Fifth Third Bank as the agent and L/C issuer and lender	8-K	001-37502	10.1	2/19/16
10.19	Second Amended and Restated Credit and Guaranty Agreement, dated May 26, 2016, by and among MasterCraft Boat Company, LLC, MasterCraft Services, Inc., MCBC Hydra Boats LLC, MasterCraft International Sales Administration, Inc. as borrowers and other credit parties, various lenders and Fifth Third Bank as the agent and L/C issuer and lender	8-K	001-37502	10.1	5/27/16
10.20	Amendment No. 1, dated as of August 19, 2016, to the Second Amended and Restated Credit and Guaranty Agreement, dated May 26, 2016, by and among MasterCraft Boat Company, LLC, MasterCraft Services, Inc., MCBC Hydra Boats LLC, MasterCraft International Sales Administration, Inc. as borrowers and other credit parties, various lenders and Fifth Third Bank as the agent and L/C issuer and lender	10-K	001-37502	10.20	9/8/16

10.21†	Form of Performance Stock Unit Award Agreement under 2015 Incentive Award Plan	8-K	001-37502	10.1	8/26/16
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

†Indicates management contract or compensatory plan.

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TERRY MCNEW	President and Chief Executive Officer (Principal Executive Officer) and Director
Terry McNew		February 9, 2017

/s/ TIMOTHY M. OXLEY	Chief Financial Officer (Principal Financial and Accounting Officer), Treasurer and Secretary
Timothy M. Oxley		February 9, 2017