Form 10-Q
period 2017-04-02
MCBC Holdings, Inc.
filed 2017-05-12
CIK 1638290

.

0

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 2, 2017

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

☑     Yes          ☐     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
			
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
			
Emerging growth company	☑		
			

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐     Yes          ☑     No

As of May 8, 2017, there were 18,638,509 shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding.

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

MCBC HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	April 2, 2017	March 27, 2016	April 2, 2017	March 27, 2016

NET SALES	$58,486	$57,030	$170,309	$168,214
COST OF SALES	43,561	41,188	123,289	121,168
GROSS PROFIT	14,925	15,842	47,020	47,046
OPERATING EXPENSES:
Selling and marketing	2,678	2,210	7,176	7,569
General and administrative	7,939	6,064	16,808	24,998
Amortization of intangible assets	26	55	80	166
Total operating expenses	10,643	8,329	24,064	32,733
OPERATING INCOME	4,282	7,513	22,956	14,313
OTHER EXPENSE:
Interest expense	561	82	1,684	1,090
Change in common stock warrant fair value	—	(27)	—	3,374
INCOME BEFORE INCOME TAX EXPENSE	3,721	7,458	21,272	9,849
INCOME TAX EXPENSE	1,480	2,564	8,017	4,408
NET INCOME	$2,241	$4,894	$13,255	$5,441

EARNINGS PER COMMON SHARE:
Basic	$0.12	$0.26	$0.71	$0.31
Diluted	$0.12	$0.26	$0.71	$0.30
WEIGHTED AVERAGE SHARES USED FOR COMPUTATION OF:
Basic earnings per share	18,593,296	18,574,887	18,592,680	17,612,492
Diluted earnings per share	18,625,904	18,779,557	18,607,862	18,143,176

The notes form an integral part of the condensed consolidated financial statements.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	April 2,	June 30,
	2017	2016

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,567	$73
Accounts receivable — net of allowances of $122 and $65, respectively	6,666	2,966
Income tax receivable	1,264	5
Inventories	11,886	13,268
Prepaid expenses and other current assets	2,367	1,780
Total current assets	34,750	18,092
Property, plant and equipment — net	13,179	13,826
Intangible assets — net	16,670	16,750
Goodwill	29,593	29,593
Deferred debt issuance costs — net	511	601
Deferred income taxes	224	3,501
Other	80	170
Total assets	$95,007	$82,533
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$13,771	$13,112
Income tax payable	412	1,108
Accrued expenses and other current liabilities	27,378	22,276
Current portion of long term debt, net of unamortized debt issuance costs	4,778	7,885
Total current liabilities	46,339	44,381
Long term debt, net of unamortized debt issuance costs	40,757	44,342
Unrecognized tax positions	2,653	2,189
Total liabilities	89,749	90,912
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.01 par value per share — authorized, 100,000,000 shares; issued and outstanding, 18,638,509 shares at April 2, 2017 and 18,591,808 shares at June 30, 2016	186	186
Additional paid-in capital	112,757	112,375
Accumulated deficit	(107,685)	(120,940)
Total stockholders' equity (deficit)	5,258	(8,379)
Total liabilities and stockholders' equity (deficit)	$95,007	$82,533

The notes form an integral part of the condensed consolidated financial statements.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Dollars in thousands, except share and per share data)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2016	18,591,808	$186	$112,375	$(120,940)	$(8,379)
Equity-based compensation activity	46,701	—	831	—	831
Offering costs	—	—	(449)	—	(449)
Net income	—	—	—	13,255	13,255
Balance at April 2, 2017	18,638,509	$186	$112,757	$(107,685)	$5,258

The notes form an integral part of the condensed consolidated financial statements.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Dollars in thousands, except share and per share data)

	Nine Months Ended
	April 2, 2017	March 27, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,255	$5,441
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,442	2,545
Inventory obsolescence reserve	243	301
Deferred issuance costs	274	60
Stock-based compensation	520	13,539
Loss on extinguishment of debt	—	716
Change in common stock warrant fair value	—	3,374
Unrecognized tax benefits	464	1,743
Accrued litigation costs	3,111	—
Deferred income taxes	3,277	(3,618)
Net provision of doubtful accounts	57	50

Changes in operating assets and liabilities:
Accounts receivable	(3,757)	(1,722)
Inventories	1,139	(611)
Prepaid expenses and other current assets	(497)	(132)
Income tax receivable	(1,259)	(59)
Accounts payable	659	(1,673)
Income tax payable	(696)	775
Accrued expenses and other current liabilities	1,990	1,837
Net cash provided by operating activities	21,222	22,566

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,715)	(2,426)
Net cash used in investing activities	(1,715)	(2,426)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	91,071
Payments of costs directly associated with offerings	(449)	(7,202)
Excess tax benefits	312	—
Principal payments on long-term debt	(3,750)	(71,250)
Payments on revolving line of credit	(3,126)	(8,189)
Repurchase and retirement of common stock	—	(4,166)
Net cash provided by (used in) financing activities	(7,013)	264
NET CHANGE IN CASH AND CASH EQUIVALENTS	12,494	20,404

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	73	1,167
CASH AND CASH EQUIVALENTS — END OF PERIOD	$12,567	$21,571
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$1,399	$360
Cash payments for income taxes	$5,923	$5,517
SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of shares of common stock warrants	$—	$12,304

The notes form an integral part of the condensed consolidated financial statements.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

1.ORGANIZATION AND NATURE OF BUSINESS

MCBC Holdings, Inc. (the “Company”) was formed on January 28, 2000, as a Delaware holding company that operates primarily through its wholly owned subsidiaries, MasterCraft Boat Company, LLC; MasterCraft Services, Inc.; MasterCraft Parts, Ltd.; and MasterCraft International Sales Administration, Inc. The Company and its subsidiaries collectively are referred to herein as the “Company”.

The Company is a designer and manufacturer of premium inboard tournament ski boats and luxury performance V-drive runabouts under the MasterCraft brand. The Company also leases a parts warehouse in the United Kingdom to expedite service, primarily to dealers and customers in Europe.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the Company's audited consolidated financial statements for the year ended June 30, 2016 and, in the opinion of management, reflect all adjustments considered necessary to present fairly the Company's financial position as of April 2, 2017 and results of its operations, and its cash flows for the nine months ended April 2, 2017 and March 27, 2016 and statement of shareholders' equity for the nine months ended April 2, 2017. All adjustments are of a normal recurring nature. Our interim operating results for the nine months ended April 2, 2017 and March 27, 2016 are not necessarily indicative of the results to be expected in future operating quarters.

There have been no changes in the Company's significant accounting policies or critical accounting estimates for the nine months ended April 2, 2017 as compared with the significant accounting policies described in the Company's audited consolidated financial statements for the financial year ended June 30, 2016.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Secondary Offerings — In December 2016, the Company completed two secondary offerings for a total of 2,995,000 shares of its common stock held by certain entities associated with Wayzata Investment Partners (collectively, the “Selling Stockholders”). The public offering price for the first offering consisting of 1,495,000 shares was $13.35 per share which included 195,000 shares sold by the Selling Stockholders pursuant to the over-allotment option granted to the underwriter, which was exercised concurrently with the closing of the secondary offering. The public offering price for the second offering consisting of 1,500,000 shares was $13.45 per share. The Company received no proceeds from the secondary offerings. The Company incurred $181 for offering expenses during December 2016, which are reflected as a reduction to paid-in capital. Wayzata Investment Partners has now divested of all outstanding shares of our common stock. Acquired in connection with our initial public offering

Follow-on Offering — In September 2016, the Company completed a follow-on offering of 4,600,000 shares of its common stock held by the Selling Stockholders at a public offering price of $10.25 per share. This included 600,000 shares sold by the Selling Stockholders pursuant to the over-allotment option granted to the underwriters, which was exercised concurrently with the closing of the follow-on offering. The Company received no proceeds from the follow-on offering. The Company paid $254 for offering expenses incurred during September 2016, which are reflected as a reduction to paid-in capital.

Recently Issued Accounting Standards — In July 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2015-11, Simplifying the Measurement of Inventory.  This ASU changes the measurement principle for inventories valued under the First-In, First-Out (“FIFO”) or weighted-average methods from the lower of cost or market to the lower of cost and net realizable value.  Net realizable value is defined by the FASB as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods with early adoption permitted. The Company is currently evaluating the impact this new guidance, but does not expect it will have a material impact.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This guidance identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This ASU is effective for annual reporting periods

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

beginning after December 15, 2016, and interim periods within those annual periods with early adoption permitted. The Company is currently evaluating the impact this new guidance, but does not expect it will have a material impact.

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

In May 2014, the FASB and International Accounting Standards Board jointly issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which includes new principles-based accounting guidance for revenue recognition that will supersede virtually all existing revenue guidance. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. To achieve the core principle, the guidance establishes the following five steps: 1) identify the contract(s) with a customer, 2) identify the performance obligation in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also details the accounting treatment for costs to obtain or fulfill a contract. Lastly, disclosure requirements have been enhanced to provide sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB announced that the implementation date would be delayed by one year. During 2016, the FASB issued certain amendments to clarify and improve the implementation of the guidance in ASU 2014-09. The effective date and transition requirements for these amendments and ASU 2014-09 are now for annual and interim periods beginning after December 15, 2017.  The Company will adopt this guidance for our fiscal year beginning July 1, 2018.  The Company is currently evaluating the impact this new guidance is expected to have on our financial position or results of operations and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This guidance eliminates Step 2 from the goodwill impairment test. Instead, an entity should recognize an impairment charge for the amount by which the carrying value exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2019. The Company is currently evaluating the effect that the adoption of this new guidance is expected to have on our financial position or results of operations and related disclosures.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

3.INVENTORIES

Inventories consisted of the following:

	April 2, 2017	June 30, 2016
Raw materials and supplies	$6,732	$5,420
Work in process	1,528	2,196
Finished goods	4,201	5,984
Obsolescence reserve	(575)	(332)
Total inventories	$11,886	$13,268

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	April 2, 2017	June 30, 2016
Prepaid photo shoot	$449	$650
Insurance	1,104	591
Trade show deposits	5	133
Other	809	406
Total prepaid expenses and other current assets	$2,367	$1,780

5.ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	April 2, 2017	June 30, 2016
Warranty	$12,093	$11,392
Self-insurance	932	809
Compensation and related accruals	2,160	1,706
Inventory repurchase contingent obligation	995	742
Interest	1,297	1,178
Dealer incentives	4,206	4,336
Other	5,695	2,113
Total accrued expenses and other current liabilities	$27,378	$22,276

The following table provides a roll forward of the accrued warranty liability:

Beginning balance - June 30, 2016	$11,392
Provisions	3,553
Payments made	(2,227)
Adjustments to preexisting warranties	(625)
Ending balance - April 2, 2017	$12,093

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

The following tables summarize the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the consolidated balance sheets:

	April 2, 2017
	Level 1	Level 2	Level 3
Asset — interest rate cap	$—	$98	$—

There were no financial assets or liabilities subject to fair value measurements at June 30, 2016. The interest rate cap is valued utilizing pricing models taking into account inputs such as interest rates and notional amounts. Fair value measurements for the Company’s interest rate cap are classified under Level 2 because such measurements are based on significant other observable inputs. There were no transfers of assets or liabilities between Level 1 and Level 2 during the nine months ended April 2, 2017.

7. LONG-TERM DEBT

Long-term debt outstanding is as follows:

	April 2, 2017	June 30, 2016
Revolving credit facility	$—	$3,126
Senior secured term loan	46,250	50,000

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Debt issuance costs on term loan	(715)	(899)
Total debt	45,535	52,227
Less current portion of long-term debt	5,000	8,126
Less current portion of debt issuance costs on term loan	(222)	(241)
Long-term debt — less current portion	$40,757	$44,342

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

As of April 2, 2017, the Company had no borrowings outstanding on its Revolving Credit Facility and $3,126 in borrowings outstanding as of June 30, 2016. Availability under the Revolving Credit Facility is reduced by letters of credit. There were specified letters of credit outstanding of $250 at April 2, 2017 and June 30, 2016. As of April 2, 2017 and June 30, 2016, availability under the Revolving Credit Facility was $29,750 and $26,624, respectively, and unamortized deferred financing costs were $511 and $601, respectively.

As of April 2, 2017 and June 30, 2016, the Company's total unamortized deferred financing costs were $1,226 and $1,500 respectively. These costs are being amortized over the term of the Amended Credit Agreement. As of April 2, 2017 the Company was in compliance with all of its debt covenants under its Term Loan and Revolving Credit Facility.

8. INCOME TAXES

The Company’s provision for income taxes as a percentage of pretax earnings (“effective tax rate”) is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items.  During the nine months ended April 2, 2017 the effective tax rate was 37.7%.  The rate was higher than the federal statutory rate of 35% primarily due to the inclusion of the state tax rate in the overall effective rate.

9. COMMITMENTS AND CONTINGENCIES

In June 2015, Malibu Boats, LLC (“Malibu”) filed a complaint in the United States District Court for the Eastern District of Tennessee alleging that the Company’s Gen 2 Surf System and NXT Surf System infringe a Malibu patent relating to Malibu’s wake surf technology. The complaint sought treble damages in an unspecified amount, attorneys’ fees and an injunction against future infringement. In December 2016, the Company filed a motion with the court for summary judgment of noninfringement. The trial was scheduled for August 2017. Malibu filed a separate complaint alleging that the Company’s Gen 2 and NXT Surf Systems infringe another patent in February 2016. As with the previous complaint, Malibu sought damages and an injunction. In December 2016, the Company filed a motion with the court for summary judgment of invalidity. Trial in the second case was scheduled for October 2017. On May 2, 2017, the Company and Malibu entered into a Settlement Agreement (the “Settlement Agreement”) to settle the lawsuits filed by Malibu in the U.S. District Court for the Eastern District of Tennessee alleging infringement by MasterCraft of two of Malibu’s patents. Under the terms of the Settlement Agreement, the Company will make a one-time payment of $2,500 and has entered into

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

a license agreement for the payment of future royalties for boats sold by the Company using the licensed technology. The parties agreed to dismiss all claims in the patent litigation.

10. EARNINGS PER SHARE

The following table sets forth the computation of the Company’s earnings per share:

	Three Months Ended		Nine Months Ended
	April 2, 2017	March 27, 2016	April 2, 2017	March 27, 2016
Net income	$2,241	$4,894	$13,255	$5,441
Weighted average common shares — basic	18,593,296	18,574,887	18,592,680	17,612,492
Dilutive effect of assumed exercises of stock options	—	57,141	—	59,097
Dilutive effect of assumed restricted share awards\units	32,608	129,772	15,182	358,037
Dilutive effect of assumed exercises of common stock warrant	—	17,757	—	113,550
Weighted average outstanding shares — diluted	18,625,904	18,779,557	18,607,862	18,143,176
Basic earnings per share	$0.12	$0.26	$0.71	$0.31
Diluted earnings per share	$0.12	$0.26	$0.71	$0.30

For the three months ended April 2, 2017, the weighted average shares that were anti-dilutive, and therefore excluded from the computation of diluted earnings per share included options to purchase 122,640 shares of common stock. For the three months ended March 27, 2016, the weighted average shares that were anti-dilutive, and therefore excluded from the computation of diluted earnings per share included options to purchase 137,786 shares of common stock.

For the nine months ended April 2, 2017, the weighted average shares that were anti-dilutive, and therefore excluded from the computation of diluted earnings per share included 11,023 restricted stock awards and options to purchase 122,640 shares of common stock. For the nine months ended March 27, 2016, the weighted average shares that were anti-dilutive, and therefore excluded from the computation of diluted earnings per share included options to purchase 124,480 shares of common stock.

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

In August 2016, the Company granted to certain employees 28,391 shares of restricted stock awards (“RSAs”) under the 2015 Plan at a per share fair value of $11.85, which is the market value of the Company’s common stock on the grant date. The RSAs will vest in three equal annual installments. In addition, the Company granted 10,770 RSAs under the 2015 Plan to certain non-employee directors for their annual equity award at a per share fair value of $11.85. In December 2016, the Company granted 5,572 RSAs under the 2015 Plan to its two new non-employee directors for their pro-rata portion of their annual equity award at a per share fair value of $13.47. In January 2017, the Company granted 1,968 RSAs under the

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

2015 Plan to its new non-employee directors for the pro-rata portion of their annual equity award at a per share fair value of $14.63. During the nine months ended April 2, 2017, the Company recognized $222 in stock-based compensation expense from these restricted stock awards.

In August 2016, the Company granted 42,587 performance stock units (“PSUs”) under its 2015 Plan to certain employees at a per share fair value of $11.85, which is the market value of the Company’s common stock on the grant date.  The awards will be earned based upon the Company’s obtainment of certain performance criteria over a three-year period. The performance period for the awards are a three-year period commencing July 1, 2016 and ending June 30, 2019.  Following the determination of the Company’s achievement with respect to the performance criteria, the amount of shares awarded will be subject to adjustment based upon the application of a total shareholder return (“TSR”) modifier. The Company recognized $107 in stock-based compensation expense from these PSUs during the nine months ended April 2, 2017.

In July 2015, the Company granted 137,786 non-qualified stock options (“NSOs”) to certain employees at an option price equal to the $15.00 per share of the Company’s common stock, which was the initial public offering price, which will vest in 25% increments annually on each of the first four anniversaries of the grant date. In June 2016, the Company reduced the exercise price of these options by $4.30 per share, which was the amount of the special cash dividend paid in June 2016. Therefore, the exercise price of the options is now $10.70 per share. The other terms of the options remained unchanged. During the three months ended March 27, 2016, there were 15,146 stock options forfeited. We estimated the grant date fair value of stock options using the Black-Scholes pricing model assuming a risk-free interest rate of 1.93%, an expected term of 6.25 years, no dividend yield and a volatility rate of 56.7%. The Company recognized from these NSOs $191 and $177 in stock-based compensation expense during the nine months ended April 2, 2017 and March 27, 2016, respectively.

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

We sell our boats through an extensive network of independent dealers in North America and internationally. We partner with 98 North American dealers with 157 locations and 41 international dealers with 68 locations throughout the rest of the world. For the nine months ended April 2, 2017, 90.7% of our net sales were generated from North America and 9.3% of our net sales were generated from outside of North America.

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

Recent Transactions

Secondary Offerings

In December 2016, we completed two secondary offerings for a total of 2,995,000 shares of common stock held by certain entities associated with Wayzata Investment Partners (collectively, the “Selling Stockholders”). The public offering price for the first offering consisting of 1,495,000 shares was $13.35 per share which included 195,000 shares sold by the Selling

Stockholders pursuant to the over-allotment option granted to the underwriter, which was exercised concurrently with the closing of the secondary offering. The public offering price for the second offering consisting of 1,500,000 shares was $13.45 per share. We received no proceeds from the secondary offerings. We incurred $0.2 million for offering expenses during December 2016, which are reflected as a reduction to paid-in capital. Wayzata Investment Partners has now divested of all outstanding shares of our common stock acquired in connection with our initial public offering.

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

Seasonality and Other Factors That Affect Our Business

Our operating results are subject to annual and seasonal fluctuations resulting from a variety of factors, including:

•

seasonal variations in retail demand for boats, with a significant majority of sales occurring during peak boating season, which we attempt to manage by providing incentive programs and floor plan subsidies to encourage dealer purchases throughout the year, which may include offering off-season retail promotions to our dealers in seasonally slow months, during and ahead of boat shows, to encourage retail demand;

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

	Three Months Ended		Nine Months Ended
	April 2, 2017	March 27, 2016	April 2, 2017	March 27, 2016
	(Unaudited)
	(Dollars in thousands)
Consolidated statement of operations:

Net sales	$58,486	$57,030	$170,309	$168,214
Cost of sales	43,561	41,188	123,289	121,168
Gross profit	14,925	15,842	47,020	47,046
Operating expenses:
Selling and marketing	2,678	2,210	7,176	7,569
General and administrative	7,939	6,064	16,808	24,998
Amortization of intangible assets	26	55	80	166
Total operating expenses	10,643	8,329	24,064	32,733
Operating income	4,282	7,513	22,956	14,313
Other expense:
Interest expense	561	82	1,684	1,090
Change in common stock warrant fair value	—	(27)	—	3,374
Income before income tax expense	3,721	7,458	21,272	9,849
Income tax expense	1,480	2,564	8,017	4,408
Net income	$2,241	$4,894	$13,255	$5,441
Additional financial and other data:
Unit volume:
MasterCraft	741	701	2,090	2,079
Net sales	$58,486	$57,030	$170,309	$168,214
Net sales per unit	$79	$81	$81	$81
Gross margin	25.5%	27.8%	27.6%	28.0%

Three months ended April 2, 2017 Compared to Three months ended March 27, 2016

Net Sales.  Net sales for the three months ended April 2, 2017, increased 2.6%, or $1.5 million to $58.5 million compared to $57.0 million for the three months ended March 27, 2016. The increase was primarily due to an increase in unit sales volume of 40 units, or 5.7% and favorable pricing and product mix, partially offset by the rebates associated with exceptionally high retail demand from our winter sales program.

Cost of Sales.  Our cost of sales increased $2.4 million, or 5.8%, to $43.6 million for the three months ended April 2, 2017 compared to $41.2 million for the three months ended March 27, 2016. The increase in cost of sales resulted primarily from a 5.7% increase in total unit volume. Our cost of sales per unit was flat for the three months ended April 2, 2017 when compared to the three months ended March 27, 2016.

Gross Profit.  For the three months ended April 2, 2017, our gross profit decreased $0.9 million, or 5.8%, to $14.9 million compared to $15.8 million for the three months ended March 27, 2016. Gross margin decreased to 25.5% for the three months ended April 2, 2017 compared to 27.8% for the three months ended March 27, 2016. The decrease in gross profit and gross margin resulted primarily from rebates associated with increased retail demand from our winter sales program partially offset by price increases, favorable product mix and sales of higher content option packages.

Operating Expenses.  Selling and marketing expense increased $0.5 million, or 21.2%, to $2.7 million for the three months ended April 2, 2017 compared to $2.2 million for the three months ended March 27, 2016. This increase resulted mainly from increases in selling and marketing expenditures tied to the timing of launch and promotion activity. General and administrative expense increased by $1.8 million, or 30.9%, to $7.9 million for the three months ended April 2, 2017 compared to $6.1 million for the three months ended March 27, 2016. This increase resulted mainly from an increase of $3.9 million for legal and advisory fees related to our litigation with Malibu Boats, which includes a $2.5 million charge to settle the Malibu patent case, partially offset by $1.1 million in reduced stock-based compensation cost. Operating expenses as a percentage of net sales was 18.2% during the three months ended April 2, 2017 compared to 14.6% for the three months ended March 27, 2016. This increase was the result of increase in selling and marketing expenses and general and administrative expenses described above.

Other Expense.  Interest expense increased for the three months ended April 2, 2017 compared to the three months ended March 27, 2016. The increase is due to interest expense incurred on our Second Amended and Restated Credit and Guaranty Agreement entered into in May 2016.

Income Tax Expense.  Our income tax expense was $1.5 million for the three months ended April 2, 2017, reflecting an effective tax rate of 39.8%.  Our effective tax rate during the three months ended April 2, 2017 differs from the 35% statutory rate primarily due to the inclusion of the state tax rate in the overall effective rate.

Nine months ended April 2, 2017 Compared to Nine months ended March 27, 2016

Net Sales.  Net sales for the nine months ended April 2, 2017, increased 1.2%, or $2.1 million to $170.3 million compared to $168.2 million for the nine months ended March 27, 2016. The increase was primarily due to an increase in our net sales per unit, which increased by 0.7% due primarily to price increases, as well as increased sales of higher content option packages, which was partially offset by rebates associated with exceptionally high retail demand from our winter sales program.  The increase was also due to an increase unit volume of 11 units, or 0.5%.

Cost of Sales.  Our cost of sales increased $2.1 million, or 1.7%, to $123.3 million for the nine months ended April 2, 2017 compared to $121.2 million for the nine months ended March 27, 2016. The increase in cost of sales resulted primarily from a 0.5% increase in total unit volume and an increase in our cost of sales per unit of 1.2% due primarily to increased sales of higher content option packages. This was partially offset by lower warranty costs.

Gross Profit.  For the nine months ended April 2, 2017, our gross profit was flat at $47.0 million when compared to the nine months ended March 27, 2016. Gross margin stood at 27.6% for the nine months ended April 2, 2017 compared to 28.0% for the nine months ended March 27, 2016.

Operating Expenses.  Selling and marketing expense decreased $0.4 million, or 5.2%, to $7.2 million for the nine months ended April 2, 2017 compared to $7.6 million for the nine months ended March 27, 2016. This decrease resulted mainly from reduced spending on the MasterCraft Throwdown event as well as reductions in selling and marketing expenditures tied to the timing of launch and promotion activity. General and administrative expense decreased by $8.2 million, or 32.8%, to $16.8 million for the nine months ended April 2, 2017 compared to $25.0 million for the nine months ended March 27, 2016. This decrease resulted mainly from $13.0 million in reduced stock-based compensation cost partially offset by an increase of $5.2 million in legal and advisory fees related to our litigation with Malibu Boats, which includes a $2.5 million charge to settle the Malibu patent case. Operating expenses as a percentage of net sales was 14.1% during the nine months ended April 2, 2017 compared to 19.5% for the nine months ended March 27, 2016. This decrease was the result of the decrease in general and administrative expenses and selling and marketing expenses described above.

Other Expense.  Interest expense increased for the nine months ended April 2, 2017 compared to the nine months ended March 27, 2016. The increase is due to interest expense incurred on our Second Amended and Restated Credit and Guaranty Agreement entered into in May 2016, partially offset by the write-off of deferred financing costs related to the debt extinguishment that occurred following our initial public offering in the nine months ended March 27, 2016. Change in common stock warrant fair value for the nine months ended April 2, 2017 decreased $3.4 million compared to the nine months ended March 27, 2016, as all warrants were exercised during fiscal 2016.

Income Tax Expense.  Our income tax expense was $8.0 million for the nine months ended April 2, 2017, reflecting an effective tax rate of 37.7%.  Our effective tax rate during the nine months ended April 2, 2017 differs from the 35% statutory rate primarily due to the inclusion of the state tax rate in the overall effective rate. Our effective tax rate during the nine months ended March 27, 2016 differs from the statutory rate primarily due to the change in fair value of the common stock warrant.

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

The following table sets forth a reconciliation of Adjusted EBITDA to net income as determined in accordance with GAAP for the periods indicated:

	Three Months Ended		Nine Months Ended
	April 2, 2017	March 27, 2016	April 2, 2017	March 27, 2016
	(Unaudited)
	(Dollars in thousands)
Net income	$2,241	$4,894	$13,255	$5,441
Income tax expense	1,480	2,564	8,017	4,408
Interest expense	561	82	1,684	1,090
Depreciation and amortization	821	878	2,442	2,545
EBITDA	5,103	8,418	25,398	13,484
Change in common stock warrant fair value(a)	—	(27)	—	3,374
Transaction expense(b)	4	—	63	124
Litigation charge(c)	4,295	397	5,948	773
Stock-based compensation	215	1,310	520	13,539
Adjusted EBITDA	$9,617	$10,098	$31,929	$31,294
Adjusted EBITDA Margin(d)	16.4%	17.7%	18.7%	18.6%

(a)	Represents non-cash expense related to changes in the fair market value of our common stock warrant.

(b)	Represents fees and expenses associated with our secondary offering, follow-on offering and initial public offering.

(c)	Represents legal and advisory fees related to our litigation with Malibu Boats, LLC, which includes settling the Malibu patent case.

(d)	We define Adjusted EBITDA margin as Adjusted EBITDA expressed as a percentage of sales.

The following table sets forth a reconciliation of Adjusted net income to net income as determined in accordance with GAAP for the periods indicated:

	Three Months Ended		Nine Months Ended
	April 2, 2017	March 27, 2016	April 2, 2017	March 27, 2016
	(Unaudited)
	(Dollars in thousands, except share and per share amounts)
Net income	$2,241	$4,894	$13,255	$5,441
Income tax expense	1,480	2,564	8,017	4,408
Change in common stock warrant fair value(a)	—	(27)	—	3,374
Transaction expense(b)	4	—	63	124
Litigation charge(c)	4,295	397	5,948	773
Stock-based compensation	215	1,310	520	13,539
Adjusted net income before income taxes	8,235	9,138	27,803	27,659
Adjusted income tax expense(d)	2,965	3,290	10,009	9,957
Adjusted net income	$5,270	$5,848	$17,794	$17,702

Pro-forma Adjusted net income per common share
Basic	0.28	0.32	0.96	0.97
Diluted	0.28	0.31	0.95	0.94
Pro-forma weighted average shares used for the computation of:
Basic Adjusted net income per share(e)	18,593,296	18,546,346	18,593,296	18,181,071
Diluted Adjusted net income per share(e)	18,722,582	18,603,487	18,704,546	18,832,561

(a)	Represents non-cash expense related to changes in the fair market value of our common stock warrant.

(b)	Represents fees and expenses associated with our secondary offering, follow-on offering and initial public offering.

(c)	Represents legal and advisory fees related to our litigation with Malibu Boats, LLC, which includes settling the Malibu patent case.

(d)	Reflects income tax expense at an estimated normalized annual effective income tax rate of 36.0% for the periods presented.

(e)

The weighted average shares used for computation of pro-forma diluted earnings per common share gives effect to the 45,213 shares of restricted stock awards, the 42,586 performance stock units granted under the 2015 Incentive Award Plan during the three months ended April 2, 2017 and 41,487 shares for the dilutive effect of stock options. The average of the prior quarters is used for computation of the nine month ended periods.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance working capital and fund capital expenditures. Our principal source of funds is cash generated from operating activities. As of April 2, 2017, we had borrowing availability of $29.8 million under our revolving credit facility. We believe our cash from operations, along with borrowings under our revolving credit facility, will be sufficient to provide for our working capital and capital expenditures for at least the next 12 months. The following table summarizes the cash flows from operating, investing, and financing activities:

	Nine Months Ended
	April 2, 2017	March 27, 2016
	(Unaudited)
	(Dollars in thousands)
Total cash provided by (used in):
Operating activities	$21,222	$22,566
Investing activities	(1,715)	(2,426)
Financing activities	(7,013)	264
Net increase in cash	$12,494	$20,404

Operating Activities

Our net cash provided by operating activities decreased by $1.4 million, or 6.0%, for the nine months ended April 2, 2017 compared to the nine months ended March 27, 2016, to $21.2 million from $22.6 million. This decrease was primarily due to an increase in accounts receivable due to timing of sales activity and an increase in cash payments for income taxes partially offset by an increase in net income and a decrease in inventory.

Investing Activities

Net cash used in investing activities decreased $0.7 million, or 29.3%, for the nine months ended April 2, 2017 compared to the nine months ended March 27, 2016. This decrease was due to timing of our capital expenditures.

Financing Activities

Net cash used for financing activities was $7.0 million for the nine months ended April 2, 2017 compared to a source of cash provided by financing activity of $0.3 million for the nine months ended March 27, 2016. The cash used for financing activities for the nine months ended April 2, 2017 primarily related to payments of $3.8 million on our term loan and payments of $3.1 million made on our revolving credit facility.

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

As of April 2, 2017, the current net revolving line of credit availability was $29.8 million and we were in compliance with all financial covenants and no event of default had occurred.

Off-Balance Sheet Arrangements

As of April 2, 2017, we did not have any off-balance sheet financings.

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

Critical Accounting Policies

As of April 2, 2017, there were no significant changes in or changes in the application of our critical accounting policies or estimation procedures from those presented in our Annual Report on Form 10-K.

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

As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of April 2, 2017.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended April 2, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS.

Legal Proceedings

In June 2015, Malibu Boats, LLC (“Malibu”) filed a complaint in the United States District Court for the Eastern District of Tennessee alleging that the Company’s Gen 2 Surf System and NXT Surf System infringe a Malibu patent relating to Malibu’s wake surf technology. The complaint sought treble damages in an unspecified amount, attorneys’ fees and an injunction against future infringement. In December 2016, the Company filed a motion with the court for summary judgment of noninfringement. The trial was scheduled for August 2017. Malibu filed a separate complaint alleging that the Company’s Gen 2 and NXT Surf Systems infringe another patent in February 2016. As with the previous complaint, Malibu sought damages and an injunction. In December 2016, the Company filed a motion with the court for summary judgment of invalidity. Trial in the second case was scheduled for October 2017. On May 2, 2017, the Company and Malibu entered into a Settlement Agreement (the “Settlement Agreement”) to settle the lawsuits filed by Malibu in the U.S. District Court for the Eastern District of Tennessee alleging infringement by MasterCraft of two of Malibu’s patents. Under the terms of the Settlement Agreement, the Company will make a one-time payment of $2,500 and has entered into a license agreement for the payment of future royalties for boats sold by the Company using the licensed technology. The parties agreed to dismiss all claims in the patent litigation.

ITEM 1A.RISK FACTORS.

During the quarter ended April 2, 2017, there were no material changes to the risk factors disclosed in “Part I, Item 1A. Risk Factors” in our Annual Report filed on Form 10-K.

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

Signature	Title	Date

/s/ TERRY MCNEW	President and Chief Executive Officer (Principal Executive Officer) and Director
Terry McNew		May 11, 2017

/s/ TIMOTHY M. OXLEY	Chief Financial Officer (Principal Financial and Accounting Officer), Treasurer and Secretary
Timothy M. Oxley		May 11, 2017