Form 10-K
period 2017-06-30
MCBC Holdings, Inc.
filed 2017-09-08
CIK 1638290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2017

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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐     Yes          ☑     No

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter, which ended January 1, 2017 and based on the closing sale price as reported on the NASDAQ Global Select Market system, was approximately $271,090,256. As of September 7, 2017, there were 18,637,445 shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2017 annual meeting of stockholders, which will be filed no later than 120 days after the close of the registrant’s fiscal year ended June 30, 2017, are incorporated by reference into Part III of this report.

MCBC HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2017

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

BASIS OF PRESENTATION

Our fiscal year begins on July 1 and ends on June 30 with the interim quarterly reporting periods consisting of thirteen weeks. Therefore, the quarter end will not always coincide with the date of the end of the calendar month. We refer to our fiscal years based on the calendar-year in which they end. Accordingly, references to fiscal 2017, fiscal 2016 and fiscal 2015 represent our financial results for the fiscal years ended June 30, 2017, June 30, 2016 and June 30, 2015, respectively. For ease of reference, we identify our fiscal years in this Form 10-K by reference to the period from July 1 to June 30 of the year in which the fiscal year ends. For example, “fiscal 2017” refers to our fiscal year ended June 30, 2017.

Unless the context otherwise requires, the terms “MasterCraft,” the “Company,” ”we,” and “us” in this Form 10-K refer to MCBC Holdings, Inc. and its consolidated subsidiaries.

PART I

ITEM 1.BUSINESS

Our Company

We are a world-renowned innovator, designer, manufacturer, and marketer of premium performance sport boats, with a leading market position in the U.S., a strong international presence, and dealers in 39 countries around the world. Our boats are used for water skiing, wakeboarding, and wake surfing, as well as general recreational boating. We believe that MasterCraft is the most recognized brand name in the performance sport boat category. Founded in 1968, we have cultivated our iconic brand image through a rich history of industry-leading innovation, which has led to numerous industry achievements, awards, and accolades. Our robust product portfolio of performance sport boats is manufactured to the highest specifications in quality, performance, and styling.

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

Our Market Opportunity

During 2016, retail sales of new powerboats in the U.S. totaled $8.3 billion. Of the categories defined and tracked by the National Marine Manufacturers Association (“NMMA”) our core market corresponds most directly to the inboard ski/wakeboard category, which we refer to as the performance sport boat category. We believe our addressable market also includes similar and adjacent powerboat categories identified by the NMMA, including sterndrive boats, outboard boats, and jet boats.

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

As the recovery in the general economy and overall boating industry from the economic downturn that commenced in 2008 has continued, the performance sport boat category has experienced a robust recovery. According to Statistical Surveys, Inc. (“SSI”), new unit sales of performance sport boats in the U.S. increased at a compound annual growth rate (“CAGR”) of 12.6% from 2013 to 2016 while new unit sales of all fiberglass power boats contracted at a CAGR of 5.5% in the U.S. over the same period. We believe the performance sport boat category has grown at a faster rate due to increased innovation in the features, designs, and layouts of performance sport boats. These innovations have improved the performance, functionality, and versatility of these boats as compared with other recreational powerboats, particularly boats in the sterndrive category, which have not experienced the same degree of innovation. We believe inboard boats are superior to sterndrive boats for tow sports such as water skiing, wakeboarding, and wake surfing for several reasons, including (i) the larger and more propulsive wakes that only inboard engine configurations can enable, (ii) enhanced rider safety as a result of the location of the inboard propeller underneath the boat instead of protruding from the stern, as is generally the case with boats in the sterndrive category, and (iii) relatively more passenger and storage space due to the location of the inboard engine housing.

Performance sport boats have also continued to take share from other powerboat categories, in particular the sterndrive category, with new performance sport boat unit sales volume steadily increasing from 2002 through 2016 as a percentage of the total combined new unit sales volume of performance sport and sterndrive boats. We believe our strong market share position and broad offering of boat models and features will continue to attract customers from other powerboat categories to our performance sport boats. While the performance sport boat category has grown in recent years, new unit sales remained significantly below historical peaks. According to NMMA, the 8,782 new performance sport boat units sold in 2016 were approximately 30% below the observed peak in 2006.

The expanding popularity of boating has also contributed to the strong recovery in volumes. We believe we are well-positioned to benefit from the increased popularity of recreational boating and the resulting larger prospective customer base.

Our Strengths

Iconic Brand Synonymous with Quality, Innovation, and Performance.  We believe the MasterCraft brand is well-known among boating enthusiasts for high performance, premier quality, and relentless innovation. We believe that the market recognizes MasterCraft as a premier brand in the performance sport boat category due to the overall superior value proposition that our boats deliver to our customers.

The MasterCraft brand is built on a carefully crafted set of defining principles:

•

Legacy:  Our heritage of successful product innovations has contributed to our status as one of the most widely recognized brands in the boating industry. We work tirelessly every day to maintain our iconic brand reputation relative to our competition.

•

Power:  MasterCraft boats are renowned for their superior performance. For example, our flagship water ski boat, the ProStar, is widely recognized as the premier three-event ski boat in the industry and has been responsible for driving a number of world record ski and ski jumping performances since its launch. Notable achievements include the World Men’s Ski Flying Record of 312 feet and records in over 50 events at the 2014 World 35+ Water Ski Championships, as well as numerous personal records for amateur skiers around the world.

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

•

Progression:  Our brand is known to represent innovation and achievement. For example, only MasterCraft offers the most boats with a longer, more powerful “Zone 4” surfing wake, which was introduced on the MasterCraft X23, the winner of the 2015 NMMA Innovation Award. “Zone 4” wakes are measured as 15 to 20 feet from the swim platform of the boat and provide more traversable wave surface area and the ability to surf bigger boards. We have pioneered multiple technological innovations in the industry, many of which have advanced the performance standards of our industry and have garnered innovation awards from organizations such as the NMMA and Boating Writers International.

Leading Market Share Position in Performance Sport Boat Category.  Over the last decade, we have consistently held a leading market share position in the U.S. among manufacturers of premium performance sport boats based on unit volume. According to SSI our U.S. market share in December of 2016 was 21.5%. We believe our sales have grown as dealers and customers continue to recognize the superior quality, performance, styling, and value of our recently released boats and that we are just starting to realize the market share benefits of the many recent new product offerings and product enhancement initiatives that our management team has implemented during the past several years. For example, our MasterCraft NXT line of entry-level boats further increases our market share as it represents our first offering in this market segment, which accounts for approximately one-third of the performance sport boat category.

Industry-Leading Product Design and Innovation.  We believe that our innovation in the design of new boat models and new features has been a key to our success, helping us maintain our market share, command higher price points, and generally broaden the appeal of our products among recreational boaters. As a result of the features we have introduced, we believe that our boats are used for an increasingly wide range of activities. Our commitment to consistently developing new boat models and introducing new features is reflected in several notable recent achievements, including NMMA Innovation Awards for our ProStar water skiing boat, Gen 2 integrated surf system, X23 performance tow boat and the DockStar Handling System. These MasterCraft products helped us win our sixth Innovation Awards in seven years for the performance sport boat category presented by the NMMA at the 2016 Miami Boat Show. Recently we launched the new Dockstar Handling System which is an innovative flanking rudder system that allows drivers to easily maneuver tight spaces and crowded marinas in reverse. Our entire product portfolio has been renewed in the past five years, giving us the newest overall product offering in the performance sport boat category, which we believe positions us for strong growth in the coming periods.

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

Strong Dealer Network.  We have worked extensively with our dealers to develop what we believe is the strongest dealer network in the performance sport boat category. Our extensive dealer network allows us to distribute our products more effectively than our competitors. We target our distribution on the category’s highest performing dealers, with more of our dealers placing in Boating Industry magazine’s Top 20 Dealers than any of our competitors in the performance sport boat category. We have established operating processes focused on optimizing dealers’ financial performance and service, and with a track record of balancing wholesale inventory and retail sales we are better able to manage dealer inventory, allowing for more transparent sales estimates and strong dealer relationships. In addition, we have a “stem-to-stern” five-year warranty for all of our product lines. We believe our warranty is simpler and more transparent than those of our competitors, and provide consumers with more peace of mind. This industry-leading warranty encourages customers to continue to visit our dealers for servicing, creating additional opportunities for boat trade-ins and purchases of accessories, thereby improving our dealers’ sales rates and financial health. These actions have strengthened our existing dealer network and are driving increased interest from new potential dealers who want to join the MasterCraft platform.

Differentiated Sales and Marketing Capabilities.  We believe our marketing efforts support the MasterCraft brand promise by focusing on the superior MasterCraft value proposition and differentiating the performance and features of our boats. To highlight our performance credibility and generate additional brand excitement, we sponsor the #2, #3, and #5 ranked professional wakeboarding athletes, the #2 ranked water ski jumper, and the #3 ranked male and #3 ranked female water skiers, who all trust the performance of our boats to enhance their careers. In addition, we partner with The Enthusiast Network Media Group (“TEN”), a leading action sports media company with an annual audience of approximately 158 million people, and avid surfers Donavon Frankenreiter and Kelia “Sister” Moniz to promote our boats’ wake surfing capabilities and our brand lifestyle. We also partner with other innovative athletes and brands such as Travis Pastrana, Gregg Godfrey, GoPro, Nixon, Hobie, ESPN, Von Zipper, Sun Bum, Blackberry Farm, Kaboo Music Festival, Stance and Sanuk, all offering compelling co-marketing opportunities to expand our brand’s lifestyle positioning. We believe our superior sales and marketing capabilities effectively communicate our performance, styling, quality, authenticity, and lifestyle, resulting in increased overall customer engagement.

Highly Experienced Management Team.  We have a highly seasoned and effective management team. With an average of more than 28 years of boating industry experience, our management team has proven its ability to develop and integrate new product lines, enhance operations, strengthen our distribution network, and recruit industry talent. Senior management additions over the past few years have driven improvements to our manufacturing, quality, and product development systems and processes, which have collectively accelerated performance improvements as unit volumes have increased. Our President and Chief Executive Officer, Terry McNew, has 30 years of boating industry experience. He joined MasterCraft in August 2012 after serving as Executive Vice President of Brunswick Corp’s recreational boat group, where he was in charge of manufacturing, product development, and engineering and quality systems. His leadership has helped us implement dramatic process improvements contributing to superior results. Tim Oxley, our Chief Financial Officer, has spent 27 years in the boating industry, including 11 years with MasterCraft, following 16 years with Brunswick Corp. where he served as Chief Financial Officer of several operating divisions.

Our Strategy

We intend to continue to capitalize on the ongoing recovery in the broader boating industry and performance sport boat category through the following strategies:

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

Penetrate the Entry-Level and Mid-Line Segments of the Performance Sport Boat Category.  Our near-term product development strategy is to expand our product line to reach underserved segments of the performance sport boat category that are distinct from our traditional customer base. We believe the launch of our MasterCraft NXT product line has made the MasterCraft brand more accessible to a much broader demographic of the recreational boating industry. With the NXT product line, we are targeting a new market segment for MasterCraft with a product that offers the highest levels of quality, style, reliability, functionality, and performance expected from our MasterCraft brand. The unique design of the MasterCraft NXT, along with our existing supplier relationships, material agreements, and manufacturing processes, allows us to offer this product at an attractive price point for the consumer while sustaining our gross margins and the product attributes critical to the MasterCraft brand. Further broadening our consumer base, we launched the MasterCraft XT product line, our latest multi-sport line. Designed to be do-it-all crossovers, the new XT models will target the sweet spot between our entry-level NXT line and the award-winning, premium X series.

Capture Additional Share from Adjacent Boating Categories.  Our culture of innovation enhances our ability to introduce new products with increased versatility, functionality, and performance to a more expansive customer base that values boats for both water sports and general recreational boating purposes. We have experienced success with several recent marketing campaigns that focus on new product launches and help to educate the market on our value proposition to customers. Ultimately, the versatile boating experience delivered by our performance sport boats allows us to attract customers from other boating categories, most notably from the sterndrive category. For example, the MasterCraft X26, our 26 foot boat model, has the capacity to seat 18 people and offers the quality, performance, and styling associated with our iconic brand in a package that can compete with large day cruisers in the sterndrive category.

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

Continuous Operational Improvement to Drive Margin Expansion.  We continue to implement a number of initiatives to reduce our cost base and to improve the efficiency of our manufacturing process. We revamped our manufacturing and product development processes, which led to operational efficiencies that have driven margin expansion. These process improvements have lowered re-work, warranty claims, material waste, and inventory levels, reducing our costs, and have driven improved on-time delivery rates. Additionally, we have fostered a culture of operational improvement within our highly engaged workforce. We have also implemented a faster and more disciplined product development process, which will allow us to completely renew our product portfolio every four years. These processes are now ingrained in the culture at MasterCraft, leading to a Company-wide focus on driving further margin expansion through continuous improvement. We believe these important process improvements and culture of operational excellence provide us with a strong operational foundation.

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

Increase Our Sales in International Markets.  We currently have an extensive international distribution network with 43 international dealers in 75 locations around the world. We believe we have the most well-known brand in the performance sport boat category globally. Based on our brand recognition, innovative product offerings, and distribution strengths, we believe we are well positioned to leverage our reputation and capture additional international sales. We believe that we will increase our international sales by promoting our new products in developed markets where we have a well-established dealer base and in international markets where rising consumer incomes are expected to increase demand for recreational products, such as Australia, Europe, Israel, Dubai, and Brazil. We are also developing new product offerings that will specifically target certain product demand from our international consumers and that we believe will drive further sales growth in international markets. Net sales outside of North America represented 9.1% of net sales volume in fiscal 2017.

Our Products

We design, manufacture, and sell premium recreational performance sport boats that we believe deliver superior performance for water skiing, wakeboarding, and wake surfing, as well as general recreational boating. In addition, we offer various accessories, including trailers and aftermarket parts.

Our MasterCraft-branded portfolio of Star Series, XSeries, XTSeries and NXT boats are designed for the highest levels of performance, styling, and enjoyment for both recreational and competitive use. The Star Series and XSeries are geared towards the consumer seeking the most premium and highest performance boating experience that we offer, and generally command a price premium over our competitors’ boats at retail prices ranging from approximately $60,000 to $200,000. The MasterCraft XT line was introduced in July 2016 as a multi-sport, category-defying crossover, with retail prices ranging from approximately $80,000 to $135,000. Unveiled in January 2014, the MasterCraft NXT line introduced the quality, performance, styling, and innovation of the MasterCraft brand to the entry-level consumer, with retail prices ranging from approximately $50,000 to $75,000. We have strategically designed and priced the MasterCraft NXT line to target the fast-growing entry-level customer group that is distinct from our traditional customer base, while maintaining our core MasterCraft brand attributes at profit margins comparable to our other offerings.

Over the past 40 years, we have been a leading and consistent innovator in the boating industry, beginning in 1968 with our first custom hull ski boat. We have been the first to market with numerous innovations, including the first swim platform in 1976, the patented wearguard ski pylon in 1989, a V-drive drivetrain and a dedicated wakeboard-specific boat in 1996, a now popular pickle-fork style bow in 2003, a twin V-drive engine in 2004, wake and surf shaping devices in 2009, our patented Gen 2 fully integrated surf system in 2013, and the recently launched Dockstar Handling System. Each of these pioneering introductions has allowed our customers to more fully enjoy the ultimate water skiing, wakeboarding, wake surfing, and on-the-water recreational experience that our boats provide. Throughout our history, our boats have received numerous industry awards for product innovations, including recent NMMA Innovation Awards for our ProStar water skiing boat, Gen 2 integrated surf system, X23 performance tow boat and DockStar Handling System. We launched the new Dockstar Handling System which is an innovative flanking rudder system that allows drivers to easily maneuver tight spaces and crowded marinas in reverse. The revolutionary new technology essentially removes the last entry barrier into the inboard market for owners who previously preferred the handling of an outboard or stern drive configuration when driving in reverse.  We believe our innovative features are important factors in our end consumer’s purchasing decision and the availability and desirability of these features increase our sales and market share. These MasterCraft products helped us win our sixth Innovation Award in seven years for the performance sport boat category presented by the NMMA at the 2016 Miami Boat Show.

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

North America.  In North America, we had a total of 96 dealers across 155 locations as of June 30, 2017. We do not have a significant concentration of sales among our dealers. For fiscal 2017, our top ten dealers accounted for approximately 36% of our gross sales and none of our dealers accounted for more than 6.5% of our total sales volume.

Outside of North America.  As of June 30, 2017, we had a total of 43 international dealers in 75 locations. We are present in Europe, Australia, Africa, Asia, including Hong Kong and the Middle East. We generated 9.1%, 8.6% and 9.9% of our unit sales outside of North America in fiscal 2017, 2016, and 2015, respectively.

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

We have not incurred any losses from a finance company mandated repurchase since the recession. Repurchased inventory has historically been resold to other dealers at approximately 80% to 90% of original wholesale prices, thereby avoiding significant losses. During fiscal year ended June 30, 2015, we repurchased 9 units under the repurchase obligation agreement with GE Australia and all of the boats repurchased were re-sold. There were no boats repurchased during the fiscal years ended June 30, 2017 or June 30, 2016.

Marketing and Sales

Marketing

Our over 45-year history of manufacturing and design leadership has made MasterCraft one of the most well-known and iconic brands in the boating industry. We believe the MasterCraft brand is widely recognized even among non- enthusiasts. We are focused on enhancing the power of our brand through a multifaceted marketing strategy. Our addressable market is targeted through a variety of specialized means, ranging from grass-roots event sponsorships to far-reaching strategic alliances.

We have created a unified print and digital advertising strategy that is refreshed each year, featuring the unique attributes of each of our products while maintaining focus on the MasterCraft brand. We maintain a meaningful presence for our Star Series and XSeries product lines in several endemic water sports publications, including, Alliance Wakeboard Magazine, and USA WaterSkier.  Given the prevalence of our products in the markets these publications target, we also benefit from significant unpaid impressions in these industry publications, as our boats frequently appear in feature stories and advertisements for other products. In addition to these traditional marketing channels, in the last several years we have created an active and highly successful digital advertising and social media platform, including the use of Facebook,

Twitter, Instagram, YouTube, and Vimeo to deliver content to our target audience, increase awareness of our brand, foster loyalty, and build a community of MasterCraft enthusiasts. In addition, we benefit from numerous user-generated videos and photos that are uploaded to these websites. An important component of this strategy has been our investment in our own mastercraft.com website. The site is designed to allow significant interaction between us and our customer base through marketing content delivery, message boards, news and event postings, and product updates and specifications. In addition, mastercraft.com’s popular “Design-a-Boat” functionality allows consumers to design a boat and request a dealer quote. The custom-designed product can be transmitted directly to our closest independent dealer as well as our in-house concierge who follows up directly with our dealer leads on behalf of MasterCraft.

We are focused on generating relevant and compelling content for our network of customers and enthusiasts in order to drive industry-leading engagement with our target consumer, and our capabilities in this regard have been well recognized both inside and outside our industry. We also selectively partner with leading franchises from other industries that have similar brand attributes and demographic characteristics. The goal of this non-endemic strategy is to create a wider, actionable audience by teaming up with other appropriate brands to get access to their existing market. We partnered with musician and pro surfer Donavon Frankenreiter along with Sanuk and Grind-Media for the launch of the all-new XT23, and worked with leading female surfer, Leila Frost, on the XT22 campaign to communicate the XT's superior crossover performance and to reinforce the lifestyle attributes of our MasterCraft brand. These initiatives not only connect our brand with these valuable and highly recognizable partners, but more importantly they lead to engagement with our end consumers and ultimately to sales leads for our dealers. We believe that our associations with leading franchises and brands such as these reinforce the aspirational, high-performance attributes of our brand, allow us to reach a very large population of affluent, action-oriented consumers as well as new customers for our new products, and allow us to reinforce and expand our MasterCraft brand’s lifestyle positioning.

Our leading position in the performance sport boat category is further supported by our sponsorship of some of the most recognizable and successful athletes in water sports, as well as a number of highly visible competitions and events around the world. Our activities in this area serve to deepen the penetration of our brand within the professional and enthusiast community, while also supporting the growth of the sports. The events which we sponsor and in which we and our dealers participate feature the most popular figures in wakeboarding and water skiing, drawing large audiences of enthusiasts to a variety of sites around the country. Furthermore, we sponsor top ranked professional wakeboarding athletes, water ski jumpers, and water skiers. In addition to the advertising generated by the athletes’ success in their sports, we also leverage our sponsorship of these athletes by having them attend boat shows and dealer events and appear in creative media events, in which they garner public relations interest, build our MasterCraft brand, and in many cases help sell our products directly to consumers.

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

Sales

Our sales effort is led by Jay Povlin, our Vice President of Global Sales and Marketing, who joined us in 2013. The North American sales organization includes a national sales manager, four business development managers, and two inside sales managers. Most of our domestic sales team has been with us for at least ten years. Our sales team is further supported by an international sales manager and three independent sales representatives.

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

Our manufacturing efforts are led by Larry Janosek, our Vice President of Operations, who joined us in March 2012 and has more than 19 years of cross-functional business experience in the automotive industry. Our culture of continuous improvement is aptly captured in one of our core operating principles: “Seek Perfection.” Our operations team maintains tight control over all aspects of the process, starting with cross-functional sales planning processes to maximize model mix, daily layered boat audits while products are moving down the line, and real time supervisor-level variance reporting and quality checks that stop the line if defects are identified.

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

Our active management process has led to the institution of a number of manufacturing and quality control initiatives on the factory floor, such as the implementation of parts bar coding for improved inventory control, the deployment of automated resin counters for greater materials control, a reduction in the number of mold sets used in the manufacturing process to increase run-rates, and an automated quality control system that creates a “birth certificate” for every boat throughout our 2,500-check manufacturing process. We are one of only sixteen manufacturing sites in the state of Tennessee to have been recognized by the Tennessee Department of Labor and Workforce Development (“TOSHA”) for achieving and maintaining a safe and healthful workplace, as recognized through the receipt of TOSHA’s Commissioner’s Award.  The Commissioner’s Award honors employers and their employees who together have achieved the required number of hours worked without experiencing a lost workday case and have maintained total injury and illness incident rates at least 10% below the national average, an accomplishment that we believe has reduced workers’ compensation claims and warranty costs as our most-experienced employees continue to remain on the job.

Product Development and Engineering

We are strategically and financially committed to innovation, as reflected in our dedicated product development and engineering group and evidenced by our track record of new product introduction. Our product development and engineering group comprises 20 professionals. These individuals bring to our product development efforts significant expertise across core disciplines, including boat design, computer-aided design, naval engineering, electrical engineering, and mechanical engineering. They are responsible for execution of all facets of our new product strategy, starting with design and development of new boat models and innovative features, engineering these designs for manufacturing, and integrating new boats and innovations into production without disruption, at high quality, on time and on budget. Our product development and engineering functions are led by our Vice President of Operations, with significant engagement from our Strategic Portfolio Management Team which includes senior leadership from Sales, Marketing and Finance, all working together to develop our long-term product and innovation strategies.

We take a disciplined approach to the management of our product development strategy. We have structured processes to obtain voices of the customer, dealer, and management to guide our long-term product lifecycle and portfolio planning. In addition, extensive testing and coordination with our manufacturing group are important elements of our product development process, which we believe enable us to leverage the lessons from past launches and minimize the risk associated with the release of new products. We have developed a strategy to launch at least three new models each year, which will allow us to renew our product portfolio with innovative offerings at a rate that we believe will be difficult for our competitors to match without significant additional capital investments. In addition to our new product strategy, we manage a separate innovation development process which allows us to design innovative new features for our boats in a disciplined manner and to launch these innovations in a more rapid time frame and with higher quality. These newly implemented processes have reduced the time to market for our new product pipeline.

Our research and development center is equipped with computer assisted design (“CAD”) workstations for design development and computer numerically controlled tool paths for molds and parts. The CAD system allows for integration of vendor design resources to improve accuracy and reduce development time. The CAD system also provides flexibility to change fundamental design characteristics through the elimination of iterative prototyping processes and lowers new product development costs through acceleration of the development cycle. Furthermore, the CAD system also allows much greater precision in use of materials and assembly, reducing warranty and manufacturing start-up costs. Models are tested under extreme conditions to validate performance, safety, failure limits, and design intention. After a boat successfully completes validation, it is ready for final pricing, marketing, scheduling, and production. Our product development expense for fiscal 2017, 2016 and 2015 were $3.6 million, $3.5 million, and $3.0 million, respectively.

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

The most significant components used in manufacturing our boats, based on cost, are engine packages. We maintain a strong and long-standing relationship with our primary supplier of engine packages, Ilmor Engineering, Inc. “(Ilmor”), whose affiliates produce engines used in a number of leading racing boats and race cars. Ilmor maintains a full-time customer service and warranty staff located at our office, resulting in extremely efficient management of all engine-related matters, mitigating potential warranty risk. As of June 30, 2017, Ilmor is our largest supplier. We work closely with Ilmor to remain at the forefront of engine design, performance, and manufacturing. Engine packages are the most expensive single item input in the boat-building process and we believe our long-term relationship with Ilmor is a key competitive advantage.

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

Intellectual Property

We rely on a combination of patent, trademark, and copyright protection, trade secret laws, confidentiality procedures, and contractual provisions to protect our rights in our brand, products, and proprietary technology. We also protect our vessel designs through design registrations. This is an important part of our business and we intend to continue protecting our intellectual property. We currently hold 17 U.S. patents and 2 foreign patents, including a utility patent for an integrated light and tow-line attachment, utility and design patents for our transom surf seating, a utility patent for the DockStar handling system, and 7 utility patents for the Gen 2 surf system technology, which is the only surf system that is custom designed for each hull and allows users to customize a four-zone, 20-foot long wake to rider preferences using a sophisticated-yet-easy-to-use interface. Provided that we comply with all statutory maintenance requirements, our patents are expected to expire between 2021 and 2036. We also hold 11 pending U.S. patent applications and 3 pending foreign patent applications. We also own in excess of 80 registered trademarks in various countries around the world, most notably the MasterCraft name and logo and the Star Series, XSeries, XTSeries, and NXT product family names, and we own several applications for additional registrations. Such trademarks may endure in perpetuity on a country-by-country basis provided that we comply with all statutory maintenance requirements, including continued use of each trademark in each such country. In addition, we own 38 registered U.S. copyrights. Finally, we have registered 29 vessel hull designs with the U.S. Copyright Office, the most recent of which will remain in force through 2024.

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

Research and Development

Research and development expenditures for fiscal 2017, 2016, and 2015 were $3.6 million, $3.5 million and $3.0 million, respectively.

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

Employees

We believe we maintain excellent relations with our employees, treating them as business partners and focusing on building their careers. We have approximately 490 employees as of June 30, 2017. Our employees are fully integrated into our continuous improvement culture and are empowered to seek out waste reduction and cost improvement opportunities throughout our manufacturing process. This engagement resulted in tens of thousands of employee suggestions being implemented for operating improvements. None of our employees are represented by a labor union, and since our founding in 1968, we have never experienced a labor-related work stoppage.

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

Substantially all of our sales are derived from our network of independent dealers. We have agreements with the dealers in our network that typically provide for one-year terms, although some agreements have a term of up to three years. For fiscal 2017, our top ten dealers accounted for 36% of our total units sold. The loss of a significant number of these dealers could have a material adverse effect on our financial condition and results of operations. The number of dealers supporting our products and the quality of their marketing and servicing efforts are essential to our ability to generate sales. Competition for dealers among performance sport boat manufacturers continues to increase based on the quality, price, value, and availability of the manufacturers’ products, the manufacturers’ attention to customer service, and the marketing support that the manufacturer provides to the dealers. We face intense competition from other performance sport boat manufacturers in attracting and retaining dealers (some of whom also sell products from other performance sport boat manufactures), affecting our ability to attract or retain relationships with qualified and successful dealers. Although our management believes that the quality of our products in the performance sport boat industry should permit us to maintain our relationships with our dealers and our market share position, there can be no assurance that we will be able to maintain or improve our relationships with our dealers or our market share position. In addition, independent dealers in the powerboat industry have experienced significant consolidation in recent years, which could result in the loss of one or more of our dealers in the future if the surviving entity in any such consolidation purchases similar products from a competitor. A substantial deterioration in the number of dealers or quality of our network of dealers would have a material adverse effect on our business, financial condition, and results of operations.

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

Many of our dealers have floor plan financing arrangements with third-party finance companies that enable the dealers to purchase our products. In connection with these agreements, we may have an obligation to repurchase our products from a finance company under certain circumstances, and we may not have any control over the timing or amount of any repurchase obligation nor have access to capital on terms acceptable to us to satisfy any repurchase obligation. This obligation is triggered if a dealer defaults on its debt obligations to a finance company, the finance company repossesses the boat and the boat is returned to us. Our obligation to repurchase a repossessed boat for the unpaid balance of our original invoice price for the boat is subject to reduction or limitation based on the age and condition of the boat at the time of repurchase, and in certain cases, by an aggregate cap on repurchase obligations associated with a particular floor plan financing program. We have not incurred any losses from a finance company mandated repurchase since the recession. Repurchased inventory has historically been resold to other dealers at approximately 80% to 90% of original wholesale prices, thereby avoiding significant losses. During fiscal year ended June 30, 2015, we repurchased 9 units under the repurchase obligation agreement with GE Australia and all of the boats repurchased were re-sold. There were no boats repurchased during the fiscal years ended June 30, 2017 or June 30, 2016. In addition, applicable laws regulating dealer relations may also require us to repurchase our products from our dealers under certain circumstances, and we may not have any control over the timing or amount of any repurchase obligation nor have access to capital on terms acceptable to us to satisfy any repurchase obligation. If we were obligated to repurchase a significant number of units under any repurchase agreement or under applicable dealer laws, our business, operating results, and financial condition could be adversely affected.

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

During the economic downturn that commenced in 2008, we observed a shift in consumer demand toward purchasing more used boats, primarily because prices for used boats are typically lower than retail prices for new boats. If this were to occur again, it could have the effect of reducing demand among retail purchasers for our new boats. Also, while we have taken steps designed to balance production volumes for our boats with demand, our competitors could choose to reduce the price of their products, which could have the effect of reducing demand for our new boats. Reduced demand for new boats could lead to reduced sales by us, which could adversely affect our business, results of operations, and financial condition.

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

The changing relationships of primarily the U.S. dollar to the Canadian dollar, the Australian dollar, the euro, the British Pound Sterling, the Japanese yen, and certain other foreign currencies have from time to time had a negative impact on our results of operations. Fluctuations in the value of the U.S. dollar relative to these foreign currencies can adversely affect the price of our products in foreign markets and the costs we incur to import certain components for our products.

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

The availability and cost of engines used in the manufacture of our boats are especially critical. For fiscal 2016, we purchased all of the inboard engine packages for our MasterCraft brand boats from Ilmor. While we believe that our relationship with Ilmor is sufficient to provide the materials necessary to meet present production demand, there can be no assurance that it will continue or that the quantity or quality of the engines provided will be sufficient to meet our future needs, irrespective of whether we successfully implement our growth strategy. If we are required to replace Ilmor as our inboard engine supplier, it could cause a decrease in products available for sale or an increase in the cost of goods sold, either of which could adversely affect our business, financial condition, and results of operations. In addition to the risk of interruption of our engine supply, Ilmor could potentially exert significant bargaining power over price, quality, warranty claims, or other terms relating to the inboard engines we use. We are required to purchase a minimum volume of engines from Ilmor annually or pay a penalty to Ilmor in order to maintain our exclusivity. While these minimums are significantly below our current volumes, there can be no assurance that we will continue to meet these minimums in the future.

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

Natural disasters, environmental disasters, the effects of climate change, or other disruptions at our manufacturing facility or in other regions of the United States could adversely affect our business, financial condition, and results of operations.

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

In addition, we have dealers and third-party suppliers located in regions of the United States that have been and may be exposed to damaging storms, such as hurricanes and tornados, floods and environmental disasters. Although preventative measures may help to mitigate damage, the damage and disruption resulting from natural and environmental disasters may be significant. Such disasters can disrupt our dealers, suppliers, or customers, which can interrupt our operational processes and our sales and profits.

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

We have reserved shares for issuance under the Amended and Restated MCBC Holdings, Inc. 2015 Incentive Award Plan in an amount equal to 1,722,190 shares. Any common stock that we issue, including under our 2015 Incentive Award Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership of holders of our common stock.

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

In addition, the need to establish the corporate infrastructure demanded of a public company may divert management’s attention from implementing our business strategy, which could prevent us from improving our business, results of operations, and financial condition. We have made, and will continue to make, changes to our internal controls, including information technology controls, and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. If we do not continue to develop and implement the right processes and tools to manage our changing enterprise and maintain our culture, our ability to compete successfully and achieve our business objectives could be impaired, which could negatively impact our business, financial condition, and results of operations. In addition, we cannot predict or estimate the amount of additional costs we may incur to comply with these requirements. We anticipate that these costs will be material to our general and administrative expenses.

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

Prior to the completion of our initial public offering, we had not operated as a public company and were not required to independently comply with Section 404(a) of the Sarbanes-Oxley Act. Section 404(a) of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we file with the SEC. We were required to meet these standards in the course of preparing our financial statements as of and for the year ended June 30, 2017, and our management is required to report on the effectiveness of our internal control over financial reporting for such year. Additionally, once we are no longer an emerging growth company, as defined by the JOBS Act, our independent registered public accounting firm will be required pursuant to Section 404(b) of the Sarbanes-Oxley Act to attest to the effectiveness of our internal control over financial reporting on an annual basis. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation.

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

ITEM 3.LEGAL PROCEEDINGS.

Legal Proceedings

On May 2, 2017, we reached a resolution of our pending patent litigation with Malibu Boats.  The resolution of the litigation included a full release of all claims and counterclaims by the parties.  The resolution of the litigation also included a $2.5 million settlement charge and the Company entering into a license agreement related to certain of Malibu’s patents.

ITEM 4.MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has been publicly traded on the NASDAQ Global Market under the symbol “MCFT” since July 17, 2015. Prior to that time, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by the NASDAQ Global Market since our initial public offering:

	High	Low
Fiscal 2016
First quarter (from July 17, 2015)	$16.47	$11.93
Second quarter	14.82	10.70
Third quarter	14.73	10.99
Fourth quarter	15.97	10.25

Fiscal 2017
First quarter	$12.88	$10.44
Second quarter	14.71	10.84
Third quarter	17.51	13.67
Fourth quarter	20.00	15.58

On May 26, 2016, we declared a special dividend of $4.30 per share. The record date was June 6, 2016 and the payment date was June 10, 2016. The closing sales prices for each period listed above in fiscal year ended June 30, 2017, represent the actual closing prices and have not been adjusted to reflect the special dividend.

On September 5, 2017, the last reported sale price on the NASDAQ Global Market of our common stock was $17.66 per share. As of September 7, 2017, we had 17 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

On May 26, 2016, we declared a special dividend of $4.30 per share which was paid on June 10, 2016. No dividends were declared or paid during the fiscal year ended June 30, 2017. We presently intend to retain our earnings, if any, to finance the development and growth of our business and operations and do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our operating results, financial condition, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant. In addition, our Senior Secured Credit Facility contains restrictions that restrict our ability to pay cash dividends. See Item 1A “Risk Factors” — Risks Relating to Ownership of Our Common Stock — We do not intend to pay dividends on our common stock for the foreseeable future.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act of 1934, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any filing of ours under the Securities Act or the Exchange Act.

The following stock performance graph illustrates the cumulative total shareholder return on our common stock for the period from July 17, 2015 (the first day of trading for our common stock) to June 30, 2017, as compared to the Russell 2000 Index and the Dow Jones US Recreational Products Index.

The comparison assumes (i) a hypothetical investment of $100 in our common stock and the two above mentioned indices on July 17, 2015 and (ii) the full reinvestment of all dividends. The comparisons in the graph and table are required by the SEC and are not intended to be indicative of possible future performance of our common stock.

Comparison of 24 Month Cumulative Total Return*

$160
$140
$120
$100
$80
$60
$40
$20
$-
Jul-15
Aug-15
Sep-15
Oct-15
Nov-15
Dec-15
Jan-16
Feb-16
Mar-16
Apr-16
May-16
Jun-16
Jul-16
Aug-16
Sep-16
Oct-16
Nov-16
Dec-16
Jan-17
Feb-17
Mar-17
Apr-17
May-17
Jun-17
MasterCraft
Russell 2000
Dow Jones US Recreational Products

* $100 invested on 7/17/15 in stock or index, including reinvestment of dividends.
Fiscal year ending June 30, 2017.

Copyright© 2016 Russell Investment Group. All rights reserved.
Copyright© 2010 Dow Jones & Company. All rights reserved.

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

We derived the consolidated statement of operations for the fiscal years ended June 30, 2017, June 30, 2016 and June 30, 2015 and our consolidated balance sheet data as of June 30, 2017 and 2016 from our audited consolidated financial statements and related notes included elsewhere in this Form 10-K. We derived the consolidated statement of operations for the fiscal years  ended June 30, 2014 and June 30, 2013 and our consolidated balance sheet data as of June 30, 2015, June 30, 2014 and June 30, 2013 from audited consolidated financial statements that have not been included in this Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Fiscal Year Ended
	June 30,	June 30,	June 30,	June 30,	June 30,
	2017	2016	2015	2014	2013
	(Dollars in thousands, except for shares and per share amounts)
Consolidated statement of operations:
Net sales	$228,634	$221,600	$214,386	$177,587	$162,009
Cost of sales	165,158	160,521	163,220	139,975	131,303
Gross profit	63,476	61,079	51,166	37,612	30,706
Operating expenses:
Selling and marketing	9,380	9,685	8,552	8,837	7,948
General and administrative	20,474	29,162	18,472	9,960	10,518
Amortization of intangible assets	107	221	222	221	222
Total selling, general and administrative expenses	29,961	39,068	27,246	19,018	18,688
Operating income	33,515	22,011	23,920	18,594	12,018
Other expense (income):
Interest expense, including related party amounts	2,222	1,280	5,171	7,555	9,239
Change in common stock warrant fair value	—	3,425	6,621	2,526	—
Other income	—	(1,212)	—	—	—
Income before income tax expense (benefit)	31,293	18,518	12,128	8,513	2,779
Income tax expense (benefit)	11,723	8,308	6,594	(11,414)	(37)
Net income	$19,570	$10,210	$5,534	$19,927	$2,816
Weighted average shares used for computation of:
Basic(1)	18,592,885	17,849,319	11,139,000	11,139,000	11,139,000
Diluted(1)	18,620,708	18,257,007	11,862,699	11,182,264	11,139,000
Net income per common share:
Basic	$1.05	$0.57	$0.50	$1.79	$0.25
Diluted	1.05	0.56	0.47	1.78	0.25
Consolidated balance sheet data:
Total assets	$83,321	$82,533	$89,676	$96,142	$87,153
Total liabilities	71,560	90,912	131,929	99,929	110,869
Current portion of long-term debt	3,687	7,885	18,275	8,621	—
Long-term debt	30,790	44,342	60,487	57,359	75,300
Total debt	34,477	52,227	78,762	65,980	75,300
Total stockholders’ equity (deficit)	11,761	(8,379)	(42,253)	(3,787)	(23,716)
Additional financial and other data (unaudited):
Unit volume:
MasterCraft	2,790	2,742	2,547	2,135	1,949
Hydra-Sports	—	—	45	50	49
MasterCraft sales(2)	$228,634	$221,600	$199,907	$163,631	$148,750
Hydra-Sports sales	—	—	14,479	13,956	13,259
Consolidated sales	$228,634	$221,600	$214,386	$177,587	$162,009
Per Unit:
MasterCraft sales	$82	$81	$78	$77	$76
Hydra-Sports sales	—	—	322	279	271
Consolidated sales	$82	$81	$83	$81	$81
Gross margin	27.8%	27.6%	23.9%	21.2%	19.0%
Adjusted EBITDA(3)	$43,476	$41,227	$31,540	$18,403	$11,813
Adjusted net income (3)	$24,335	$23,362	$14,778	$5,361	$383
Adjusted EBITDA margin(3)	19.0%	18.6%	15.8%	11.2%	7.9%

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
(3)

Adjusted EBITDA, Adjusted net income and Adjusted EBITDA margin are non-GAAP financial measures. We define Adjusted EBITDA margin as Adjusted EBITDA expressed as a percentage of MasterCraft sales.  For definitions of Adjusted EBITDA, Adjusted net income and a reconciliation of each to net income, see “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Overview

We are a world-renowned innovator, designer, manufacturer, and marketer of premium recreational sport boats, with a leading market position in the U.S., a strong international presence, and dealers in 39 countries around the world. Our boats are used for water skiing, wakeboarding, and wake surfing, as well as general recreational boating. Our robust product portfolio of performance sport boats are manufactured to the highest standards of quality, performance, and styling.

We sell our boats through an extensive network of independent dealers in North America and internationally. We partner with 96 North American dealers with 155 locations and 43 international dealers with 75 locations throughout the rest of the world. In fiscal 2017, 90.9% of our net sales were generated from North America and 9.1% of our net sales were generated from outside of North America.

In July 2015, we completed the initial public offering of our common stock, in which we issued and sold 6,071,429 shares of common stock (exclusive of 910,714 shares of common stock sold by the selling stockholders pursuant to the exercise of an over-allotment option granted to the underwriters in connection with the offering) at a public offering price of $15.00 per share after giving effect to the 11.139-for-1 stock split consummated on July 22, 2015. The aggregate net proceeds received by us from our initial public offering were $81.8 million, after deducting underwriting discounts and commissions and offering expenses payable by us.

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

We believe our sales have grown as dealers and customers continue to recognize the superior quality, performance, styling, and value proposition of our recently released boats. Our entire product portfolio has been renewed in the last four years, giving us the newest overall product offering in the performance sport boat category. We believe these factors strongly position us for growth in the coming periods. We believe our broad offering of boat models and features will continue to attract customers from our competitors, particularly in the performance sport boat and sterndrive categories, and will drive increased unit volume and market share gains. Our revamped manufacturing and product development processes have led to operational efficiencies which we expect will continue to drive margin expansion.

Recent Transactions

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

We derived the consolidated statement of operations for the fiscal years ended June 30, 2017, 2016 and 2015 and our consolidated balance sheets data as of June 30, 2017 and 2016 from our audited consolidated financial statements and related notes included elsewhere in this Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future.

	For the Years Ended June 30,
	2017	2016	2015
	(Dollars in thousands)
Consolidated statement of operations:

Net sales	$228,634	$221,600	$214,386
Cost of sales	165,158	160,521	163,220
Gross profit	63,476	61,079	51,166
Operating expenses:
Selling and marketing	9,380	9,685	8,552
General and administrative	20,474	29,162	18,472
Amortization of intangible assets	107	221	222
Total operating expenses	29,961	39,068	27,246
Operating income	33,515	22,011	23,920
Other expense (income):
Interest expense	2,222	1,280	5,171
Change in common stock warrant fair value	—	3,425	6,621
Other income	—	(1,212)	—
Income before income tax expense	31,293	18,518	12,128
Income tax expense	11,723	8,308	6,594
Net income	$19,570	$10,210	$5,534
Additional financial and other data:
Unit volume:
MasterCraft	2,790	2,742	2,547
Hydra-Sports	—	—	45
MasterCraft sales(1)	$228,634	$221,600	$199,907
Hydra-Sports sales	—	—	14,479
Net sales	$228,634	$221,600	$214,386
Per Unit:
MasterCraft sales	$82	$81	$78
Hydra-Sports sales	—	—	322
Net sales per unit	$82	$81	$83
Gross margin	27.8%	27.6%	23.9%

(1)	We define MasterCraft sales as net sales less net sales associated with Hydra-Sports.

Fiscal 2017 Compared to Fiscal 2016

Net Sales.  Our net sales for fiscal 2017 were $228.6 million, reflecting an increase of $7.0 million, or 3.2%, compared to $221.6 million for fiscal 2016. The increase was due to an increase in unit volume of 48 units, or 1.8% and an increase in our net sales per unit of 1.4%. This increase was due to price increases, as well as increased sales of higher content option packages.

Cost of Sales.    Our cost of sales increased $4.7 million, or 2.9%, to $165.2 million for fiscal 2017 compared to $160.5 million for fiscal 2016.  The increase in cost of sales resulted primarily from a 1.8% increase in total unit volume and an increase in our cost of sales per unit of 1.1% due primarily to increased sales of higher content option packages, partially offset by lower warranty costs.

Gross Profit.  For fiscal 2017, our gross profit increased $2.4 million, or 3.9%, to $63.5 million compared to $61.1 million for fiscal 2016. Gross margin increased to 27.8% for fiscal 2017 compared to 27.6% for fiscal 2016. The increase in gross profit margin and gross margin resulted primarily from price increases and sales of higher content option packages as well as lower warranty costs, partially offset by rebates associated with increased retail demand from our winter sales program

Operating Expenses.  Selling and marketing expense decreased $0.3 million, or 3.1%, to $9.4 million for fiscal 2017 compared to $9.7 million for fiscal 2016. This decrease resulted mainly from reduced spending on the marketing events. General and administrative expense decreased by $8.7 million, or 29.8%, to $20.5 million for fiscal 2017 compared to $29.2 million for fiscal 2016. This decrease resulted mainly from $13.0 million in reduced stock-based compensation cost partially offset by an increase of $4.3 million in legal and advisory fees related to our litigation with Malibu Boats, which includes a $2.5 million charge to settle the Malibu patent case. Operating expenses, as a percentage of net sales, decreased by 4.5 percentage points to 13.1% for fiscal 2017 compared to 17.6% for fiscal 2016. This decrease was the result of the decrease in general and administrative expenses and selling and marketing expenses described above.

Other Expense (income).  Interest expense increased $0.9 million or 73.6%, to $2.2 million for fiscal 2017 compared to $1.3 million for fiscal 2016. The increase is due to interest expense incurred on our Second Amended and Restated Credit and Guaranty Agreement entered into in May 2016, partially offset by the write-off of deferred financing costs related to the debt extinguishment during fiscal 2016. There was no change in common stock warrant fair value for the fiscal 2017, as all warrants were exercised during fiscal 2016. We recognized a gain during fiscal 2016 upon settlement of a litigation matter of $1.2 million.

Income Tax Expense.  Our income tax expense was $11.7 million for fiscal 2017, reflecting a reported effective tax rate of 37.5%, which differs from the statutory federal income tax rate of 35% primarily due to the inclusion of the state tax rate in the overall effective rate. Our income tax expense was $8.3 million for fiscal 2016, reflecting a reported effective tax rate of 44.9%, which also differs from the statutory federal income tax rate of 35% primarily due to permanent differences relating to the change in fair value of the common stock warrant.

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

Income Tax Expense.  Our income tax expense was $8.3 million for fiscal 2016, reflecting a reported effective tax rate of 44.9%, which differs from the statutory federal income tax rate of 35% primarily due to permanent differences relating to the change in fair value of the common stock warrant. Our income tax expense was $6.6 million for fiscal 2015, reflecting a reported effective tax rate of 54.4%, which also differs from the statutory federal income tax rate of 35% primarily due to permanent differences relating to the change in fair value of the common stock warrant.

Non-GAAP Measures

We define EBITDA as earnings before interest expense, income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA further adjusted to eliminate certain non-cash charges and other items that we do not consider to be indicative of our ongoing operations, including change in common stock warrant fair value, fees and expenses related to the our initial public offering, our stock-based compensation and the results of operations of our terminated Hydra-Sports manufacturing contract. We define Adjusted net income as net income adjusted to eliminate certain non-cash charges and other items that we do not consider to be indicative of our ongoing operations, including change in common stock warrant fair value, fees and expenses related to our initial public offering, our stock-based compensation and the results of operations of our terminated Hydra-Sports manufacturing contract and an adjustment for income tax expense at a normalized annual effective tax rate.  We define Adjusted EBITDA margin as Adjusted EBITDA expressed as a percentage of MasterCraft sales. Adjusted EBITDA, Adjusted net income and Adjusted EBITDA margin are not measures of net income or operating income as determined under accounting principles generally accepted in the United States, which we refer to as GAAP. Adjusted EBITDA and Adjusted net income are not measures of performance in accordance with GAAP and should not be considered as an alternative to net income or operating cash flows determined in accordance with GAAP. Additionally, Adjusted EBITDA is not intended to be a measure of cash flow for management’s discretionary use. We believe that the inclusion of EBITDA, Adjusted EBITDA and Adjusted net income is appropriate to provide additional information to investors because securities analysts, noteholders and other investors use these non GAAP financial measures to assess our operating performance across periods on a consistent basis and to evaluate the relative risk of an investment in our securities. We use Adjusted net income to facilitate a comparison of our operating performance on a consistent basis from period to period that, when viewed in combination with our results prepared in accordance with GAAP, provides a more complete understanding of factors and trends affecting our business than GAAP alone measures.  We believe Adjusted net income assists our board of directors, management and investors in comparing our net income on a consistent basis from period to period because it removes non-cash items and items not indicative of our ongoing operations.  Adjusted EBITDA and

Adjusted net income have limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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

The following table sets forth a reconciliation of Adjusted EBITDA to net income as determined in accordance with U.S. GAAP for the periods indicated (unaudited):

	Fiscal Years Ended
	2017	2016	2015

Net income	$19,570	$10,210	$5,534
Income tax expense	11,723	8,308	6,594
Interest expense	2,222	1,280	5,171
Depreciation and amortization	3,231	3,444	3,278
EBITDA	36,746	23,242	20,577
Change in common stock warrant fair value(a)	—	3,425	6,621
Transaction expense(b)	71	479	7,068
Litigation charge(c)	5,948	1,606	539
Litigation settlement(d)	—	(1,212)	—
Hydra-Sports(e)	—	—	(3,265)
Stock-based compensation	711	13,687	—
Adjusted EBITDA	43,476	41,227	31,540
Adjusted EBITDA Margin(f)	19.0%	18.6%	15.8%

(a)	Represents non-cash expense related to increases in the fair market value of our common stock warrant.

(b)

Represents fees and expenses related to our secondary offerings, follow-on offering and initial public offering, payment of a special cash dividend in June 2016 and expenses associated with recapitalization activities completed in March 2015.

(c)

Represents legal and advisory fees for our litigation with Malibu Boats, LLC for fiscal 2017 and fiscal 2016, which includes settling the Malibu patent case in fiscal 2017 and settlement of a litigation matter for fiscal 2015.

(d)	Represents receipt of a one-time payment to settle certain litigation matters.

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

(f)	We define Adjusted EBITDA margin as Adjusted EBITDA expressed as a percentage of MasterCraft sales.

The following table sets forth a reconciliation of Adjusted net income to net income as determined in accordance with U.S. GAAP for the periods indicated (unaudited):

	Fiscal Years Ended
	2017	2016	2015

Net income	$19,570	$10,210	$5,534
Income tax expense	11,723	8,308	6,594
Change in common stock warrant fair value(a)	—	3,425	6,621
Transaction expense(b)	71	479	7,068
Litigation charge(c)	5,948	1,606	539
Litigation settlement(d)	—	(1,212)	—
Hydra-Sports(e)	—	—	(3,265)
Stock-based compensation	711	13,687	—
Adjusted net income before income taxes	38,023	36,503	23,091
Adjusted income tax expense(f)	13,688	13,141	8,313
Adjusted net income	$24,335	$23,362	$14,778

Pro-forma Adjusted net income per common share
Basic	1.31	1.28	0.86
Diluted	1.30	1.24	0.79
Pro-forma weighted average shares used for the computation of:
Basic Adjusted net income per share(g)	18,597,357	18,283,755	17,210,429
Diluted Adjusted net income per share(g)	18,711,089	18,772,373	18,822,858

(a)	Represents non-cash expense related to increases in the fair market value of our common stock warrant.

(b)

Represents fees and expenses related to our secondary offerings, follow-on offering and initial public offering, payment of a special cash dividend in June 2016 and expenses associated with recapitalization activities completed in March 2015.

(c)

Represents legal and advisory fees for our litigation with Malibu Boats, LLC for fiscal 2017 and fiscal 2016, which includes settling the Malibu patent case in fiscal 2017 and settlement of a litigation matter for fiscal 2015.

(d)	Represents receipt of a one-time payment to settle certain litigation matters.

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

(g)

The weighted average shares used for computation of pro-forma basic and diluted earnings per common share gives effect to the 26,417 shares of restricted stock awards, the 40,612 performance stock units granted under the 2015 Incentive Award Plan during the fiscal year ended June 30, 2017 and 52,660 shares for the dilutive effect of stock options. The average of the prior quarters is used for computation of the fiscal year ended periods.

The following table shows the reconciliation of earnings per diluted share to Adjusted net income per diluted pro-forma weighted average share for the periods presented:

	Fiscal Years Ended
	2017	2016	2015
Net income per diluted share	$1.05	$0.56	$0.47
Impact of adjustments:
Income tax expense	0.63	0.46	0.56
Change in common stock warrant fair value(a)	-	0.19	0.56
Transaction expense(b)	-	0.03	0.60
Litigation charge(c)	0.32	0.09	0.05
Litigation settlement(d)	-	(0.07)	-
Hydra-Sports(e)	-	-	(0.28)
Stock-based compensation	0.04	0.75	-
Adjusted net income per diluted share before income taxes	2.04	2.01	1.96
Impact of adjusted income tax expense on net income per diluted share before income taxes(f)	(0.73)	(0.72)	(0.71)
Impact of increased share count(g)	(0.01)	(0.05)	(0.46)
Adjusted net income per diluted pro-forma weighted average share	1.30	1.24	0.79

(a)	Represents non-cash expense related to increases in the fair market value of our common stock warrant.

(b)

Represents fees and expenses related to our secondary offerings, follow-on offering and initial public offering, payment of a special cash dividend in June 2016 and expenses associated with recapitalization activities completed in March 2015.

(c)

Represents legal and advisory fees for our litigation with Malibu Boats, LLC for fiscal 2017 and fiscal 2016, which includes settling the Malibu patent case in fiscal 2017 and settlement of a litigation matter for fiscal 2015.

(d)	Represents receipt of a one-time payment to settle certain litigation matters.

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

(g)

Reflects impact of increased share counts giving effect to the exchange of all restricted stock awards, the vesting of all performance stock units and for the dilutive effect of stock options included in outstanding shares.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance working capital, fund capital expenditures, and service our debt. Our principal source of funds is cash generated from operating activities. As of June 30, 2017, we had borrowing availability of $29.7 million under our Revolving Credit Facility after giving effect to our $0.3 million in outstanding letters of credit. We believe our cash from operations, along with borrowings under our Revolving Credit Facility, will be sufficient to provide for our working capital, capital expenditures, and debt service needs for at least the next 12 months. The following table summarizes the cash flows from operating, investing, and financing activities:

	Fiscal Year Ended
	2017	2016	2015
	(Dollars in thousands)
Total cash provided by (used in):
Operating activities	$26,232	$30,747	$25,254
Investing activities	(4,135)	(3,817)	(3,477)
Financing activities	(18,132)	(28,024)	(33,149)
Net increase (decrease) in cash	$3,965	$(1,094)	$(11,372)

Operating Activities

Our net cash provided by operating activities decreased by $4.5 million, or 14.7%, for fiscal 2017 compared to fiscal 2016, to $26.2 million from $30.7 million. This decrease was primarily due to a decrease in cash generated from changes in operating assets and liabilities of $3.1 million, an increase in cash payments for interest of $1.6 million and payments of $5.9 million for legal and advisory fees related to our litigation with Malibu Boats, which includes a $2.5 million payment to settle the Malibu patent case, partially offset by higher net income, adjusted for non-cash items, which was driven by our improved operating performance as described above and a decrease in cash payments for income taxes of $3.1 million.

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

Investing Activities

Net cash used in investing activities increased $0.3 million, or 8.3%, for fiscal 2017 compared to fiscal 2016. This increase was due to increased capital expenditures driven by increased spending on product development and higher facilities and information technology spending.

Net cash used in investing activities increased $0.3 million, or 9.8%, for fiscal 2016 compared to fiscal 2015. This increase was due to increased capital expenditures driven by increased spending on product development and higher facilities and information technology spending.

Financing Activities

Net cash used in financing activities decreased by $9.9 million, or 35.3%, in fiscal 2017 compared to fiscal 2016. This decrease was due primarily to payments during fiscal 2017 of $14.9 million and $3.1 million on our term loan and our revolving credit facility, respectively, compared to the net cash used in financing activities of $28.0 million during fiscal 2016 which included proceeds obtained from our initial public offering, net of expenses, which were used to payoff existing debt, a payment of $79.9 million for a special dividend, and the repurchase and retirement of $4.5 million in common stock.

Net cash used in financing activities decreased by $5.1 million, or 15.5%, in fiscal 2016 compared to fiscal 2015. This decrease was due primarily to proceeds obtained from our initial public offering, net of expenses, which were used to pay off existing debt, partially offset by a payment of $79.9 million for a special dividend, that was funded through the proceeds obtained from our Amended Credit Facility and cash on hand, and the repurchase and retirement of $4.5 million in common stock.

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

In March 2015, we entered into an amended and restated credit and guaranty agreement (the “Amended and Restated Credit Agreement”) with Fifth Third Bank. The Amended and Restated Credit Agreement amended and restated the Senior Secured Credit Facility to, among other things, increase the Term Loan Facility to $75 million and increase the commitments under the Revolving Credit Facility to $30 million. In July 2015, we repaid all outstanding borrowings under our Term Loan Facility and our Revolving Credit Facility with the proceeds from our initial public offering and the Term Loan Facility was canceled.

In February 2016, we amended our Senior Secured Credit Facility to provide that the Company may make share repurchases in an aggregate amount not to exceed $20 million during the period commencing February 18, 2016 and ending on the last day of the term of the Senior Secured Credit Facility

In May 2016, we entered into a Second Amended and Restated Credit and Guaranty Agreement (the “Amended Credit Agreement”) with Fifth Third Bank. The Amended Credit Agreement replaces our Amended and Restated Credit Agreement from March 2015. The Amended Credit Agreement provides us with an $80 million senior secured credit facility, consisting of a $50 million term loan (the “Senior Secured Term Loan”) and a $30 million revolving credit facility (the “Revolving Credit Facility”). The term loan will mature and all remaining amounts outstanding thereunder will be due and payable on May 26, 2021. We used the proceeds from the term loan, cash on hand and our revolving credit facility to pay a $79.9 million cash dividend to common stockholders in June 2016.

As of June 30, 2017, the current net revolving line of credit availability was $29.7 million.  Our availability under the Revolving Credit Facility was reduced by our outstanding letters of credit of $0.3 million. As of June 30, 2017, we were in compliance with all financial covenants and no event of default had occurred.

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any off-balance sheet financings.

Contractual Obligations

As of June 30, 2017, our continuing contractual obligations were as follows:

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(Dollars in thousands)
Long-Term Debt Obligations(1)	$35,135	$3,904	$31,231	$—	$—
Interest on Long-Term Debt Obligations(2)	$4,572	$1,453	$3,025	$93	$—
Operating Lease Obligations	$1,082	$484	$515	$83	$—
Purchase Obligations(3)	$4,276	$1,153	$2,653	$—	$470
Total Contractual Obligations	$45,065	$6,994	$37,424	$176	$470

(1)	Consists of obligations under our Senior Secured Term Loan due May 2021.

(2)

For purposes of this table, future interest payments are calculated based on the assumption that (a) all debt outstanding as of June 30, 2017 remains outstanding until maturity, (b) the per annum rate of interest applicable to the indebtedness as of June 30, 2017 remains constant until maturity, (c) any accrued and unpaid interest prior to June 30, 2017 is excluded and (d) the unused line commitment fee, if applicable, is included at a constant rate per annum against the amount of the unused line as of June 30, 2017 through maturity. Actual borrowing levels and interest costs may differ.

(3)	Consists of minimum purchase amounts under various agreements.

Our dealers have arrangements with certain finance companies to provide secured floor plan financing for the purchase of our products. These arrangements indirectly provide liquidity to us by financing dealer purchases of our products, thereby minimizing the use of our working capital in the form of accounts receivable. A majority of our sales are financed under similar arrangements, pursuant to which we receive payment within a few days of shipment of the product. We have agreed to repurchase products repossessed by the finance companies if a dealer defaults on its debt obligations to a finance company and the boat is returned to us, subject to certain limitations. Our financial exposure under these agreements is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. We have not incurred any losses from a finance company mandated repurchase since the recession. Repurchased inventory has historically been resold to other dealers at approximately 80% to 90% of original wholesale prices, thereby avoiding significant losses. During fiscal year ended June 30, 2015, we repurchased 9 units under the repurchase obligation agreement with GE Australia and all of the boats repurchased were re-sold. There were no boats repurchased during the fiscal years ended June 30, 2017 or June 30, 2016. An adverse change in retail sales, however, could require us to repurchase repossessed units upon an event of default by any of our dealers, subject in some cases to an annual limitation. See Note 13 to our audited consolidated financial statements included elsewhere in this Form 10-K for more information related to our obligations under our floor plan financing agreements.

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

In circumstances where we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the fourth quarter, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using the income approach, on a discounted cash flow methodology in the two-step goodwill impairment test. This analysis requires estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted-average cost of capital. The carrying value of our goodwill was $29.6 million as of June 30, 2017 and 2016.

The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results and market conditions. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit. Based on the analysis performed, there was no impairment through June 30, 2017 and 2016. During the year ended June 30, 2013, we early adopted ASU 2012- 02, Intangibles — Goodwill and Other (Topic 350): Testing Indefinite Lived Intangible Assets for Impairment, which allows us to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to goodwill impairment testing. These qualitative factors include macroeconomics, adverse changes in legal and regulatory environment, loss of key customer or vendor, change in key management, and adverse changes in business climate. We recorded no impairment related to our indefinite-lived intangible asset through 2017 and 2016, as a result of the qualitative assessment.

Impairment of Other Long-Lived Assets

We periodically evaluate long-lived assets held for use and held for sale, including intangible assets with finite lives which consist of a dealer network, developed technologies, software, and order backlog, whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. Assets are grouped and evaluated for impairment at the lowest level of which there are identifiable cash flows, which is generally at the reporting unit level. Reporting units are reviewed for impairment using factors including, but not limited to, our future operating plans and projected cash flows. We recognize impairment if the sum of the undiscounted future cash flows does not exceed the carrying value of the assets. For impaired assets, we recognize a loss equal to the difference between the net book value of the asset and its estimated fair value. Fair value is based on discounted future cash flows of the asset using a discount rate commensurate with the risk. We did not identify any impairment indicators of such long-lived assets through 2017 and 2016.

Income Taxes

We are subject to income taxes in the United States of America and the United Kingdom. Our effective tax rates differ from the statutory rates, primarily due to changes in the valuation allowance and non-deductible expenses, as further described in the notes to our consolidated financial statements included in this Form 10-K. Our effective tax rate was 37.5%, 44.9% and 54.4% in the fiscal years ended 2017, 2016 and 2015, respectively.

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

Rebates, Promotions, Floor Plan Financing, and Incentives

We provide for various structured dealer rebate and sales promotions incentives, which are most often recognized as a reduction in net sales, at the time of sale to the dealer. Dealer rebate and sales promotions incentives are based on actual wholesale rebate and applicable sales promotion expenses at the time of sale to the dealer. Examples of such programs include seasonal discounts, volume commitment rebates and other allowances.

Rebates may apply to boats already in dealer inventory. These “retail rebates” on boats in the dealer’s inventory are recorded when the rebate is communicated to the dealer. Retail rebates are estimated based on current programs and historical achievement and/or usage rates. Actual results may differ from these estimates if market conditions dictate the need to enhance or reduce sales promotion and incentive programs or if dealer achievement or other items vary from historical trends.

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

Repurchase Agreements

In connection with our dealers’ wholesale floor plan financing of boats, we have entered into repurchase agreements with various lending institutions. The repurchase commitment is on an individual unit basis with a term from the date it is financed by the lending institution through payment date by the dealer, generally not exceeding two and a half years. Such agreements are customary in the industry and our exposure to loss under such agreements is limited by the resale value of the inventory which is required to be repurchased. We had no repurchase events during the fiscal year ended June 30, 2017 or the fiscal year ended June 30, 2016. During fiscal 2015, we repurchased nine boats under the repurchase obligation agreement with GE Australia.

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

On July 22, 2015, the Company repaid all outstanding borrowings under its $75 million term loan facility and its outstanding borrowings under its $30 million revolving line of credit with the proceeds received from the IPO. The Company carried no outstanding borrowings from July 22, 2015 through May 26, 2016, which is when we entered into a Second Amended and Restated Credit and Guaranty Agreement (the “Amended Credit Agreement”), which replaced our

Amended and Restated Credit Agreement, dated March 13, 2015. The Amended Credit Agreement provides the Company with an $80 million senior secured credit facility, consisting of a $50 million term loan and a $30 million revolving credit facility. Therefore, the Company had outstanding borrowings during the entire fiscal year ended June 30, 2017. A hypothetical 1% increase or decrease in interest rates would have resulted in a $0.5 million change to our interest expense for fiscal 2017.

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

As of the end of the period covered by this Form 10-K Annual Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2017.

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on such assessment our management has concluded that, as of June 30, 2017, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

None.

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

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

2. Exhibits

The following documents are filed as a part of this annual report on Form 10-K or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of MCBC Holdings, Inc.	10-K	001-37502	3.1	9/18/15
3.2	Amended and Restated By-laws of MCBC Holdings, Inc.	10-K	001-37502	3.2	9/18/15
4.1	Common stock certificate of MCBC Holdings, Inc.	S-1/A	333-203815	4.1	7/15/15
4.2	Warrant to Purchase Common Stock of MCBC Holdings, Inc. dated June 30, 2009	S-1/A	333-203815	4.2	6/25/15
10.1	Registration Rights Agreement between MCBC Holdings, Inc. and Wayzata Opportunities Fund II, L.P.; Wayzata Opportunities Fund Offshore II, L.P. and Wayzata Recovery Fund, LLC, dated July 22, 2015	10-K	001-37502	10.1	9/18/15
10.2†	MCBC Holdings, Inc. 2010 Equity Incentive Plan	S-1/A	333-203815	10.2	6/25/15
10.3†	MCBC Holdings, Inc. Management Incentive Plan (terminated on February 6, 2015)	S-1/A	333-203815	10.3	7/7/15
10.4†	MCBC Holdings, Inc. 2015 Incentive Award Plan	S-1/A	333-203815	10.4	7/15/15
10.5†	Form of Restricted Stock Award Agreement and Grant Notice under 2015 Incentive Award Plan (employee)	S-1/A	333-203815	10.10	7/1/15
10.6†	Form of Stock Option Agreement and Grant Notice under 2015 Incentive Award Plan (employee)	S-1/A	333-203815	10.12	7/7/15
10.7†	Form of Restricted Stock Award Grant Notice under 2015 Incentive Award Plan (director)	S-1/A	333-203815	10.13	7/7/15
10.8†	Senior Executive Incentive Bonus Plan	10-K	001-37502	10.8	9/18/15
10.9†	Non-Employee Director Compensation Policy	S-1/A	333-203815	10.17	7/1/15
10.10†	Employment Agreement between MasterCraft Boat Company LLC and Timothy M. Oxley, dated October 3, 2007	S-1/A	333-203815	10.5	6/25/15
10.11†	Employment Agreement between MasterCraft Boat Company and Terry McNew, dated July 26, 2012	S-1/A	333-203815	10.6	6/25/15
10.12†	Employment Agreement between MCBC Holdings, Inc. and Terry McNew, effective as of July 1, 2015	S-1/A	333-203815	10.14	7/7/15
10.13†	Employment Agreement between MCBC Holdings, Inc. and Timothy M. Oxley, effective as of July 1, 2015	S-1/A	333-203815	10.15	7/7/15
10.14†	Employment Agreement between MCBC Holdings, Inc. and Shane Chittum, effective as of July 1, 2015	S-1/A	333-203815	10.16	7/7/15
10.15	Amended and Restated Credit and Guaranty Agreement among MasterCraft Boat Company, LLC, MasterCraft Services, Inc., MCBC Hydra Boats LLC, MasterCraft International Sales Administration, Inc. as borrowers and other credit parties, various lenders and Fifth Third Bank as the agent and L/C issuer and lender dated March 13, 2015	S-1/A	333-203815	10.7	6/25/15
10.16	Amended and Restated Security Agreement among MasterCraft Boat Company, LLC, MasterCraft Services, Inc., MCBC Hydra Boats, LLC and MasterCraft International Sales Administration, Inc. and other grantors and Fifth Third Bank as agent, dated March 13, 2015	S-1/A	333-203815	10.8	6/25/15
10.17†	Form of Indemnification Agreement for directors and officers	S-1/A	333-203815	10.9	7/7/15

10.18	Amendment No. 1, dated as of February 18, 2016, to the Amended and Restated Credit and Guaranty Agreement among MasterCraft Boat Company, LLC, MasterCraft Services, Inc., MCBC Hydra Boats LLC, MasterCraft International Sales Administration, Inc. as borrowers and other credit parties, various lenders and Fifth Third Bank as the agent and L/C issuer and lender	8-K	001-37502	10.1	2/19/16
10.19	Second Amended and Restated Credit and Guaranty Agreement, dated May 26, 2016, by and among MasterCraft Boat Company, LLC, MasterCraft Services, Inc., MCBC Hydra Boats LLC, MasterCraft International Sales Administration, Inc. as borrowers and other credit parties, various lenders and Fifth Third Bank as the agent and L/C issuer and lender	8-K	001-37502	10.1	5/27/16
10.20	Amendment No. 1, dated as of August 19, 2016, to the Second Amended and Restated Credit and Guaranty Agreement, dated May 26, 2016, by and among MasterCraft Boat Company, LLC, MasterCraft Services, Inc., MCBC Hydra Boats LLC, MasterCraft International Sales Administration, Inc. as borrowers and other credit parties, various lenders and Fifth Third Bank as the agent and L/C issuer and lender	10-K	001-37502	10.20	9/9/16
10.21†	Form of Performance Stock Unit Award Agreement under 2015 Incentive Award Plan	8-K	001-37502	10.1	8/26/16
21.1	List of subsidiaries of MCBC Holdings, Inc.					*
23.1	Consent of BDO USA, LLP, independent registered public accounting firm					*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

†Indicates management contract or compensatory plan.

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 7, 2017	MCBC HOLDINGS, INC.

	By:	/s/ TERRY MCNEW
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TERRY MCNEW	President and Chief Executive Officer (Principal Executive Officer) and Director
Terry McNew		September 7, 2017

/s/ TIMOTHY M. OXLEY	Chief Financial Officer (Principal Financial and Accounting Officer), Treasurer and Secretary
Timothy M. Oxley		September 7, 2017

/s/ FREDERICK A. BRIGHTBILL	Director
Frederick A. Brightbill		September 7, 2017

/s/ W. PATRICK BATTLE	Director
W. Patrick Battle		September 7, 2017

/s/ DONALD C. CAMPION	Director
Donald C. Campion		September 7, 2017

/s/ TJ CHUNG	Director
TJ Chung		September 7, 2017

/s/ ROCH LAMBERT	Director
Roch Lambert		September 7, 2017

/s/ PETER G. LEEMPUTTE	Director
Peter G. Leemputte		September 7, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

MCBC Holdings, Inc.

Vonore, Tennessee

We have audited the accompanying consolidated balance sheets of MCBC Holdings, Inc. as of June 30, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended June 30, 2017.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MCBC Holdings, Inc. at June 30, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Memphis, Tennessee

September 7, 2017

MCBC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except share and per share data)

	June 30,
	2017	2016

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,038	$73
Accounts receivable — net of allowances of $82 and $65, respectively	3,500	2,966
Income tax receivable	—	5
Inventories — net (Note 4)	11,676	13,268
Prepaid expenses and other current assets (Note 5)	2,438	1,780
Total current assets	21,652	18,092
Property, plant and equipment — net (Note 6)	14,827	13,826
Intangible assets — net (Note 7)	16,643	16,750
Goodwill	29,593	29,593
Deferred debt issuance costs — net	481	601
Deferred income taxes (Note 2 and 11)	—	3,501
Other	125	170
Total assets	$83,321	$82,533
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$11,008	$13,112
Income tax payable	780	1,108
Accrued expenses and other current liabilities (Note 8)	21,410	22,276
Current portion of long term debt, net of unamortized debt issuance costs (Note 10)	3,687	7,885
Total current liabilities	36,885	44,381
Long term debt, net of unamortized debt issuance costs (Note 10)	30,790	44,342
Deferred income taxes (Note 2 and 11)	953	—
Unrecognized tax positions (Note 11)	2,932	2,189
Total liabilities	71,560	90,912
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.01 par value per share — authorized, 100,000,000 shares; issued and outstanding, 18,637,445 shares at June 30, 2017 and 18,591,808 shares at June 30, 2016	186	186
Additional paid-in capital	112,945	112,375
Accumulated deficit	(101,370)	(120,940)
Total stockholders' equity (deficit)	11,761	(8,379)
Total liabilities and stockholders' equity (deficit)	$83,321	$82,533

The notes form an integral part of the consolidated financial statements.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands, except share and per share data)

	For the Years Ended June 30,
	2017	2016	2015

NET SALES	$228,634	$221,600	$214,386
COST OF SALES	165,158	160,521	163,220
GROSS PROFIT	63,476	61,079	51,166
OPERATING EXPENSES:
Selling and marketing	9,380	9,685	8,552
General and administrative	20,474	29,162	18,472
Amortization of intangible assets	107	221	222
Total operating expenses	29,961	39,068	27,246
OPERATING INCOME	33,515	22,011	23,920
OTHER EXPENSE (INCOME):
Interest expense	2,222	1,280	5,171
Change in common stock warrant fair value	—	3,425	6,621
Other income	—	(1,212)	—
INCOME BEFORE INCOME TAX EXPENSE	31,293	18,518	12,128
INCOME TAX EXPENSE	11,723	8,308	6,594
NET INCOME	$19,570	$10,210	$5,534

EARNINGS PER COMMON SHARE:
Basic	$1.05	$0.57	$0.50
Diluted	$1.05	$0.56	$0.47
WEIGHTED AVERAGE SHARES USED FOR COMPUTATION OF:
Basic earnings per share	18,592,885	17,849,319	11,139,000
Diluted earnings per share	18,620,708	18,257,007	11,862,699

The notes form an integral part of the consolidated financial statements.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Dollar amounts in thousands, except share and per share data)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at July 1, 2014	11,139,000	$111	$8,841	$(12,739)	$(3,787)
Dividends declared	—	—	—	(44,000)	(44,000)
Net Income	—	—	—	5,534	5,534
Balance at July 1, 2015	11,139,000	111	8,841	(51,205)	(42,253)
Sale of common stock in IPO, net of $9,309 in underwriter discounts, commissions and offering expenses	6,071,429	61	81,701	—	81,762
Issuance of shares of common stock warrants and options	864,946	9	12,653	—	12,662
Repurchase and retirement of common stock	(378,417)	(4)	(4,322)	—	(4,326)
Equity-based compensation, net of withholding taxes on equity awards	894,850	9	13,502	—	13,511
Dividends declared				(79,945)	(79,945)
Net income	—	—	—	10,210	10,210
Balance at June 30, 2016	18,591,808	$186	$112,375	$(120,940)	$(8,379)
Equity-based compensation activity	45,637	—	1,019	—	1,019
Offering costs	—	—	(449)	—	(449)
Net income	—	—	—	19,570	19,570
Balance at June 30, 2017	18,637,445	$186	$112,945	$(101,370)	$11,761

The notes form an integral part of the consolidated financial statements.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Dollars amounts in thousands, except share and per share data)

	For the Years Ended June 30,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,570	$10,210	$5,534
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,231	3,444	3,278
Inventory obsolescence reserve	399	359	776
Paid in kind interest	—	—	1,034
Deferred issuance costs	361	109	169
Stock-based compensation	711	13,687	—
Loss on extinguishment of debt	—	716	852
Change in common stock warrant fair value	—	3,425	6,621
Unrecognized tax benefits	743	1,670	(101)
Deferred income taxes	4,454	(3,923)	6,062
Net provision of doubtful accounts	17	(27)	(373)
Loss on disposal of fixed assets	10	1	78

Changes in operating assets and liabilities:
Accounts receivable	(551)	(286)	2,126
Inventories	1,193	(2,086)	(632)
Prepaid expenses and other current assets	(658)	3,348	(5,667)
Income tax receivable	5	(5)	—
Other assets	45	(45)	(45)
Accounts payable	(2,104)	(1,697)	1,788
Income tax payable	(328)	884	42
Accrued expenses and other current liabilities	(866)	963	3,712
Net cash provided by operating activities	26,232	30,747	25,254

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal of assets	—	—	(10)
Purchases of property and equipment	(4,135)	(3,817)	(3,467)
Net cash used in investing activities	(4,135)	(3,817)	(3,477)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	91,071	—
Proceeds from issuance of long-term debt	—	50,000	75,000
Payments of costs directly associated with offerings	(449)	(7,202)	—
Cash paid for withholding taxes on vested stock	(4)	—	—
Excess tax benefits	312	—
Principal payments on long-term debt	(14,865)	(71,250)	(70,764)
Proceeds from revolving line of credit	—	9,208	20,188
Payments on revolving line of credit	(3,126)	(14,271)	(12,000)
Repurchase and retirement of common stock	—	(4,502)	—
Payments of debt discount	—	(923)	(1,120)
Payments of deferred financing costs	—	(300)	(453)
Dividends paid	—	(79,945)	(44,000)
Proceeds from exercise of common stock warrant	—	90	—
Net cash used in financing activities	(18,132)	(28,024)	(33,149)
NET CHANGE IN CASH AND CASH EQUIVALENTS	3,965	(1,094)	(11,372)

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	73	1,167	12,539
CASH AND CASH EQUIVALENTS — END OF PERIOD	$4,038	$73	$1,167
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$2,006	$397	$2,725
Cash payments for income taxes	$6,541	$9,635	551
SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES:
Payment of costs directly associated with the issuance of common stock	—	2,107	—
Issuance of shares of common stock warrants	$—	$12,572	$—

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

Dealer Incentives

The Company provides for various structured dealer rebate and sales promotions incentives, which are recognized as a reduction in net sales, at the time of sale to the dealer. Dealer rebate and sales promotions incentives are based on actual wholesale rebate and applicable sales promotion expenses at the time of sale to the dealer. Examples of such programs include seasonal discounts, volume commitment rebates and other allowances. Dealer rebate and sales promotion incentives recorded during the years ended June 30, 2017, 2016, and 2015, were $5,660, $6,701 and $5,152, respectively.

Rebates may apply to boats already in dealer inventory. These “retail rebates” on boats in the dealer’s inventory are recorded when the rebate is communicated to the dealer. Retail rebates are estimated based on current programs and historical achievement and/or usage rates. Actual results may differ from these estimates if market conditions dictate the need to enhance or reduce sales promotion and incentive programs or if dealer achievement or other items vary from historical trends. Retail rebates recorded during the years ended June 30, 2017, 2016, and 2015, were $5,484, $3,628 and $2,987, respectively.

Accrued rebates are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

Floor Plan Reimbursement Costs

The Company participates in various programs whereby it agrees to reimburse its dealers for certain floor plan interest costs incurred by such dealers for limited periods of time, ranging up to nine months. Such costs are included as a reduction in net sales in the consolidated statements of operations and totaled $3,705, $3,472 and $2,459 for the years ended June 30, 2017, 2016, and 2015, respectively.

Shipping and Handling Costs — The Company includes shipping and handling costs billed to customers in net sales in the consolidated statements of operations. The Company includes costs incurred to transport product to customers and internal handling costs, which relate to activities to prepare goods for shipment, in cost of sales. For the years ended June 30, 2017, 2016, and 2015, shipping and handling costs billed to customers totaled $4,124, $4,043 and $4,050, respectively, and shipping and handling costs included in cost of sales totaled $3,584, $3,952 and $4,461, respectively.

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

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share data and per unit data)

Cash and Cash Equivalents — The Company considers all highly-liquid investments with an original maturity of three months or less to be cash and cash equivalents. The Company’s cash deposits are in financial institutions located in Tennessee and Ohio and may at times exceed federally insured amounts. The Company had no cash equivalents at June 30, 2017 and 2016.

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

The Company is dependent on third-party equipment manufacturers, distributors, and dealers for certain parts and materials utilized in the manufacturing process. In 2017, 2016, and 2015 the Company purchased all engines for its MasterCraft boats under a supply agreement with one vendor. Total purchases to this vendor were $31,075, $31,232 and $29,027 for 2017, 2016, and 2015, respectively. Total accounts payable to this vendor were $2,291 and $2,309 as of June 30, 2017 and 2016, respectively. The Company is dependent on the ability of its suppliers to provide products on a timely basis and on favorable pricing terms. The loss of certain principal suppliers or a significant reduction in product availability from principal suppliers could have a material adverse effect on the Company. Business risk insurance is in place to mitigate the business risk associated with sole suppliers for sudden disruptions such as those caused by natural disasters.

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

Goodwill and Other Intangible Assets — The Company does not amortize goodwill and other purchased intangible assets with indefinite lives. All of the Company’s goodwill and intangible assets relate to the MasterCraft reporting unit. The Company’s primary intangible assets with finite lives consist of a dealer network, developed technologies, software, and order backlog, and are carried at their estimated fair values at the time of acquisition, less accumulated amortization. Amortization is recognized on a straight-line basis over the estimated useful lives of the respective assets (see Note 7). Intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate long-lived assets described below.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share data and per unit data)

Impairment of Goodwill and Other Intangible Assets — The Company performed a qualitative assessment of goodwill and other indefinite-lived intangible assets for the years ended June 30, 2017, 2016 and 2015 to determine if it was more likely than not that the fair value of a reporting unit was less than its carrying amount. Based on the Company’s qualitative assessments it was determined that there was no impairment charge related to its intangible assets during the years ended June 30, 2017, 2016, and 2015. These assets are reviewed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Impairment of Long-Lived Assets Other Than Indefinite-Lived Assets — The Company assesses the potential for impairment of its long- lived assets if facts and circumstances, such as declines in sales, earnings, or cash flows or adverse changes in the business climate, suggest that they may be impaired. The Company performs its review by comparing the book value of the assets to the estimated future undiscounted cash flows associated with the assets. If any impairment in the carrying value of its long-lived assets is indicated, the assets would be adjusted to an estimate of fair value. The Company did not evaluate its long-lived assets for impairment as of June 30, 2017 and 2016 as no triggering event occurred.

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

In determining the amount of current and deferred tax the Company takes into account the impact of uncertain tax positions and whether additional taxes, interest and penalties may be due. The Company believes that its accruals for tax liabilities are adequate for all open tax years based on its assessment of many factors, including interpretations of tax law and prior experience. This assessment relies on estimates and assumptions and may involve a series of judgments about future events. New information may become available that causes the Company to change its judgment regarding the adequacy of existing tax liabilities; such changes to tax liabilities will have an impact on tax expense in the period that such a determination is made. The income tax effects of the differences we identify are classified as long-term deferred tax assets

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share data and per unit data)

and liabilities in our Consolidated Balance Sheets as of June 30, 2017 and June 30, 2016, following the adoption of ASU 2015-17, Income Taxes during the year ended June 30, 2016.

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

Research and Development — Research and development expenditures are expensed as incurred. The amount charged against the years ended June 30, 2017, 2016, and 2015 was $3,550, $3,508 and $3,027, respectively, and is included in operating expenses in the consolidated statements of operations.

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

Deferred Financing Costs — Certain costs incurred to obtain financing are capitalized and amortized over the term of the related debt using the effective interest method. For the year ended June 30, 2017 the Company did not incur any deferred financing costs. For the years ended June 30, 2016 and 2015, the Company incurred deferred financing costs of $300 and $453, respectively. For the years ended June 30, 2017, 2016, and 2015 the Company recorded amortization of $361, $85 and $42, respectively.

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

Common Stock Warrant — The Company accounted for its freestanding common stock warrant as a liability until settlement. As of June 3, 2016, all of the common stock warrants were exercised or exchanged. Changes in the estimated fair value of the warrant are separately stated in the consolidated statements of operations.

Advertising — Advertising costs are expensed as incurred. The amount charged against operations during the years ended June 30, 2017, 2016, and 2015, was $5,201, $5,725 and $5,521, respectively, and is included in selling and marketing expenses in the consolidated statements of operations.

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

Segment Information — Operating segments are identified as components of an enterprise about which discrete financial information is available for evaluation by the chief operating decision maker in making decisions on how to allocate resources and assess performance. The Company views its operations in two operating segments based on product brand consisting of the MasterCraft brand and the Hydra-Sports brand. Hydra-Sports production was terminated on June 30, 2015.

New Accounting Pronouncements Issued But Not Yet Adopted

In May 2017, the Financial Accounting Standards Board (the “FASB”) issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. This guidance provides clarity and reduces complexity

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share data and per unit data)

when applying the guidance in Topic 718, Compensation—Stock Compensation to a change to the term or condition of a share-based payment. ASU 2017-09 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. The Company is currently evaluating the effect that the adoption of this new guidance is expected to have on our financial position or results of operations and related disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This guidance eliminates Step 2 from the goodwill impairment test. Instead, an entity should recognize an impairment charge for the amount by which the carrying value exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2019. The Company is currently evaluating the effect that the adoption of this new guidance is expected to have on our financial position or results of operations and related disclosures.

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

The Company is continuing to assess the potential effects of these ASUs on its consolidated financial statements, business processes, systems and controls. The Company plans to use the modified retrospective approach in applying the new standard. Based on the Company’s progress, it expects an impact from the new standard for dealers who are offered retail promotions which are currently recorded at the later of when the program has been communicated to the dealer or at the time of sale. Under the new standard, the Company expects these retail promotions to be recognized at the time of sale. As a result, the Company expects a change in the timing of recording retail promotions and rebates; however, it does not expect a change in the total amount of cumulative revenue recognized for each transaction. Any potential effect of adoption of these ASUs have not yet been quantified. Additionally, the Company’s expectations may change as its implementation progresses.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This guidance identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods with early adoption permitted. The Company is currently evaluating the impact of this new guidance, but does not expect it will have a material impact on its consolidated financial statements.

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

In July 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-11, Simplifying the Measurement of Inventory.  This ASU changes the measurement principle for inventories valued under the FIFO or weighted-average methods from the lower of cost or market to the lower of cost and net realizable value.  Net realizable value is defined by the FASB as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods with early adoption permitted. The Company is currently evaluating the impact of this new guidance, but does not expect it will have a material impact on its consolidated financial statements.

There are no other recently issued accounting pronouncements that are expected to have a material impact on our financial position or results of operations and related disclosures.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share data and per unit data)

4.INVENTORIES

Inventories at June 30, 2017 and 2016 consisted of the following:

	2017	2016
Raw materials and supplies	$7,164	$5,420
Work in process	1,772	2,196
Finished goods	3,427	5,984
Obsolescence reserve	(687)	(332)
Total inventories	$11,676	$13,268

Activity in the obsolescence reserve was as follows for the years ended June 30, 2017 and 2016:

	2017	2016
Beginning balance	$(332)	$(480)
Charged to costs and expenses	(399)	(359)
Disposals	44	507
Ending balance	$(687)	$(332)

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at June 30, 2017 and 2016, consisted of the following:

	2017	2016
Prepaid photo shoot	$497	$650
Insurance	765	591
Trade show deposits	73	133
Other	1,103	406
Total prepaid expenses and other current assets	$2,438	$1,780

6.PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment — net at June 30, 2017 and 2016, consisted of the following:

	2017	2016
Land and improvements	$1,125	$1,125
Buildings and improvements	8,208	8,371
Machinery and equipment	16,189	17,666
Furniture and fixtures	847	1,028
Construction in progress	3,465	1,930
Total property, plant, and equipment	29,834	30,121
Less accumulated depreciation	(15,007)	(16,295)
Property, plant, and equipment — net	$14,827	$13,826

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share data and per unit data)

Depreciation expense for the years ended June 30, 2017, 2016, and 2015 was $3,124, $3,223 and $3,057, respectively.

7.INTANGIBLE ASSETS

As of June 30, 2017 and 2016, details of the Company’s intangible assets other than goodwill were as follows:

	2017
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Dealer network	$1,590	$(947)	$643
Total amortizable intangible assets	1,590	(947)	643
Trade names	16,000	—	16,000
Total intangible assets	$17,590	$(947)	$16,643

	2016
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Dealer network	$1,590	$(840)	$750
Total amortizable intangible assets	1,590	(840)	750
Trade names	16,000	—	16,000
Total intangible assets	$17,590	$(840)	$16,750

The amortizable intangible assets reflected in the table above were determined by management to have finite lives. The useful life for the dealer network intangible, which is 14 years, was based on the average tenure of the dealer group. The trade names have been determined to have indefinite lives and are not being amortized, based on management’s expectation that trade names will generate cash flows for an indefinite period. Management expects to maintain usage of the trade names on existing products and introduce new products in the future under the trade names, thus extending their lives indefinitely.

Amortization expense for the years ended June 30, 2017, 2016, and 2015, was $107, $221 and $222, respectively. Estimated amortization expense for the five years subsequent to June 30, 2017, is shown in the following table:

Fiscal years ending June 30,
2018	$107
2019	107
2020	107
2021	107
2022	107
and thereafter	108
Total	$643

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share data and per unit data)

8.ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at June 30, 2017 and 2016, consisted of the following:

	2017	2016
Warranty	$12,237	$11,392
Self-insurance	763	809
Compensation and related accruals	1,691	1,706
Inventory repurchase contingent obligation	1,008	742
Interest	1,008	1,178
Dealer incentives	2,755	4,336
Other	1,948	2,113
Total accrued expenses and other current liabilities	$21,410	$22,276

The following table provides a roll forward of the accrued warranty liability for the years ended June 30, 2017 and 2016:

	2017	2016
Beginning balance	$11,392	$10,228
Provisions	4,723	5,461
Payments made	(3,052)	(4,297)
Adjustments to preexisting warranties	(825)	—
Ending balance	$12,237	$11,392

Activity in dealer incentives for the years ended June 30, 2017 and 2016 was as follows:

	2017	2016
Beginning balance	$4,336	$3,568
Provisions	11,160	10,759
Payments made	(12,741)	(9,991)
Ending balance	$2,755	$4,336

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

The following summarizes the basis used to measure certain financial assets and liabilities at fair value as of June 30, 2017:

	2017 Fair Value Measurements Using
	Level 1	Level 2	Level 3
Asset — interest rate cap	$—	$90	$—

There were no financial assets or liabilities subject to fair value measurements at June 30, 2016. The interest rate cap is valued utilizing pricing models taking into account inputs such as interest rates and notional amounts. Fair value measurements for the Company’s interest rate cap are classified under Level 2 because such measurements are based on significant other observable inputs. There were no transfers of assets or liabilities between Level 1 and Level 2 during the fiscal year ended June 30, 2017.

The Company had issued a common stock warrant for the purchase of 1,113,900 shares of common stock which was classified within Level 3 because it was valued using valuation techniques using certain inputs that are unobservable in the market. The strike price was $4.27 per share and is subject to adjustment based on stock splits, stock dividends and certain other events or transactions. The Company used an option pricing model to estimate the fair value of the warrant as of June 30, 2015. Key inputs used in valuing the Company’s warrant include the Company’s common stock price (estimated using a combination of the income and market approach), the Company’s common stock price volatility, risk-free interest rate, and exercise price of the warrant. The estimated expected volatility was based on the volatility of common stock of a group of comparable, publicly traded companies. As of June 3, 2016 all holders of the common stock warrants had exchanged or exercised their warrants for common stock.

The following table shows the reconciliation from the beginning to the ending balance for the Company’s common stock warrant liability measured at fair value on a recurring basis using significant unobservable inputs (i.e., Level 3) at June 30, 2016:

2016
Beginning balance	9,147
Issuance of shares for common stock warrant	(12,572)
Change in common stock warrant fair value	3,425
Ending balance	—

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share data and per unit data)

10. LONG-TERM DEBT

Long-term debt outstanding at June 30, 2017 and 2016 is as follows:

	2017	2016
Revolving credit facility	$—	$3,126
Senior secured term loan	35,135	50,000
Debt issuance costs on term loan	(658)	(899)
Total debt	34,477	52,227
Less current portion of long-term debt	3,904	8,126
Less current portion of debt issuance costs on term loan	(217)	(241)
Long-term debt — less current portion	$30,790	$44,342

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

In May 2016, the Company entered into a Second Amended and Restated Credit and Guaranty Agreement with Fifth Third Bank, as the agent and letter of credit issuer, and the lenders party thereto (the “Amended Credit Agreement”). The Amended Credit Agreement replaces the Company’s Amended and Restated Credit Agreement, dated March 13, 2015 (as amended in February 2016. The Amended Credit Agreement provides the Company with an $80,000 senior secured credit facility, consisting of a $50,000 term loan (the “Term Loan”) and a $30,000 revolving credit facility (the “Revolving Credit Facility”). The Amended Credit Agreement bears interest, at the Company’s option, at either the prime rate plus an applicable margin ranging from 0.75% to 1.50% or at an adjusted London Interbank Offered Rate (“LIBOR”) plus an applicable margin ranging from 2.75% to 3.50%, in each case based on the Company’s senior leverage ratio. Based on the Company’s senior leverage ratio for the fiscal year ended June 30, 2017, the applicable margin for loans accruing interest at the prime rate is 0.75% and the applicable margin for loans accruing interest at LIBOR is 2.75%. The Amended Credit

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share data and per unit data)

Agreement is secured by a first-priority security interest in substantially all of the Company’s assets. Obligations under the Amended Credit Agreement are guaranteed by the Company and each of its domestic subsidiaries.

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

Under the Revolving Credit Facility, as of June 30, 2017, the Company had no borrowings and as of June 30, 2016, the Company had borrowings of $3,126. As of June 30, 2017 and 2016, the Company had net availability of $29,750 and $26,627, respectively.  Availability was reduced by outstanding letters of credit of $250 at June 30, 2017 and June 30, 2016. As of June 30, 2017 and 2016, the effective interest rate on borrowings outstanding were 3.803% and 3.559%, respectively. As of June 30, 2017 the Company was in compliance with all of its debt covenants under its Term Loan and Revolving Credit Facility.

Long-term debt maturities for the Term Loan subsequent to June 30, 2017 are as follows:

Fiscal years ending June 30,
2018	$3,904
2019	5,856
2020	5,856
2021	19,519
2022	—
Total	$35,135

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share data and per unit data)

11. INCOME TAXES

Earnings from continuing operations before income taxes and equity by jurisdiction were all in the U.S. except for a loss of $53 and income of $53 in 2017 and 2016, respectively.

For the years ended June 30, the components of the provision for income taxes are as follows:

	For the Years Ended June 30,
	2017	2016	2015
Current income tax expense:
Federal	$5,803	$10,530	$436
State and other	1,584	2,020	96
Benefit of operating loss carryforwards	(118)	(319)	—
Total current tax expense	7,269	12,231	532
Deferred tax expense:
Federal	4,154	(3,583)	5,636
State and other	300	(340)	426
Total deferred tax expense	4,454	(3,923)	6,062
Income tax expense	$11,723	$8,308	$6,594

The difference between the statutory and the effective federal tax rate for the periods below is attributable to the following:

	For the Years Ended June, 30
	2017	2016	2015
Statutory income tax rate	35.00%	35.00%	34.00%
State taxes (net of federal income tax benefit and valuation allowance)	2.83	0.41	2.73
Valuation allowance	—	0.06	0.30
Tax credits	(0.62)	(2.82)	—
Other	0.04	(0.21)	(2.95)
Uncertain tax positions	1.93	6.06	(0.55)
Permanent differences	(1.72)	6.36	20.84
Effective income tax rate	37.46%	44.86%	54.37%

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share data and per unit data)

As of June 30, 2017 and 2016, a summary of the significant components of the Company’s deferred tax assets and liabilities was as follows:

	2017	2016
Deferred tax assets:
Warranty reserves	$4,392	$4,301
Repurchase agreements	362	280
Other reserves	121	998
Unrecognized tax benefits	859	719
Stock Compensation	336	4,527
State net operating loss	130	130
Foreign net operating loss	104	117
Valuation allowance	(234)	(247)
Total deferred tax assets	6,070	10,825
Deferred tax liabilities:
Depreciation	(984)	(907)
Intangible asset basis difference	(6,037)	(6,406)
Other	(2)	(11)
Total deferred tax liabilities	(7,023)	(7,324)
Net deferred tax assets (liabilities)	$(953)	$3,501

	2017	2016
Noncurrent deferred tax assets	—	3,501
Noncurrent deferred tax liabilities	(953)	—
Net deferred tax assets (liabilities)	$(953)	$3,501

The Company has state net operating loss (NOL) carryforwards of $3,013 that expire in varying years ranging from June 30, 2024 to June 30, 2029, and foreign NOL carryforwards of $494 that can be carried forward indefinitely. However, the Company determined that it is more likely than not that the benefit from these state and foreign NOL carryforwards will not be realized.  In recognition of this risk, the Company has provided a full valuation allowance on the deferred tax assets relating to these state and foreign NOL carryforwards.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding accrued amounts for interest and penalties, is as follows:

	2017	2016
Balance at July 1	$2,054	$328
Additions based on tax positions related to the current year	413	623
Additions for tax positions of prior years	—	1,143
Reductions for tax positions of prior years	(25)	(40)
Balance at June 30	$2,442	$2,054

Of this total, $910 and $667 as of June 30, 2017 and 2016, respectively represent the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The total amount of interest and penalties recorded in the consolidated statements of operations for the years ended June 30, 2017, and 2016 were a benefit

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share data and per unit data)

of $355 and $57, respectively. The amounts accrued for interest and penalties at June 30, 2017 and 2016 were $490 and $135 respectively.

In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of June 30, 2017, the Company has not made a provision for U.S. or additional foreign withholding taxes on investments in foreign subsidiaries that are indefinitely reinvested. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances.

The Company and its subsidiaries are subject to U.S. federal income tax, as well as various other income state taxes and foreign income taxes. The Company is no longer subject to examination by taxing authorities for years before June 30, 2011. The Company expects the total amount of unrecognized benefits to increase by approximately $845 in the next twelve months.

12.STOCK-BASED COMPENSATION

During fiscal year ended June 30, 2015 the Company adopted the Amended and Restated MCBC Holdings, Inc. 2015 Incentive Award Plan (“2015 Plan”) in order to facilitate the grant of cash and equity incentives to non-employee directors, employees, and consultants of the Company and certain of its affiliates and to enable the Company and certain of its affiliates to obtain and retain the services of these individuals, which is essential to our long-term success. In July 2015, the Board amended and restated the Company's 2015 Plan which became effective just prior to the closing of the Company’s initial public offering to increase the shares available for issuance under the 2015 Plan from 1,518,958 shares to 2,458,633 shares. The Plan provides for the grant of stock options, including incentive stock options, or ISOs, and nonqualified stock options, or NSOs, restricted stock, dividend equivalents, stock payments, restricted stock units, or RSUs, restricted stock awards, or RSAs, deferred stock, deferred stock units, performance awards, stock appreciation rights, or SARs, performance stock units, or PSUs, and cash awards.  As of June 30, 2017, there were 1,722,190 shares available for issuance under the 2015 Plan. All outstanding awards granted under the Company’s 2010 Equity Incentive Plan have vested. The Company does not intend to grant additional awards under this plan.

In May 2015, the Company granted to certain employees 841,585 shares of restricted stock under the 2015 Plan. For accounting purposes, the vesting conditions were not probable at the time of the grant. Upon completion of the IPO, the vesting conditions had been met at which time the restricted shares had a per share fair value of $15.00, which was the initial public offering price. The award included performance conditions that were based on either an initial public offering or a change in control and until consummation of the event it was not considered probable for accounting purposes.  In July 2015, the Company granted 47,146 shares of restricted stock under the 2015 Plan to certain non-employee directors at a per share fair value of $15.66, which was the closing price of the stock on July 24, 2015. For these restricted stock awards, the Company recognized stock-based compensation through the vesting date on a straight-line basis over 181 days from the Company’s initial public offering date. In April 2016, the Company granted 6,140 shares of restricted stock under the 2015 Plan to certain non-employee directors at a per share fair value of $13.41, which was the closing price of the stock on April 2, 2016. For these restricted stock awards, the Company recognized stock-based compensation through the vesting date of June 30, 2016.

In August 2016, the Company granted to certain employees 28,391 shares of RSAs under the 2015 Plan at a per share fair value of $11.85, which is the market value of the Company’s common stock on the grant date. The RSAs will vest in three equal annual installments. In addition, the Company granted 10,770 RSAs under the 2015 Plan to certain non-employee directors for their annual equity award at a per share fair value of $11.85. In December 2016, the Company granted 5,572

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share data and per unit data)

RSAs under the 2015 Plan to its two new non-employee directors for their pro-rata portion of their annual equity award at a per share fair value of $13.47. In January 2017, the Company granted 1,968 RSAs under the 2015 Plan to its new non-employee directors for the pro-rata portion of their annual equity award at a per share fair value of $14.63. During the fiscal years ended June 30, 2017 and 2016, the Company recognized $321 and $13,444, respectively, in stock-based compensation from RSAs.

A summary of restricted stock award activity for the year ended June 30, 2017 is as follows:

	Number of Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value
Total Non-vested Restricted Stock Awards at beginning of year	—	$—
Granted	47,131	12.22
Vested	(18,740)	18.94
Forfeited	(1,974)	19.55
Total Non-vested Restricted Stock Awards at end of year	26,417	$12.22

In July 2015, the Company granted 137,786 NSOs to certain employees at an option price equal to the $15.00 per share of the Company’s common stock, which was the initial public offering price, which will vest in 25% increments annually on each of the first four anniversaries of the grant date. During the fiscal year ended June 30, 2016, there were 15,146 stock options forfeited. During the fiscal year ended June 30, 2017 and 2016, the Company recognized $240 and $243, respectively, from these NSOs in stock-based compensation.

The Company estimated the grant date fair value of stock options using the Black-Scholes pricing model assuming a risk-free interest rate of 1.93%, an expected term of 6.25 years, no dividend yield and a volatility rate of 56.7%. The Company determined that it does not have sufficient information on which to base a reasonable and supportable estimate of expected volatility of its share price, because they have limited or no active stock transactions with third parties. Therefore, the Company has selected to use the calculated value method. Under this method, the Company used comparable public companies to estimate expected volatility. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. There was no stock-based compensation recognized for the fiscal year ended June 30, 2015.

A summary of option activity for the year ending June 30, 2017 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Yrs.)	Value
Outstanding at beginning of year	122,640	$10.70	9.1	$43
Granted	—	$—	—	$—
Exercised	(1,578)	$10.70	8.1	$—
Forfeited or expired	(4,734)	$10.70	8.1	$—
Outstanding at end of year	116,328	$10.70	8.1	$1,030
Fully vested and exercisable at end of year	—	$—	—	$—

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share data and per unit data)

A summary of option activity for the year ending June 30, 2016 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Yrs.)	Value
Outstanding at beginning of year	86,985	$4.03	4.7	$833
Granted	137,786	$15.00	10.0	$—
Exercised	(86,985)	$4.03	—	$—
Forfeited or expired	(15,146)	$15.00	—	$—
Outstanding at end of year	122,640	$10.70	9.1	$43
Fully vested and exercisable at end of year	—	$—	—	$—

Pursuant to the terms of the 2015 Plan, the exercise price of options were reduced by $4.30, the amount of the special cash dividend paid on June 10, 2016, from an exercise price of $15.00 to an exercise price of $10.70. The other terms of the options remain unchanged.

In August 2016, the Company granted 42,587 performance stock units (“PSUs”) under its 2015 Plan to certain employees at a per share fair value of $11.85, which was the market value of the Company’s common stock on the grant date.  The awards will be earned based upon the Company’s obtainment of certain performance criteria over a three-year period. The performance period for the awards are a three-year period commencing July 1, 2016 and ending June 30, 2019.  Following the determination of the Company’s achievement with respect to the performance criteria, the amount of shares awarded will be subject to adjustment based upon the application of a total shareholder return (“TSR”) modifier. The probability of achieving the performance criteria is assessed quarterly, and compensation expense is recognized ratably over the performance period in accordance with ASC 718, Compensation—Stock Compensation. The Company recognized $150 in stock-based compensation expense from these PSUs during the fiscal year ended June 30, 2017.

A summary of performance stock award activity for the year ending June 30, 2017 is as follows:

	Number of Performance Stock Units Outstanding	Weighted Average Grant Date Fair Value
Total Non-vested Performance Stock Units at beginning of year	—	$—
Granted	42,587	11.85
Vested	—	—
Forfeited	(1,974)	11.85
Total Non-vested Performance Stock Units at end of year	40,613	$11.85

13. COMMITMENTS AND CONTINGENCIES

The Company leases equipment and warehouse space under operating lease agreements expiring through 2020. Rental expense was $603, $468, and $262 during the years ended June 30, 2017, 2016, and 2015, respectively. Future minimum rental payments under all non-cancelable operating leases with remaining lease terms in excess of one year at June 30, 2017, are as follows:

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share data and per unit data)

Fiscal years ending June 30,
2018	$484
2019	314
2020	114
2021	87
2022	72
and thereafter	11
Total	$1,082

Under certain conditions, the Company is obligated to repurchase new inventory repossessed from dealerships by financial institutions that provide credit to boat dealerships. Under the terms of these repurchase agreements, the Company is obligated to repurchase inventory repossessed by these financial institutions for a period ranging from 18 months to 30 months from the date of the original sale of the products to the respective dealers. Repossession of products by the financial institutions normally occurs when a dealer goes out of business or defaults with a lender. The maximum obligation of the Company under such floor plan agreements aggregated approximately $94,046 and $88,810 as of June 30, 2017 and 2016, respectively. No units were repurchased for the fiscal year ended June 30, 2017 or June 30, 2016. The Company recorded a liability of $1,008 and $742 as of June 30, 2017 and 2016, respectively, after giving effect to proceeds anticipated to be received from the resale of those products to alternative dealers, and taking into consideration the credit quality of the dealers.

The Company is engaged in an exclusive contract with Ilmor Marine to provide engines for its MasterCraft boats. This contract makes Ilmor Marine the only supplier to MasterCraft for in-board engines and expires June 30, 2019. The Company is obligated to purchase a minimum number of engines during each model year and penalties can be assessed if the Company does not meet the purchase requirements. The Company did not incur any penalties related to engine purchase shortfalls for the years ended June 30, 2017 and 2016. Estimated purchases under the agreement range from approximately $26,000 to $27,000 for each of the years ending June 30, 2018 and 2019.

Future minimum purchase commitments under supply and other agreements are as follows:

Fiscal years ending June 30,
2018	$1,153
2019	1,153
2020	1,500
2021	—
2022	—
and thereafter	470
Total	$4,276

The Company is involved in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

On  May 2, 2017, the Company reached a resolution of its pending patent litigation with Malibu Boats.  The resolution of the litigation included a full release of all claims and counterclaims by the parties.  The resolution of the litigation also included a $2.5 million settlement charge, which is included in general and administrative expense in the accompanying

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share data and per unit data)

consolidated statement of operations, and the Company entering into a license agreement related to certain of Malibu’s patents.

14. RELATED PARTY

The schedule below identifies balances included in the consolidated statements of operations for the years ended June 30, 2017, 2016 and 2015.

	2017	2016	2015
Interest expense (Wayzata Investment Partners)	—	—	1,639

15. COMMON STOCK

As of June 30, 2017, the Company has authorized 100,000,000 shares of common stock, par value of $0.01 per share. Holders of common stock are each entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders are entitled to receive dividends when and if declared by the board of directors. In the event of liquidation, dissolution, or winding up, holders of common stock are entitled to receive a pro rata share of remaining assets available for distribution.

Initial Public Offering — On July 22, 2015, the Company completed the initial public offering of its common stock, in which it issued and sold 6,071,429 shares of common stock (exclusive of 910,714 shares of common stock sold by the selling stockholders pursuant to the exercise of an over-allotment option granted to the underwriters in connection with the offering) at a public offering price of $15.00 per share after giving effect to the 11.139-for-1 stock split consummated on July 22, 2015. The aggregate net proceeds received by the Company from the Company’s initial public offering were $81,762 after deducting $6,375 for underwriting discounts and commissions and $2,934 for offering expenses paid by the Company of which $827 were paid during the year ended June 30, 2016. These condensed consolidated financial statements give effect retrospectively to the stock split consummated on July 22, 2015. On May 26, 2016, the Company declared a special dividend of $4.30 per share which was paid on June 10, 2016.

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

Secondary Offerings — In December 2016, the Company completed two secondary offerings for a total of 2,995,000 shares of its common stock held by certain entities associated with Wayzata Investment Partners (collectively, the “Selling Stockholders”). The public offering price for the first offering consisting of 1,495,000 shares was $13.35 per share which included 195,000 shares sold by the Selling Stockholders pursuant to the over-allotment option granted to the underwriter, which was exercised concurrently with the closing of the secondary offering. The public offering price for the second offering consisting of 1,500,000 shares was $13.45 per share. The Company received no proceeds from the secondary

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share data and per unit data)

offerings. The Company incurred $181 for offering expenses during December 2016, which are reflected as a reduction to paid-in capital. Wayzata Investment Partners has now divested of all outstanding shares of the Company’s common stock acquired in connection with the Company’s initial public offering.

16. EARNINGS PER SHARE

The factors used in the earnings per share computation are as follows:

	2017	2016	2015
Net income	$19,570	$10,210	$5,534
Weighted average common shares — basic	18,592,885	17,849,319	11,139,000
Dilutive effect of assumed exercises of stock options	4,488	50,775	57,126
Dilutive effect of assumed restricted share awards\units	23,335	268,853	—
Dilutive effect of assumed exercises of common stock warrant	—	88,060	666,573
Weighted average outstanding shares — diluted	18,620,708	18,257,007	11,862,699
Basic earnings per share	$1.05	$0.57	$0.50
Diluted earnings per share	$1.05	$0.56	$0.47

For the year ended June 30 2017 and June 30, 2016, stock options for 91,980 and 124,020 shares of common stock, respectively, were not considered in computing diluted earnings per share because they were anti-dilutive. There were no anti-dilutive options or warrant shares excluded from the dilutive shares outstanding for the year ended June 30, 2015.

17. SEGMENT INFORMATION

The Company designs, manufactures, and markets recreational performance boats and prior to July 1, 2015 had two operating and reportable segments: MasterCraft and Hydra-Sports. The Company’s segments are defined by management’s reporting structure, product brands, and distribution channels. The MasterCraft product brand consists of recreational performance boats primarily used for water skiing, wakeboarding and wake surfing, and general recreational boating. The Company distributes the MasterCraft product brand through its dealer network. The Company manufactured Hydra-Sports recreational fishing boats under a contract manufacturing agreement with Hydra-Sports Custom Boats, LLC, an unrelated third party. All sales related to the Hydra-Sports brand were to the unrelated third party. The Company’s chief operating decision maker (“CODM”) regularly reviews the operating performance of each product brand including measures of performance based on income from operations. The Company considers each of the product brands to be an operating segment and has further concluded that presenting disaggregated information of these two operating segments provides meaningful information as certain economic characteristics are dissimilar as well as the characteristics of the customer base served.

On June 30, 2012, the Company sold the trade name, tooling, certain machinery, and finished goods of its Hydra-Sports business to Hydra-Sports Custom Boats, LLC, an unaffiliated third party. The Company concurrently entered into an agreement with the purchaser to contract manufacture a specified number of Hydra-Sports models annually at established prices, using certain of the tooling and machinery assets sold to Hydra-Sports Custom Boats, LLC which remained in use by the Company at the Company’s manufacturing facility for the duration of the manufacturing contract. This manufacturing agreement expired on June 30, 2015 and the Company did not renew it.  The Company determined that this did not have a major effect on its operations and financial results and decided to early adopt FASB issued ASU

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share data and per unit data)

2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.

Sales outside of North America accounted for 9.1%, 8.6%, and 10.1% of net sales of the MasterCraft segment for the years ended the years ended June 30, 2017, 2016, and 2015, respectively. The Company has no significant assets, concentration of sales to individual dealers or countries outside of North America during the years ended June 30, 2017 and 2016. All sales for the fiscal year ended June 30, 2015 in the Hydra-Sports segment were domestic.

Management evaluates performance based on business segment operating income. The Company files a consolidated income tax return and does not allocate income taxes and other corporate level expenses including interest to operating segments.

The Company does not maintain separate balance sheets for operating segments because this information is not considered meaningful for decision making as the CODM manages the business on a consolidated basis. All corporate costs are allocated to MasterCraft. All amounts in the accompanying Consolidated Statements of Operations for the years ended June 30, 2017 and 2016 pertain exclusively to the MasterCraft segment.

For the year ended June 30, 2015, the operating information for the reportable segments is as follows:

	MasterCraft	Hydra-Sports	Consolidated
Net sales	$199,907	$14,479	$214,386
Cost of sales	150,622	12,598	163,220
Operating income	21,695	2,225	23,920
Depreciation and amortization	3,169	109	3,278

18. QUARTERLY FINANCIAL REPORTING (UNAUDITED)

The following table sets forth summary quarterly financial information for the years ended June 30, 2017 and 2016.

	June 30	April 2	January 1	October 2
	2017	2017	2017	2016

Net sales	$58,325	$58,486	$51,134	$60,689
Gross profit	16,456	14,925	14,286	17,809
Operating income	10,559	4,282	7,039	11,635
Net income	$6,315	$2,241	$4,031	$6,983
Basic earnings per common share	$0.34	$0.12	$0.22	$0.38
Diluted earnings per common share	$0.34	$0.12	$0.22	$0.38
Weighted average shares used for computation of:
Basic earnings per common share	18,593,501	18,593,296	18,592,936	18,591,808
Diluted earnings per common share	18,659,246	18,625,904	18,605,078	18,592,603

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share data and per unit data)

	June 30	March 27	December 27	September 27
	2016	2016	2015	2015

Net sales	$53,386	$57,030	$55,203	$55,981
Gross profit	14,033	15,842	15,365	15,839
Operating income	7,698	7,513	2,780	4,020
Net income	$4,769	$4,894	$1,870	$(1,323)
Basic earnings per common share	$0.27	$0.26	$0.10	$(0.08)
Diluted earnings per common share	$0.26	$0.26	$0.10	$(0.08)
Weighted average shares used for computation of:
Basic earnings per common share	17,849,319	18,574,887	17,998,796	16,263,793
Diluted earnings per common share	18,257,007	18,779,557	18,606,884	16,263,793