Form 10-Q
period 2017-10-01
MCBC Holdings, Inc.
filed 2017-11-13
CIK 1638290

.

0

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 1, 2017

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

☐     Yes          ☑     No

As of November 6, 2017, there were 18,678,441 shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding.

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

our ability to continue our operating momentum, capture additional market share and deliver continued growth; expectations regarding driving margin expansion, sales increases and organic growth; the successful integration of NauticStar, LLC into our business; our fiscal 2018 outlook and key growth initiatives. Forward-looking statements involve estimates and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements.

The forward-looking statements contained in this quarterly report on Form 10-Q are based on assumptions that we have made in light of our industry experience and our perceptions of historical trends, current conditions, expected future developments and other important factors we believe are appropriate under the circumstances. As you read and consider this quarterly report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many important factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance anticipated in the forward-looking statements, including but not limited to the following: general economic conditions, demand for our products, changes in consumer preferences, competition within our industry, our reliance on our network of independent dealers, our ability to manage our manufacturing levels and our large fixed cost base, the successful introduction of our new products, and the other important factors described under the caption "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017, filed with the Securities and Exchange Commission (the “SEC”) on September 7, 2017. Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual operating and financial performance may vary in material respects from the performance projected in these forward-looking statements.

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

MCBC HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)

	Three Months Ended
	October 1, 2017	October 2, 2016

NET SALES	$65,049	$60,689
COST OF SALES	46,886	42,880
GROSS PROFIT	18,163	17,809
OPERATING EXPENSES:
Selling and marketing	2,737	2,054
General and administrative	4,335	4,093
Amortization of intangible assets	27	27
Total operating expenses	7,099	6,174
OPERATING INCOME	11,064	11,635
OTHER EXPENSE:
Interest expense	491	611
INCOME BEFORE INCOME TAX EXPENSE	10,573	11,024
INCOME TAX EXPENSE	3,527	4,041
NET INCOME	$7,046	$6,983

EARNINGS PER COMMON SHARE:
Basic	$0.38	$0.38
Diluted	$0.38	$0.38
WEIGHTED AVERAGE SHARES USED FOR COMPUTATION OF:
Basic earnings per share	18,615,100	18,591,808
Diluted earnings per share	18,686,626	18,592,603

The notes form an integral part of the condensed consolidated financial statements.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	October 1,	June 30,
	2017	2017

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,680	$4,038
Accounts receivable — net of allowances of $112 and $82, respectively	6,705	3,500
Inventories	11,569	11,676
Prepaid expenses and other current assets	2,624	2,438
Total current assets	33,578	21,652
Property, plant and equipment — net	14,627	14,827
Intangible assets — net	16,616	16,643
Goodwill	29,593	29,593
Deferred debt issuance costs — net	451	481
Other	125	125
Total assets	$94,990	$83,321
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,678	$11,008
Income tax payable	2,777	780
Accrued expenses and other current liabilities	20,368	21,410
Current portion of long term debt, net of unamortized debt issuance costs	4,182	3,687
Total current liabilities	43,005	36,885
Long term debt, net of unamortized debt issuance costs (Note 7)	29,376	30,790
Deferred income taxes	361	953
Unrecognized tax positions	3,220	2,932
Total liabilities	75,962	71,560
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value per share — authorized, 100,000,000 shares; issued and outstanding, 18,678,441 shares at October 1, 2017 and 18,637,445 shares at June 30, 2017	186	186
Additional paid-in capital	113,166	112,945
Accumulated deficit	(94,324)	(101,370)
Total stockholders' equity	19,028	11,761
Total liabilities and stockholders' equity	$94,990	$83,321

The notes form an integral part of the condensed consolidated financial statements.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share and per share data)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2017	18,637,445	$186	$112,945	$(101,370)	$11,761
Equity-based compensation activity	40,996	—	221	—	221
Net income	—	—	—	7,046	7,046
Balance at October 1, 2017	18,678,441	$186	$113,166	$(94,324)	$19,028

The notes form an integral part of the condensed consolidated financial statements.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Dollars in thousands, except share and per share data)

	Three Months Ended
	October 1, 2017	October 2, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,046	$6,983
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	732	797
Inventory obsolescence reserve	130	210
Deferred issuance costs	87	94
Stock-based compensation	264	119
Unrecognized tax benefits	288	115
Deferred income taxes	(592)	1,230
Net provision of doubtful accounts	30	27

Changes in operating assets and liabilities:
Accounts receivable	(3,235)	(2,004)
Inventories	(23)	462
Prepaid expenses and other current assets	(186)	(898)
Income tax receivable	—	(248)
Accounts payable	4,670	(301)
Income tax payable	1,997	(860)
Accrued expenses and other current liabilities	(1,042)	(684)
Net cash provided by operating activities	10,166	5,042

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(505)	(455)
Net cash used in investing activities	(505)	(455)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of costs directly associated with offerings	—	(72)
Cash paid for withholding taxes on vested stock	(43)	—
Principal payments on long-term debt	(976)	(1,250)
Payments on revolving line of credit	—	(3,126)
Net cash used in financing activities	(1,019)	(4,448)
NET CHANGE IN CASH AND CASH EQUIVALENTS	8,642	139

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	4,038	73
CASH AND CASH EQUIVALENTS — END OF PERIOD	$12,680	$212
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$373	$592
Cash payments for income taxes	$1,831	$3,804

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

The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of operations and statements of financial position for the interim periods presented. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for financial information have been condensed or omitted pursuant to such rules and regulations. The June 30, 2017 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP for complete financial statements. However, management believes that the disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the Company's audited consolidated financial statements for the year ended June 30, 2017 and, in the opinion of management, reflect all adjustments considered necessary to present fairly the Company's financial position as of October 1, 2017 and results of its operations, and its cash flows for the three months ended October 1, 2017 and October 2, 2016 and statement of shareholders' equity for the three months ended October 1, 2017. All adjustments are of a normal recurring nature. Our interim operating results for the three months ended October 1, 2017 and October 2, 2016 are not necessarily indicative of the results to be expected in future operating quarters.

There have been no changes in the Company's significant accounting policies or critical accounting estimates for the three months ended October 1, 2017 as compared with the significant accounting policies described in the Company's audited consolidated financial statements for the financial year ended June 30, 2017.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

New Accounting Pronouncements Issued But Not Yet Adopted—In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). This guidance establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact this new guidance is expected to have on its financial position or results of operations and related disclosures.

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

The Company is continuing to assess the potential effects of ASU 2014-09 on its consolidated financial statements, business processes, systems and controls. The Company plans to use the modified retrospective approach in applying the new standard. Based on the Company’s progress, it expects an impact from the new standard for dealers who are offered retail promotions which are currently recorded at the later of when the program has been communicated to the dealer or at the time of sale. Under the new standard, the Company expects these retail promotions to be recognized at the time of sale. As a result, the Company expects a change in the timing of recording retail promotions and rebates; however, it does not expect a change in the total amount of cumulative revenue recognized for each transaction. Any potential effect of adoption of this ASU has not yet been quantified. Additionally, the Company’s expectations may change as its implementation progresses.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The guidance clarifies the definition of a business that provides a two-step analysis in the determination of whether an acquisition or derecognition is a business or an asset. The update removes the evaluation of whether a market

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

participant could replace any missing elements and provides a framework to assist entities in evaluating whether both an input and a substantive process are present. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods and early adoption is permitted for transactions that meet specified criteria. This guidance is to be applied on a prospective basis for transactions that occur after the effective date.

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

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. This guidance provides clarity and reduces complexity when applying the guidance in Topic 718, Compensation—Stock Compensation to a change to the term or condition of a share-based payment. ASU 2017-09 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. The Company is currently evaluating the effect that the adoption of this new guidance is expected to have on our financial position or results of operations and related disclosures.

New Accounting Pronouncements Issued And Adopted — In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory.  This ASU changes the measurement principle for inventories valued under the FIFO or weighted-average methods from the lower of cost or market to the lower of cost and net realizable value.  Net realizable value is defined by the FASB as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods with early adoption permitted. The Company adopted the provisions of ASU 2015-11 on a prospective basis during the first quarter of fiscal year 2018. The adoption of this ASU did not have an impact on our financial position or results of operations and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This guidance identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods with early adoption permitted. The Company adopted the provisions of ASU 2016-1 on a prospective basis during the first quarter of fiscal year 2018. The adoption of this ASU did not have an impact on our financial position or results of operations and related disclosures.

There are no other recently issued accounting pronouncements that are expected to have a material impact on our financial position or results of operations and related disclosures.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

3.INVENTORIES

Inventories consisted of the following:

	October 1, 2017	June 30, 2017
Raw materials and supplies	$7,407	$7,164
Work in process	1,692	1,772
Finished goods	3,287	3,427
Obsolescence reserve	(817)	(687)
Total inventories	$11,569	$11,676

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	October 1, 2017	June 30, 2017
Prepaid photo shoot	$844	$497
Insurance	487	765
Trade show deposits	214	73
Other	1,079	1,103
Total prepaid expenses and other current assets	$2,624	$2,438

5.ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	October 1, 2017	June 30, 2017
Warranty	$12,483	$12,237
Self-insurance	696	763
Compensation and related accruals	1,348	1,691
Inventory repurchase contingent obligation	811	1,008
Interest	1,745	1,008
Dealer incentives	1,972	2,755
Other	1,313	1,948
Total accrued expenses and other current liabilities	$20,368	$21,410

The following table provides a roll forward of the accrued warranty liability:

Beginning balance - June 30, 2017	$12,237
Provisions	1,344
Payments made	(1,098)
Ending balance - October 1, 2017	$12,483

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

The following tables summarize the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the consolidated balance sheets:

	October 1, 2017
	Level 1	Level 2	Level 3
Asset — interest rate cap	$—	$77	$—

	June 30, 2017
	Level 1	Level 2	Level 3
Asset — interest rate cap	$—	$90	$—

The interest rate cap is valued utilizing pricing models taking into account inputs such as interest rates and notional amounts. Fair value measurements for the Company’s interest rate cap are classified under Level 2 because such measurements are based on significant other observable inputs. There were no transfers of assets or liabilities between Level 1 and Level 2 during the three months ended October 1, 2017.

7. LONG-TERM DEBT

Long-term debt outstanding is as follows:

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

	October 1, 2017	June 30, 2017
Revolving credit facility	$—	$—
Senior secured term loan	34,159	35,135
Debt issuance costs on term loan	(601)	(658)
Total debt	33,558	34,477
Less current portion of long-term debt	4,392	3,904
Less current portion of debt issuance costs on term loan	(210)	(217)
Long-term debt — less current portion	$29,376	$30,790

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

As of October 1, 2017 and June 30, 2017, the Company had no borrowings outstanding on its Revolving Credit Facility. Availability under the Revolving Credit Facility is reduced by letters of credit. There were specified letters of credit outstanding of $250 at October 1, 2017 and June 30, 2017. As of October 1, 2017 and June 30, 2017, availability under the Revolving Credit Facility was $29,750 and $29,750, respectively, and unamortized deferred financing costs were $451 and $481, respectively.

As of October 1, 2017 and June 30, 2017, the Company's total unamortized deferred financing costs were $1,052 and $1,139 respectively. These costs are being amortized over the term of the Amended Credit Agreement. As of October 1, 2017 the Company was in compliance with all of its debt covenants under its Term Loan and Revolving Credit Facility.

8. INCOME TAXES

The Company’s provision for income taxes as a percentage of pretax earnings (“effective tax rate”) is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items.  During the three months ended October 1, 2017 the effective tax rate was 33.4%.  The rate was lower than the 35% statutory rate primarily due to a permanent benefit associated with the domestic production activities deduction, which was partially offset by the inclusion of the state tax rate in the overall effective rate.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

9. EARNINGS PER SHARE

The following table sets forth the computation of the Company’s earnings per share:

	Three Months Ended
	October 1, 2017	October 2, 2016
Net income	$7,046	$6,983
Weighted average common shares — basic	18,615,100	18,591,808
Dilutive effect of assumed exercises of stock options	30,943	—
Dilutive effect of assumed restricted share awards\units	40,583	795
Weighted average outstanding shares — diluted	18,686,626	18,592,603
Basic earnings per share	$0.38	$0.38
Diluted earnings per share	$0.38	$0.38

For the three months ended October 1, 2017, there were no anti-dilutive weighted average shares to be excluded from the computation of diluted earnings per share. For the three months ended October 2, 2016, the weighted average shares that were anti-dilutive, and therefore excluded from the computation of diluted earnings per share included options to purchase 122,640 shares of common stock.

10.STOCK-BASED COMPENSATION

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

In July 2017, the Company granted to certain employees 23,932 shares of restricted stock awards (“RSAs”) under the 2015 Plan at a per share fair value of $19.34, which is the market value of the Company’s common stock on the grant date. The RSAs will vest in three equal annual installments. In addition, the Company granted 17,064 RSAs under the 2015 Plan to certain non-employee directors for their annual equity award at a per share fair value of $19.34. During the three months ended October 1, 2017 and October 1, 2016, the Company recognized $143 and $36, respectively in stock-based compensation expense from all outstanding RSAs.

In July 2017, the Company granted 23,929 performance stock units (“PSUs”) under its 2015 Plan to certain employees at a per share fair value of $19.34, which is the market value of the Company’s common stock on the grant date.  The awards will be earned based upon the Company’s attainment of certain performance criteria over a three-year period. The performance period for the awards are a three-year period commencing July 1, 2017 and ending June 30, 2020.  Following the determination of the Company’s achievement with respect to the performance criteria, the amount of shares awarded will be subject to adjustment based upon the application of a total shareholder return (“TSR”) modifier. During the three months ended October 1, 2017 and October 1, 2016, the Company recognized $60 and $18, respectively in stock-based compensation expense from PSUs.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

In July 2015, the Company granted 137,786 non-qualified stock options (“NSOs”) to certain employees at an option price equal to the $15.00 per share of the Company’s common stock, which was the initial public offering price, which will vest in 25% increments annually on each of the first four anniversaries of the grant date. In June 2016, the Company reduced the exercise price of these options by $4.30 per share, which was the amount of the special cash dividend paid in June 2016. Therefore, the exercise price of the options is $10.70 per share. The other terms of the options remained unchanged. We estimated the grant date fair value of stock options using the Black-Scholes pricing model assuming a risk-free interest rate of 1.93%, an expected term of 6.25 years, no dividend yield and a volatility rate of 56.7%. The Company recognized from these NSOs $61 and $65 in stock-based compensation expense during the three months ended October 1, 2017 and October 1, 2016, respectively.

11.SUBSEQUENT EVENTS

NauticStar Acquisition

On October 2, 2017, the Company completed the acquisition of NauticStar, LLC (the “Acquisition”). The aggregate purchase price for the of $79,800. The aggregate purchase price was subject to certain adjustments, including customary adjustments for the amount of working capital in the business at the closing date. A portion of the purchase price was deposited into an escrow account in order to secure certain post-closing obligations of the existing members (the “Sellers”). Due to the timing of the acquisition, the Company has not completed the valuation of assets acquired or liabilities assumed.

Third Amended and Restated Credit Agreement

On October 2, 2017, the Company and its wholly-owned subsidiaries (the “Borrowers”) entered into a Third Amended and Restated Credit and Guaranty Agreement by and among the Borrowers, the Company, as a guarantor, Fifth Third Bank, as the agent and letter of credit issuer, and the lenders party thereto (the “Third Amended Credit Agreement”), to become effective upon the closing of the Acquisition. The Third Amended Credit Agreement replaced and paid off the Company’s Second Amended and Restated Credit Agreement, dated May 27, 2016. The Third Amended Credit Agreement provides the Company with an $145 million senior secured credit facility, consisting of a $115 million term loan (the “Third Term Loan”) and a $30 million revolving credit facility.

The Third Amended Credit Agreement bears interest, at the Company’s option, at either the prime rate plus an applicable margin ranging from 0.75% to 1.75% or at an adjusted London Interbank Offered Rate (“LIBOR”) plus an applicable margin ranging from 1.75% to 2.75%, in each case based on the Company’s senior leverage ratio. Based on the Company’s current senior leverage ratio, the applicable margin for loans accruing interest at the prime rate is 1.25% and the applicable margin for loans accruing interest at LIBOR is 2.25%. In connection with the third Amended Credit Agreement, the Company paid $1,322 of related fees. The Third Term Loan will mature and all remaining amounts outstanding thereunder will be due and payable on October 2, 2022. On October 17, 2017, the Company made a voluntary $10.0 million Third Term Loan payment out of excess cash.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read together with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. In addition, the statements in this discussion and analysis regarding industry outlook, our expectations regarding the performance of our business, anticipated financial results, liquidity and the other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Cautionary Note Regarding Forward-Looking Statements” above and in “Risk Factors” set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Overview

We are a world-renowned innovator, designer, manufacturer, and marketer of premium recreational sport boats, with a leading market position in the U.S., a strong international presence, and dealers around the world. Our boats are used for water skiing, wakeboarding, and wake surfing, as well as general recreational boating. Our robust product portfolio of performance sport boats are manufactured to the highest standards of quality, performance, and styling. With our recent acquisition of NauticStar in October 2017, we now have a presence in the salt water fishing and outboard propulsion markets.

We sell our boats through an extensive network of independent dealers in North America and internationally. We partner with 97 North American dealers with 157 locations and 48 international dealers with 81 locations throughout the rest of the world. For the three months ended October 1, 2017, 88.3% of our net sales were generated from North America and 11.7% of our net sales were generated from outside of North America. Our acquisition of NauticStar has allowed us to expand into NauticStar’s network.

Outlook

Our sales are impacted by general economic conditions, which affect the demand for our products, the demand for optional features, the availability of credit for our dealers and retail consumers, and overall consumer confidence. While the performance sport boat, salt water fishing and outboard propulsion categories have grown in recent years, new unit sales remain significantly below historical peaks. While there is no guarantee that our market will continue to grow, we believe that increased consumer demand, limited used boat inventory and the superior quality, performance, styling, and value proposition of our recently released boats present a long runway for future growth. Our revamped manufacturing and product development processes have led to operational efficiencies which we expect will continue to drive margin expansion.

Recent Transactions

Agreement to Acquire Nautic Star, LLC

On October 2, 2017, the Company completed the acquisition of NauticStar. The aggregate purchase price for the of $79,800. The aggregate purchase price was subject to certain adjustments, including customary adjustments for the amount of working capital in the business at the closing date. A portion of the purchase price was deposited into escrow accounts in order to secure certain post-closing obligations of the existing members (the “Sellers”). Due to the timing of the acquisition, the Company has not completed the valuation of assets acquired or liabilities assumed.

Third Amended and Restated Credit Agreement

On October 2, 2017, the Company and its wholly-owned subsidiaries (the “Borrowers”) entered into the Third Amended Credit Agreement, to become effective upon the closing of the Acquisition. The Third Amended Credit Agreement replaced and paid off the Company’s Second Amended and Restated Credit Agreement, dated May 27, 2016. The Third Amended Credit Agreement provides the Company with an $145 million senior secured credit facility, consisting of a $115 million term loan (the “Third Term Loan”) and a $30 million revolving credit facility.

The Third Amended Credit Agreement bears interest, at the Company’s option, at either the prime rate plus an applicable margin ranging from 0.75% to 1.75% or at an adjusted rate of LIBOR plus an applicable margin ranging from 1.75% to 2.75%, in each case based on the Company’s senior leverage ratio. Based on the Company’s current senior leverage ratio, the applicable margin for loans accruing interest at the prime rate is 1.25% and the applicable margin for loans accruing interest at LIBOR is 2.25%. In connection with the third Amended Credit Agreement, the Company paid $1,322 of related fees. The Third Term Loan will mature and all remaining amounts outstanding thereunder will be due and payable on October 2, 2022. On October 17, 2017, the Company made a voluntary $10.0 million Third Term Loan payment out of excess cash.

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

•

product mix, which is driven by boat model mix and option order rates; product mix can significantly affect margins, sales of larger boats and boats with optional content produce higher absolute profits;

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

	Three Months Ended
	October 1, 2017	October 2, 2016
	(Unaudited)
	(Dollars in thousands)
Consolidated statement of operations:

Net sales	$65,049	$60,689
Cost of sales	46,886	42,880
Gross profit	18,163	17,809
Operating expenses:
Selling and marketing	2,737	2,054
General and administrative	4,335	4,093
Amortization of intangible assets	27	27
Total operating expenses	7,099	6,174
Operating income	11,064	11,635
Other expense:
Interest expense	491	611
Income before income tax expense	10,573	11,024
Income tax expense	3,527	4,041
Net income	$7,046	$6,983
Additional financial and other data:
Unit volume:
MasterCraft	775	718
Net sales	$65,049	$60,689
Per Unit:
Net sales per unit	$84	$85
Gross margin	27.9%	29.3%

Three months ended October 1, 2017 Compared to Three months ended October 2, 2016

Net Sales.  Net sales for the three months ended October 1, 2017, increased 7.2%, or $4.3 million to $65.0 million compared to $60.7 million for the three months ended October 2, 2016. The increase was primarily due to an increase in unit sales volume of 57 units, or 7.9% and favorable pricing, partially offset by unfavorable product mix.

Cost of Sales.  Our cost of sales increased $4.0 million, or 9.3%, to $46.9 million for the three months ended October 1, 2017 compared to $42.9 million for the three months ended October 2, 2016. The increase in cost of sales resulted primarily from a 7.9% increase in total unit volume and an increase in cost over the prior year due to our model year change over. Our cost of sales per unit increased slightly for the three months ended October 1, 2017 when compared to the three months ended October 2, 2016.

Gross Profit.  For the three months ended October 1, 2017, our gross profit increased $0.4 million, or 2.0%, to $18.2 million compared to $17.8 million for the three months ended October 1, 2016. Gross margin decreased to 27.9% for the three months ended October 1, 2017 compared to 29.3% for the three months ended October 2, 2016. The increase in gross profit resulted from an increase in unit volume, and was partially offset by unfavorable product mix and an increase in model-year changeover costs as we added significant new boat features to our 2018 models. This resulted in a decrease in gross margin when compared to the prior-year period.

Operating Expenses.  Selling and marketing expense increased $0.7 million, or 33.3%, to $2.7 million for the three months ended October 1, 2017 compared to $2.1 million for the three months ended October 2, 2016. This increase resulted mainly from increased dealer training costs and increased promotion activities with the introduction of the redesigned 2018 MasterCraft XStar. General and administrative expense increased by $0.2 million, or 5.9%, to $4.3 million for the three months ended October 1, 2017 compared to $4.1 million for the three months ended October 2, 2016. This increase resulted mainly from an increase of $0.9 million for legal and advisory fees related to our acquisition of NauticStar which was partially offset by a decrease of $0.7 million for legal and advisory fees related to our litigation with Malibu Boats, which was subsequently settled during the fourth quarter of fiscal 2017. Operating expenses as a percentage of net sales was 10.9% during the three months ended October 1, 2017 compared to 10.2% for the three months ended October 2, 2016. This increase was the result of the increases in selling and marketing expenses and general and administrative expenses described above.

Other Expense.  Interest expense decreased for the three months ended October 1, 2017 compared to the three months ended October 2, 2016. The decrease is due to interest incurred during the three months ended October 1, 2017 on a reduced principal balance owed on our term loan of $14.9 million when compared to the principal balance owed as of October 2, 2017. Due to the increase in our term loan balance on October 2, 2017, as discussed in “Recent transactions” above, we expect our interest expense to increase in subsequent periods when compared to the three months ended October 1, 2017.

Income Tax Expense.  Our income tax expense was $3.5 million for the three months ended October 1, 2017, reflecting an effective tax rate of 33.4%.  Our effective tax rate during the three months ended October 1, 2017 was lower than the 35% statutory rate primarily due to a permanent benefit associated with the domestic production activities deduction, which was partially offset by the inclusion of the state tax rate in the overall effective rate.

Non-GAAP Measures

We define EBITDA as earnings before interest expense, income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA further adjusted to eliminate certain non-cash charges and unusual items that we do not consider to be indicative of our ongoing operations, including fees and expenses related to our follow-on offering, transaction expenses associated with the acquisition of NauticStar and our stock-based compensation expense. We define Adjusted net income as net income adjusted to eliminate certain non-cash charges and unusual items that we do not consider to be indicative of our ongoing operations, including fees and expenses related to our follow-on offering, transaction expenses associated with the acquisition of NauticStar, our stock-based compensation expense, and an adjustment for income tax expense at a normalized annual effective tax rate.  We define Adjusted EBITDA margin as Adjusted EBITDA expressed as a percentage of sales. Adjusted EBITDA, Adjusted net income and Adjusted EBITDA margin are not measures of net income or operating income as determined under accounting principles generally accepted in the United States, which we refer to as GAAP. Adjusted EBITDA and Adjusted net income are not measures of performance in accordance with GAAP and should not be considered as an alternative to net income or operating cash flows determined in accordance with GAAP. Additionally, Adjusted EBITDA is not intended to be a measure of cash flow for management’s discretionary use. We believe that the inclusion of EBITDA, Adjusted EBITDA, Adjusted EBITDA margin and Adjusted net income is appropriate to provide additional information to investors because securities analysts, noteholders and other investors use these non GAAP financial measures to assess our operating performance across periods on a consistent basis and to evaluate the relative risk of an investment in our securities. We use Adjusted net income to facilitate a comparison of our operating performance on a consistent basis from period to period that, when viewed in combination with our results prepared in accordance with GAAP, provides a more complete understanding of factors and trends affecting our business than GAAP alone measures.  We believe Adjusted net income assists our board of directors, management and investors in comparing our net income on a consistent basis from period to period because it removes non-cash and non-recurring items.  Adjusted EBITDA and Adjusted net income have limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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

The following table sets forth a reconciliation of Adjusted EBITDA to net income as determined in accordance with GAAP for the periods indicated:

	Three Months Ended
	October 1, 2017	October 2, 2016
	(Unaudited)
	(Dollars in thousands)
Net income	$7,046	$6,983
Income tax expense	3,527	4,041
Interest expense	491	611
Depreciation and amortization	732	797
EBITDA	11,796	12,432
Transaction expense(a)	881	54
Litigation charge(b)	—	709
Stock-based compensation	264	119
Adjusted EBITDA	$12,941	$13,314
Adjusted EBITDA Margin(c)	19.9%	21.9%

(a)	Represents fees and expenses associated with our acquisition of NauticStar, LLC and our follow-on offering.

(b)	Represents legal and advisory fees related to our litigation with Malibu Boats, LLC, which was settled during the fourth quarter of fiscal 2017.

(c)	We define Adjusted EBITDA margin as Adjusted EBITDA expressed as a percentage of sales.

The following table sets forth a reconciliation of Adjusted net income to net income as determined in accordance with GAAP for the periods indicated:

	Three Months Ended
	October 1, 2017	October 2, 2016
	(Unaudited)
	(Dollars in thousands, except share and per share amounts)
Net income	$7,046	$6,983
Income tax expense	3,527	4,041
Transaction expense(a)	881	54
Litigation charge(b)	—	709
Stock-based compensation	264	119
Adjusted net income before income taxes	11,718	11,906
Adjusted income tax expense(c)	4,218	4,286
Adjusted net income	$7,500	$7,620

Pro-forma Adjusted net income per common share
Basic	0.40	0.41
Diluted	0.40	0.41
Pro-forma weighted average shares used for the computation of:
Basic Adjusted net income per share(d)	18,619,834	18,591,808
Diluted Adjusted net income per share(d)	18,798,236	18,679,292

(a)	Represents fees and expenses associated with our acquisition of NauticStar, LLC and our follow-on offering.

(b)	Represents legal and advisory fees related to our litigation with Malibu Boats, LLC, which was settled during the fourth quarter of fiscal 2017.

(c)	Reflects income tax expense at an estimated normalized annual effective income tax rate of 36.0% for the periods presented.

(d)

The weighted average shares used for computation of pro-forma diluted earnings per common share gives effect to 58,607 shares of restricted stock awards, 64,542 performance stock units and 55,253 shares for the dilutive effect of stock options.

The following table shows the reconciliation of earnings per diluted share to Adjusted net income per diluted pro-forma weighted average share for the periods presented:

	Three Months Ended
	October 1, 2017	October 2, 2016
	(Unaudited)
Net income per diluted share	$0.38	$0.38
Impact of adjustments:
Income tax expense	0.19	0.22
Transaction expense(a)	0.05	-
Litigation charge(b)	-	0.04
Stock-based compensation	0.01	0.01
Net income per diluted share before income taxes	0.63	0.65
Impact of adjusted income tax expense on net income per diluted share before income taxes(c)	(0.23)	(0.23)
Impact of increased share count(d)	-	(0.01)
Adjusted Net Income per diluted pro-forma weighted average share	0.40	0.41

(a)	Represents fees and expenses associated with our acquisition of NauticStar, LLC and our follow-on offering.

(b)	Represents legal and advisory fees related to our litigation with Malibu Boats, LLC, which was settled during the fourth quarter of fiscal 2017.

(c)	Reflects income tax expense at an estimated normalized annual effective income tax rate of 36.0% for the periods presented.

(d)

Reflects impact of increased share counts giving effect to the exchange of all restricted stock awards, the vesting of all performance stock units and for the dilutive effect of stock options included in outstanding shares.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance working capital and fund capital expenditures. Our principal source of funds is cash generated from operating activities. As of October 1, 2017, we had borrowing availability of $29.8 million under our revolving credit facility. We believe our cash from operations, along with borrowings under our revolving credit facility, will be sufficient to provide for our working capital and capital expenditures for at least the next 12 months. The following table summarizes the cash flows from operating, investing, and financing activities:

	October 1, 2017	October 2, 2016
	(Unaudited)
	(Dollars in thousands)
Total cash provided by (used in):
Operating activities	$10,166	$5,042
Investing activities	(505)	(455)
Financing activities	(1,019)	(4,448)
Net increase in cash	$8,642	$139

Operating Activities

Our net cash provided by operating activities increased by $5.2 million, or 101.6%, for the three months ended October 1, 2017 compared to the three months ended October 2, 2016, to $10.2 million from $5.0 million. This increase was primarily due to an increase in accounts payable due to timing of payments to vendors and a decrease in cash payments for income taxes.

Investing Activities

Net cash used in investing activities remained $0.5 million for the three months ended October 1, 2017 and for the three months ended October 2, 2016. The activity in both periods was due to capital expenditures.

Financing Activities

Net cash used for financing activities decreased by $3.5 million, or 77.1%, for the three months ended October 1, 2017 compared to the three months ended October 2, 2016, to $1.0 million from $4.5 million. The cash used for financing activities for the three months ended October 1, 2017 related to payments on our term loan.

Third Amended and Restated Credit Agreement

On October 2, 2017, the Company and its wholly-owned subsidiaries (the “Borrowers”) entered into the Third Amended Credit Agreement, to become effective upon the closing of the Acquisition. The Third Amended Credit Agreement replaced and paid off the Company’s Second Amended and Restated Credit Agreement, dated May 27, 2016. The Third Amended Credit Agreement provides the Company with an $145 million senior secured credit facility, consisting of a $115 million term loan (the “Third Term Loan”) and a $30 million revolving credit facility.

The Third Amended Credit Agreement bears interest, at the Company’s option, at either the prime rate plus an applicable margin ranging from 0.75% to 1.75% or at an adjusted rate of LIBOR plus an applicable margin ranging from 1.75% to 2.75%, in each case based on the Company’s senior leverage ratio. Based on the Company’s current senior leverage ratio, the applicable margin for loans accruing interest at the prime rate is 1.25% and the applicable margin for loans accruing interest at LIBOR is 2.25%. In connection with the third Amended Credit Agreement, the Company paid $1,322 of related fees. The Third Term Loan will mature and all remaining amounts outstanding thereunder will be due and payable on October 2, 2022. On October 17, 2017, the Company made a voluntary $10.0 million Third Term Loan payment out of excess cash.

Off-Balance Sheet Arrangements

As of October 1, 2017, we did not have any off-balance sheet financings.

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

Critical Accounting Policies

As of October 1, 2017, there were no significant changes in or changes in the application of our critical accounting policies or estimation procedures from those presented in our Annual Report on Form 10-K.

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

As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of October 1, 2017.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended October 1, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS.

Legal Proceedings

None.

ITEM 1A.RISK FACTORS.

For a detailed discussion of the risks and uncertainties associated with our business that are in addition to the risk factors discussed below, see the risk factors disclosed in “Part I, Item 1A. Risk Factors” in our Annual Report filed on Form 10-K on September 8, 2017.

Our results after the acquisition of NauticStar may suffer if we do not effectively manage our expanded operations following the acquisition.

The size of our business has increased significantly as a result of our acquisition of NauticStar in October 2017. Our future success depends, in part, upon our ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of additional operations and associated increased costs and complexity. There can be no assurances we will be successful or that we will realize the expected benefits currently anticipated from the acquisition of NauticStar.

We have and will continue to incur significant acquisition-related integration costs in connection with the acquisition of NauticStar and significant transaction expenses in connection with the negotiation and consummation of the acquisition of NauticStar and the related financing transactions.

We are currently implementing a plan to integrate the operations of NauticStar. In connection with that plan, we anticipate that we will incur certain non-recurring charges in connection with the integration of NauticStar; however, we cannot currently identify the timing, nature and amount of all such charges. Further, we have incurred significant transaction costs relating to negotiating and completing the acquisition of NauticStar. These integration costs and transaction expenses will be charged as an expense in the period incurred. The significant transaction costs and integration costs could materially affect our results of operations in the period in which such charges are recorded. Although we believe that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the business, will offset incremental transaction and integration costs over time, this net benefit may not be achieved in the near term, or at all.

The NauticStar business may underperform relative to our expectations.

We may not be able to maintain the levels of revenue, earnings or operating efficiency that we and NauticStar have achieved or might achieve separately. The business and financial performance of NauticStar are subject to certain risks and uncertainties, including the risk of the loss of, or changes to, its relationships with its dealers and suppliers, increased product liability and warranty claims, and negative publicity or other events that could diminish the value of the NauticStar brand. We may be unable to achieve the same growth, revenues and profitability that NauticStar has achieved in the past.

The pro forma financial information we filed on our Amendment No. 1 to Form 8-K on November 2, 2017 may not be indicative of our future results with NauticStar.

The pro forma financial information we filed on our Amendment No.1 to Form 8-K on November 2, 2017 may not reflect what our results of operations, financial position and cash flows would have been after giving effect to the acquisition of

NauticStar and the related financing during the periods presented or be indicative of what our results of operations, financial position and cash flows may be in the future. We have made adjustments based upon available information and made assumptions that we believe are reasonable to reflect these factors, among others, in the pro forma financial information. However, our assumptions may not prove to be accurate and, accordingly, the pro forma information may not be indicative of what our results of operations, cash flows or financial condition actually would have been after giving effect to the acquisition of NauticStar and the related financing nor be a reliable indicator of what our results of operations, cash flows and financial condition actually may be in the future.

ITEM 2.UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES.

None.

ITEM 5.OTHER INFORMATION.

None.

ITEM 6.EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of MCBC Holdings, Inc.	10-K	001-37502	3.1	9/18/15
3.2	Amended and Restated By-laws of MCBC Holdings, Inc.	10-K	001-37502	3.2	9/18/15
10.1	Registration Rights Agreement between MCBC Holdings, Inc. and Wayzata Opportunities Fund II, L.P.; Wayzata Opportunities Fund Offshore II, L.P. and Wayzata Recovery Fund, LLC, dated July 22, 2015	10-K	001-37502	10.2	9/18/15
10.4†	MCBC Holdings, Inc. 2015 Incentive Award Plan	S-1/A	333-203815	10.4	7/15/15
10.5†	Form of Restricted Stock Award Agreement and Grant Notice under 2015 Incentive Award Plan (employee)	S-1/A	333-203815	10.10	7/1/15
10.6†	Form of Stock Option Agreement and Grant Notice under 2015 Incentive Award Plan (employee)	S-1/A	333-203815	10.12	7/7/15
10.7†	Form of Restricted Stock Award Grant Notice under 2015 Incentive Award Plan (director)	S-1/A	333-203815	10.13	7/7/15
10.8†	Senior Executive Incentive Bonus Plan	10-K	001-37502	10.8	9/18/15
10.9†	Non-Employee Director Compensation Policy	S-1/A	333-203815	10.17	7/1/15
10.11†	Employment Agreement between MasterCraft Boat Company and Terry McNew, dated July 26, 2012	S-1/A	333-203815	10.6	6/25/15
10.12†	Employment Agreement between MCBC Holdings, Inc. and Terry McNew, effective as of July 1, 2015	S-1/A	333-203815	10.14	7/7/15
10.13†	Employment Agreement between MCBC Holdings, Inc. and Timothy M. Oxley, effective as of July 1, 2015	S-1/A	333-203815	10.15	7/7/15
10.14†	Employment Agreement between MCBC Holdings, Inc. and Shane Chittum, effective as of July 1, 2015	S-1/A	333-203815	10.16	7/7/15
10.17†	Form of Indemnification Agreement for directors and officers	S-1/A	333-203815	10.9	7/7/15
10.18	Amendment No. 1, dated as of February 18, 2016, to the Amended and Restated Credit and Guaranty Agreement among MasterCraft Boat Company, LLC, MasterCraft Services, Inc., MCBC Hydra Boats LLC, MasterCraft International Sales Administration, Inc. as borrowers and other credit parties, various lenders and Fifth Third Bank as the agent and L/C issuer and lender	8-K	001-37502	10.1	2/19/16
10.19	Second Amended and Restated Credit and Guaranty Agreement, dated May 26, 2016, by and among MasterCraft Boat Company, LLC, MasterCraft Services, Inc., MCBC Hydra Boats LLC, MasterCraft International Sales Administration, Inc. as borrowers and other credit parties, various lenders and Fifth Third Bank as the agent and L/C issuer and lender	8-K	001-37502	10.1	5/27/16
10.20	Amendment No. 1, dated as of August 19, 2016, to the Second Amended and Restated Credit and Guaranty Agreement, dated May 26, 2016, by and among MasterCraft Boat Company, LLC, MasterCraft Services, Inc., MCBC Hydra Boats LLC, MasterCraft International Sales Administration, Inc. as borrowers and other credit parties, various lenders and Fifth Third Bank as the agent and L/C issuer and lender	10-K	001-37502	10.20	9/8/16

10.21†	Form of Performance Stock Unit Award Agreement under 2015 Incentive Award Plan	8-K	001-37502	10.1	8/26/16
10.22	Membership Interest Purchase Agreement, dated October 2, 2017 among MCBC Holdings, Inc., Nautic Star, LLC and each of the other parties thereto	8-K	001-37502	2.1	10/2/17
10.23	Third Amended and Restated Credit and Guaranty Agreement, dated October 2, 2017, by and among MasterCraft Boat Company, LLC, MasterCraft Services, Inc., MCBC Hydra Boats, LLC, MasterCraft International Sales Administration, Inc., Nautic Star, LLC, NS Transport, LLC and Navigator Marine, LLC as borrowers and other credit parties, various lenders and Fifth Third Bank as the agent and L/C issuer and lender	8-K	001-37502	10.1	10/2/17
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

†Indicates management contract or compensatory plan.

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TERRY MCNEW	President and Chief Executive Officer (Principal Executive Officer) and Director
Terry McNew		November 9, 2017

/s/ TIMOTHY M. OXLEY	Chief Financial Officer (Principal Financial and Accounting Officer), Treasurer and Secretary
Timothy M. Oxley		November 9, 2017