Form 10-Q
period 2017-12-31
MCBC Holdings, Inc.
filed 2018-02-09
CIK 1638290

.

0

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2017

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

☐     Yes          ☑     No

As of February 5, 2018, there were 18,679,131 shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding.

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

our ability to continue our operating momentum, capture additional market share and deliver continued growth; expectations regarding driving margin expansion, sales increases and organic growth; the successful integration of Nautic Star, LLC into our business; our fiscal 2018 outlook and key growth initiatives. Forward-looking statements involve estimates and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements.

The forward-looking statements contained in this quarterly report on Form 10-Q are based on assumptions that we have made in light of our industry experience and our perceptions of historical trends, current conditions, expected future developments and other important factors we believe are appropriate under the circumstances. As you read and consider this quarterly report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many important factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance anticipated in the forward-looking statements, including but not limited to the following: general economic conditions, demand for our products, changes in consumer preferences, competition within our industry, our reliance on our network of independent dealers, our ability to manage our manufacturing levels and our large fixed cost base, the successful introduction of our new products, and the other important factors described under the caption “Risk Factors” in this quarterly report on Form 10-Q  and our Annual Report on Form 10-K for the fiscal year ended June 30, 2017, filed with the Securities and Exchange Commission (the “SEC”) on September 7, 2017 and in our Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2017, filed with the SEC on November 13, 2017. Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual operating and financial performance may vary in material respects from the performance projected in these forward-looking statements.

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

MCBC HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	December 31, 2017	January 1, 2017	December 31, 2017	January 1, 2017

NET SALES	$78,435	$51,134	$143,484	$111,823
COST OF SALES	58,501	36,848	105,387	79,728
GROSS PROFIT	19,934	14,286	38,097	32,095
OPERATING EXPENSES:
Selling and marketing	3,672	2,444	6,409	4,498
General and administrative	4,955	4,776	9,290	8,869
Amortization of intangible assets	525	27	552	54
Total operating expenses	9,152	7,247	16,251	13,421
OPERATING INCOME	10,782	7,039	21,846	18,674
OTHER EXPENSE:
Interest expense	1,139	512	1,630	1,123
INCOME BEFORE INCOME TAX EXPENSE	9,643	6,527	20,216	17,551
INCOME TAX EXPENSE	1,634	2,496	5,161	6,537
NET INCOME	$8,009	$4,031	$15,055	$11,014

EARNINGS PER COMMON SHARE:
Basic	$0.43	$0.22	$0.81	$0.59
Diluted	$0.43	$0.22	$0.81	$0.59
WEIGHTED AVERAGE SHARES USED FOR COMPUTATION OF:
Basic earnings per share	18,619,834	18,592,936	18,617,467	18,592,372
Diluted earnings per share	18,702,352	18,605,078	18,694,489	18,598,841

The notes form an integral part of the condensed consolidated financial statements.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	December 31,	June 30,
	2017	2017

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,250	$4,038
Accounts receivable — net of allowances of $61 and $82, respectively	1,917	3,500
Inventories — net	18,283	11,676
Prepaid expenses and other current assets	3,021	2,438
Total current assets	29,471	21,652
Property, plant and equipment — net	19,533	14,827
Intangible assets — net	52,090	16,643
Goodwill	66,818	29,593
Deferred debt issuance costs — net	428	481
Other	302	125
Total assets	$168,642	$83,321
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,800	$11,008
Income tax payable	2,413	780
Accrued expenses and other current liabilities	27,446	21,410
Current portion of long term debt, net of unamortized debt issuance costs	5,072	3,687
Total current liabilities	47,731	36,885
Long term debt, net of unamortized debt issuance costs (Note 8)	89,905	30,790
Deferred income taxes	266	953
Unrecognized tax positions	3,439	2,932
Total liabilities	141,341	71,560
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value per share — authorized, 100,000,000 shares; issued and outstanding, 18,679,131 shares at December 31, 2017 and 18,637,445 shares at June 30, 2017	187	186
Additional paid-in capital	113,429	112,945
Accumulated deficit	(86,315)	(101,370)
Total stockholders' equity	27,301	11,761
Total liabilities and stockholders' equity	$168,642	$83,321

The notes form an integral part of the condensed consolidated financial statements.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share and per share data)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2017	18,637,445	$186	$112,945	$(101,370)	$11,761
Equity-based compensation activity	41,686	1	484	—	485
Net income	—	—	—	15,055	15,055
Balance at December 31, 2017	18,679,131	$187	$113,429	$(86,315)	$27,301

The notes form an integral part of the condensed consolidated financial statements.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Dollars in thousands, except share and per share data)

	Six Months Ended
	December 31, 2017	January 1, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,055	$11,014
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,210	1,622
Inventory obsolescence reserve	(322)	221
Deferred issuance costs	235	185
Stock-based compensation	528	305
Unrecognized tax benefits	258	307
Deferred income taxes	(604)	2,102
Net provision of doubtful accounts	(21)	30

Changes in operating assets and liabilities:
Accounts receivable	3,377	472
Inventories	101	1,682
Prepaid expenses and other current assets	(489)	(242)
Income tax receivable	—	(576)
Other assets	(11)	—
Accounts payable	(849)	(1,609)
Income tax payable	1,633	(749)
Accrued expenses and other current liabilities	1,351	(1,843)
Net cash provided by operating activities	22,452	12,921

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal of assets	96	—
Payment for acquisition, net of cash acquired	(79,128)	—
Purchases of property and equipment	(1,474)	(1,060)
Net cash used in investing activities	(80,506)	(1,060)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	80,832	—
Payments of costs directly associated with offerings	—	(254)
Cash paid for withholding taxes on vested stock	(43)	—
Excess tax benefits	—	312
Principal payments on long-term debt	(19,201)	(2,500)
Payments on revolving line of credit	—	(3,126)
Payments of deferred financing costs	(1,322)	—
Net cash used in financing activities	60,266	(5,568)
NET CHANGE IN CASH AND CASH EQUIVALENTS	2,212	6,293

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	4,038	73
CASH AND CASH EQUIVALENTS — END OF PERIOD	$6,250	$6,366
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$1,383	$915
Cash payments for income taxes	$3,872	$5,148
SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued working capital adjustment - NauticStar acquisition	1,383	—

The notes form an integral part of the condensed consolidated financial statements.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

1.ORGANIZATION AND NATURE OF BUSINESS

MCBC Holdings, Inc. (the “Company”) was formed on January 28, 2000, as a Delaware holding company and operates primarily through its wholly owned subsidiaries, MasterCraft Boat Company, LLC; Nautic Star, LLC; MasterCraft Services, Inc.; MasterCraft Parts, Ltd.; and MasterCraft International Sales Administration, Inc. The Company and its subsidiaries collectively are referred to herein as the “Company”.

On October 2, 2017, the Company acquired all of the outstanding membership interests and other equity securities of Nautic Star, LLC, a Mississippi limited liability company (“NauticStar”). As a result of the acquisition, the Company consolidated the financial results of NauticStar. See Note 3: Acquisition. The Company reports its results of operations under two reportable segments: MasterCraft and NauticStar, based on their boat manufacturing operations.

The Company is a designer and manufacturer of premium inboard tournament ski boats and luxury performance V-drive runabouts under the MasterCraft brand and salt water fishing and general recreational boats under the NauticStar brand. The Company also leases a parts warehouse in the United Kingdom to expedite service, primarily to MasterCraft dealers and customers in Europe.

2.BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The Company’s fiscal year begins July 1 and ends June 30, with the interim quarterly reporting periods consisting of 13 weeks. Therefore, the quarter end will not always coincide with the date of the end of the calendar month.

The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of operations and statements of financial position for the interim periods presented. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for financial information have been condensed or omitted pursuant to such rules and regulations. The June 30, 2017 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP for complete financial statements. However, management believes that the disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements for the year ended June 30, 2017 and, in the opinion of management, reflect all adjustments considered necessary to present fairly the Company’s financial position as of December 31, 2017 and results of its operations, and its cash flows for the six months ended December 31, 2017 and January 1, 2017 and statement of shareholders’ equity for the six months ended December 31, 2017. All adjustments are of a normal recurring nature. Our

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

interim operating results for the six months ended December 31, 2017 and January 1, 2017 are not necessarily indicative of the results to be expected in future operating quarters.

There have been no changes in the Company’s significant accounting policies or critical accounting estimates for the six months ended December 31, 2017 as compared with the significant accounting policies described in the Company’s audited consolidated financial statements for the financial year ended June 30, 2017.

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

The Company is continuing to assess the potential effects of ASU 2014-09 on its consolidated financial statements, business processes, systems and controls. The Company plans to use the modified retrospective approach in applying the new standard. Based on the Company’s progress, it expects an impact from the new standard for dealers who are offered retail promotions which are currently recorded at the later of when the program has been communicated to the dealer or at the time of sale. Under the new standard, the Company expects these retail promotions to be recognized at the time of sale to a dealer. As a result, the Company expects a change in the timing of recording retail promotions and rebates; however, it does not expect a change in the total amount of cumulative revenue recognized for each transaction. Any potential effect

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

of adoption of this ASU has not yet been quantified. Additionally, the Company’s expectations may change as its implementation progresses.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The guidance clarifies the definition of a business that provides a two-step analysis in the determination of whether an acquisition or derecognition is a business or an asset. The update removes the evaluation of whether a market participant could replace any missing elements and provides a framework to assist entities in evaluating whether both an input and a substantive process are present. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods and early adoption is permitted for transactions that meet specified criteria. This guidance is to be applied on a prospective basis for transactions that occur after the effective date.

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

3. ACQUISITION

On October 2, 2017, the Company completed its acquisition of NauticStar. The purchase price was $80,511, including customary adjustments for the amount of working capital in the acquired business at the closing date. A portion of the purchase price was deposited into an escrow account in order to secure certain post-closing obligations of the former members of NauticStar. The Company accounted for the transaction using the acquisition method in accordance with ASC 805, Business Combinations.

The total consideration has been allocated to the assets acquired and liabilities assumed based on preliminary estimates of their fair values as of the date of acquisition. Because of the complexities involved with performing the valuation, the Company has recorded the tangible and intangible assets acquired and liabilities assumed based on their preliminary fair values as of October 2, 2017. The preliminary measurements of fair value were based upon estimates utilizing the assistance of third party valuation specialists, and are subject to change. The Company expects the valuation of tangible and intangible assets and working capital adjustments to be finalized during the second half of fiscal 2018.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

The following table summarizes the preliminary purchase price allocation based on the estimated fair values of the assets acquired and liabilities assumed of NauticStar at the acquisition date:

Purchase Price:
Cash paid, net of cash acquired	$79,128
Accrued working capital adjustment	1,383
$80,511

Recognized preliminary amounts of identifiable assets acquired and (liabilities assumed), at fair value:
Accounts receivable	$1,773
Inventories	6,426
Other current assets	94
Indemnification asset	166
Deferred income taxes	83
Property, Plant and equipment	4,945
Identifiable intangible assets	36,000
Current liabilities	(5,952)
Unrecognized tax positions	(249)
Preliminary estimate of the fair value of assets acquired and liabilities assumed	43,286
Goodwill	37,225
$80,511

The preliminary fair value estimates for the Company’s identifiable intangible assets acquired as part of the acquisition are as follows:

	Estimates of Fair Value	Estimated Useful Life (in years)
Definite-lived intangible:
Dealer network	$20,000	10
Indefinite-lived intangible:
Trade name	16,000
Total identifiable intangible assets	$36,000

The value allocated to inventories reflects the estimated fair value of the acquired inventory based on the expected sales price of the inventory, less an estimated cost to complete and a reasonable profit margin. The value allocated to accounts receivable represents the estimated fair value of the acquired receivables based on the expected collection of those receivables, less an estimated allowance for bad debts. The fair value of the identifiable intangible assets were determined based on the following approaches:

•

Dealer Network - The value associated with NauticStar’s dealer network is attributed to its long standing dealer distribution network. The estimate of fair value assigned to this asset was determined using the income approach, which requires an estimate or forecast of the expected future cash flows from the dealer network through the application of the multi-period excess earnings approach. The estimated remaining useful life of dealer network is approximately ten years.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

•

Trade Name - The value attributed to NauticStar’s trade name was determined using the relief from royalty method, a variation of the income approach, which requires an estimate or forecast of the expected future cash flows. The trade name has an indefinite life.

The fair value of the definite-lived intangible asset is being amortized using the straight-line method to amortization of intangible assets expense over the estimated useful life. Indefinite-lived intangible assets are not amortized, but instead are evaluated for potential impairment on an annual basis in accordance with the provisions of ASC Topic 350, Intangibles—Goodwill and Other. The weighted average useful life of identifiable definite-lived intangible assets acquired was 10.0 years. Goodwill of $37,225 arising from the acquisition consists of future growth prospects including dealer expansion into new geographic markets and capacity expansion as well as intangible assets that do not qualify for separate recognition. The indefinite-lived intangible asset and goodwill acquired are expected to be deductible for income tax purposes.

Acquisition and integration related costs of $1,486, which were incurred by the Company during the first half of fiscal 2018, were expensed in the period incurred, and are included in general and administrative expenses in the consolidated statement of operations and comprehensive income for the three and six months ended December 31, 2017.

Pro Forma Financial Information:

The following unaudited pro forma consolidated results of operations for the three and six months ended December 31, 2017 and three and six months ended January 1, 2017, assumes that the acquisition of NauticStar occurred as of July 1, 2016. The unaudited pro forma financial information combines historical results of MasterCraft and NauticStar, with adjustments for depreciation and amortization attributable to preliminary fair value estimates on acquired tangible and intangible assets for the respective periods. Non-recurring pro forma adjustments associated with the fair value step up of inventory were included in the reported pro forma cost of sales and earnings. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal year 2017 or the results that may occur in the future:

	Three Months Ended		Six Months Ended
	December 31, 2017	January 1, 2017	December 31, 2017	January 1, 2017

Net sales	$78,435	$68,286	$161,553	$146,400
Net income	$8,876	$4,293	$16,981	$10,797
Basic earnings per share	$0.48	$0.23	$0.91	$0.58
Diluted earnings per share	$0.47	$0.23	$0.91	$0.58

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

4.INVENTORIES

Inventories consisted of the following:

	December 31, 2017	June 30, 2017
Raw materials and supplies	$11,550	$7,164
Work in process	2,670	1,772
Finished goods	5,072	3,427
Obsolescence reserve	(1,009)	(687)
Total inventories	$18,283	$11,676

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	December 31, 2017	June 30, 2017
Prepaid photo shoot	$682	$497
Insurance	267	765
Trade show deposits	413	73
Interest rate cap	288	90
Other	1,371	1,013
Total prepaid expenses and other current assets	$3,021	$2,438

6.ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	December 31, 2017	June 30, 2017
Warranty	$14,918	$12,237
Self-insurance	725	763
Compensation and related accruals	1,905	1,691
Inventory repurchase contingent obligation	1,253	1,008
Interest	2,021	1,008
Dealer incentives	2,489	2,755
Working capital adjustment - NauticStar acquistion	1,383	—
Other	2,752	1,948
Total accrued expenses and other current liabilities	$27,446	$21,410

The following table provides a roll forward of the accrued warranty liability:

Beginning balance - June 30, 2017	$12,237
Provisions	2,807
Additions for NauticStar acquisition	1,992
Payments made	(1,955)
Adjustments to preexisting warranties	(163)
Ending balance - December 31, 2017	$14,918

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

7. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the six months ended December 31, 2017, were as follows:

Goodwill as of June 30, 2017	$29,593
Addition related to the acquisition of NauticStar	37,225
Goodwill as of December 31, 2017	$66,818

As of December 31, 2017, and June 30, 2017, details of the Company’s intangible assets other than goodwill were as follows:

	December 31, 2017
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Dealer network	$21,590	$(1,500)	$20,090
Total amortizable intangible assets	21,590	(1,500)	20,090
Trade names	32,000	—	32,000
Total intangible assets	$53,590	$(1,500)	$52,090

	June 30, 2017
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Dealer network	$1,590	$(947)	$643
Total amortizable intangible assets	1,590	(947)	643
Trade names	16,000	—	16,000
Total intangible assets	$17,590	$(947)	$16,643

Amortization expense recognized on all amortizable intangibles was $552 and $54 for the six months ended December 31, 2017 and January 1, 2017, respectively.

The estimated future amortization of definite-lived intangible assets is as follows:

Fiscal years ending June 30,
Remainder of 2018	$1,054
2019	2,107
2020	2,107
2021	2,107
2022	2,107
and thereafter	10,608
Total	$20,090

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

The following tables summarize the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the consolidated balance sheets:

	December 31, 2017
	Level 1	Level 2	Level 3
Asset — interest rate cap	$—	$288	$—

	June 30, 2017
	Level 1	Level 2	Level 3
Asset — interest rate cap	$—	$90	$—

The interest rate cap is valued utilizing pricing models taking into account inputs such as interest rates and notional amounts. In November 2017, the Company entered into an interest rate cap agreement with its existing lender to cap its London Interbank Offered Rate (“LIBOR”) rate at 2% for $34,594 of outstanding principal on its long-term debt. Fair value measurements for the Company’s interest rate cap are classified under Level 2 because such measurements are based on significant other observable inputs. There were no transfers of assets or liabilities between Level 1 and Level 2 during the six months ended December 31, 2017.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

9. LONG-TERM DEBT

Long-term debt outstanding is as follows:

	December 31, 2017	June 30, 2017
Revolving credit facility	$—	$—
Senior secured term loan	96,775	35,135
Debt issuance costs on term loan	(1,798)	(658)
Total debt	94,977	34,477
Less current portion of long-term debt	5,513	3,904
Less current portion of debt issuance costs on term loan	(441)	(217)
Long-term debt — less current portion	$89,905	$30,790

On October 2, 2017, the Company entered into a Third Amended and Restated Credit and Guaranty Agreement with Fifth Third Bank, as the agent and letter of credit issuer, and the lenders party thereto (the “Third Amended Credit Agreement”). The Third Amended Credit Agreement replaced and paid off the Company’s Second Amended and Restated Credit Agreement, dated May 27, 2016. The Third Amended Credit Agreement provides the Company with a $145,000 senior secured credit facility, consisting of a $115,000 term loan (the “Third Term Loan”) and a $30,000 revolving credit facility (the “Revolving Credit Facility”).

The Third Amended Credit Agreement bears interest, at the Company’s option, at either the prime rate plus an applicable margin ranging from 0.75% to 1.75% or at an adjusted LIBOR plus an applicable margin ranging from 1.75% to 2.75%, in each case based on the Company’s senior leverage ratio. Based on the Company’s current senior leverage ratio, the applicable margin for loans accruing interest at the prime rate is 1.25% and the applicable margin for loans accruing interest at LIBOR is 2.25%. In connection with the Third Amended Credit Agreement, the Company paid $1,322 of financing costs. The Third Term Loan will mature and all remaining amounts outstanding thereunder will be due and payable on October 2, 2022. On October 17, 2017, and December 1, 2017, the Company made voluntary payments on the Third Term Loan of $10,000 and $7,000, respectively, out of excess cash. As of December 31, 2017 and June 30, 2017, the Company’s unamortized deferred financing costs were $2,226 and $1,139, respectively. These costs are being amortized over the term of the Third Amended Credit Agreement. The Company was in compliance with all of its debt covenants under its Third Amended Credit Agreement.

As of December 31, 2017 and June 30, 2017, the Company had no borrowings outstanding on its Revolving Credit Facility. Availability under the Revolving Credit Facility is reduced by letters of credit. There were specified letters of credit outstanding of $750 and $250 at December 31, 2017 and June 30, 2017, respectively. As of December 31, 2017 and June 30, 2017, availability under the Revolving Credit Facility was $29,250 and $29,750, respectively, and unamortized deferred financing costs were $428 and $481, respectively.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

10. INCOME TAXES

The Company’s results for the three and six months ended December 31, 2017, reflect the impact of the enactment of the Tax Cuts and Jobs Act (“Tax Reform Act”), which was signed into law on December 22, 2017. The Tax Reform Act reduced federal corporate income tax rates and changed numerous other provisions. As we have a June 30 fiscal year-end, the lower corporate federal income tax rate will be phased in, resulting in a U.S. federal statutory tax rate of 28.1% for our fiscal year ending June 30, 2018, and 21.0% for subsequent fiscal years. The quarter and six months ended December 31, 2017 included a year-to-date provisional expense of approximately $171 to reflect federal deferred taxes at the lower blended effective tax rate. This adjustment to the provision was more than offset by a one-time discrete provisional benefit of approximately $651 as a result of applying the new lower federal income tax rates to the Company’s net deferred tax liabilities.

The changes included in the Tax Reform Act are broad and complex. The final transition impacts may differ from the above estimate, due to, among other things, changes in interpretations, any legislative action to address questions that arise because of the Tax Reform Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Reform Act, or any updates or changes to estimates we have utilized to calculate the transition impacts. The SEC issued guidance in Staff Accounting Bulletin 118 which allows the Company to record provisional amounts during a one-year measurement period.  The Company has determined a reasonable estimate for the measurement and accounting for certain effects of the Tax Reform Act, including the re-measurement of the Company’s net deferred tax assets and liabilities, which have been reflected as provisional amounts in the December 31, 2017 financial statements. The amounts represent the Company’s best estimates based on records, information, and current guidance.  Additional information and analysis is required to finalize the impact that the Tax Reform Act will have on the Company’s full year financial results.  This includes filing the fiscal 2017 United States federal income tax return, which could impact the Company’s estimated deferred income tax assets and liabilities.  Although the Company does not anticipate material adjustments to the provisional amounts, final results could vary from these provisional amounts. The Company currently anticipates finalizing and recording any resulting adjustments by the end of the fiscal year ending June 30, 2018.

The Company’s effective tax rate is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items.  During the six months ended December 31, 2017, the Company’s effective tax rate was 25.5%.  The rate was lower than the 28.1% statutory rate primarily due to the impact of Tax Reform, and a permanent benefit associated with the domestic production activities deduction, which was partially offset by the inclusion of the state tax rate in the overall effective rate.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

11. EARNINGS PER SHARE

The following table sets forth the computation of the Company’s earnings per share:

	Three Months Ended		Six Months Ended
	December 31, 2017	January 1, 2017	December 31, 2017	January 1, 2017
Net income	$8,009	$4,031	$15,055	$11,014
Weighted average common shares — basic	18,619,834	18,592,936	18,617,467	18,592,372
Dilutive effect of assumed exercises of stock options	34,994	4,453	32,969	2,227
Dilutive effect of assumed restricted share awards\units	47,524	7,689	44,054	4,242
Weighted average outstanding shares — diluted	18,702,352	18,605,078	18,694,489	18,598,841
Basic earnings per share	$0.43	$0.22	$0.81	$0.59
Diluted earnings per share	$0.43	$0.22	$0.81	$0.59

For the three months ended December 31, 2017, the weighted average shares that were anti-dilutive, and therefore excluded from the computation of diluted earnings per share included 24,847 restricted stock awards. For the three months ended January 1, 2017, the weighted average shares that were anti-dilutive, and therefore excluded from the computation of diluted earnings per share included 1,898 restricted stock awards and options to purchase 122,640 shares of common stock.

For the six months ended December 31, 2017, the weighted average shares that were anti-dilutive, and therefore excluded from the computation of diluted earnings per share included 37,905 restricted stock awards. For the six months ended January 1, 2017, the weighted average shares that were anti-dilutive, and therefore excluded from the computation of diluted earnings per share included 16,534 restricted stock awards and options to purchase 122,640 shares of common stock.

12.STOCK-BASED COMPENSATION

During fiscal year ended June 30, 2015 the Company adopted the Amended and Restated MCBC Holdings, Inc. 2015 Incentive Award Plan (“2015 Plan”) in order to facilitate the grant of cash and equity incentives to non-employee directors, employees, and consultants of the Company and certain of its affiliates and to enable the Company and certain of its affiliates to obtain and retain the services of these individuals, which is essential to our long-term success. In July 2015, the Board amended and restated the Company’s 2015 Plan which became effective just prior to the closing of the Company’s initial public offering to increase the shares available for issuance under the 2015 Plan. During the six months ended December 31, 2017 and January 1, 2017, the Company recognized $528 and $305, respectively in stock-based compensation expense.

In July 2017, the Company granted to certain employees 23,932 shares of restricted stock awards (“RSAs”) under the 2015 Plan at a per share fair value of $19.34, which is the market value of the Company’s common stock on the grant date. The RSAs will vest in three equal annual installments. In addition, the Company granted 17,064 RSAs under the 2015 Plan to certain non-employee directors for their annual equity award at a per share fair value of $19.34. In November 2017, the Company granted 5,578 of RSAs to certain employees under the 2015 Plan at a per share fair value of $22.31.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

In July 2017, the Company granted 23,929 performance stock units (“PSUs”) under its 2015 Plan to certain employees at a per share fair value of $19.34, which is the market value of the Company’s common stock on the grant date. In November 2017, the Company granted 2,306 PSUs under its 2015 Plan, at a per share fair value of $22.31. The awards will be earned based upon the Company’s attainment of certain performance criteria over a three-year period. The performance period for the awards are a three-year period commencing July 1, 2017 and ending June 30, 2020.  Following the determination of the Company’s achievement with respect to the performance criteria, the amount of shares awarded will be subject to adjustment based upon the application of a total shareholder return (“TSR”) modifier.

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

13.SEGMENT INFORMATION

The Company designs, manufactures, and markets recreational sport boats and has two operating and reportable segments: MasterCraft and NauticStar. The Company’s segments are defined by management’s reporting structure, product brands, and distribution channels. The MasterCraft product brand consists of recreational performance boats primarily used for water skiing, wakeboarding and wake surfing, and general recreational boating. The Company distributes the MasterCraft product brand through its dealer network. The NauticStar product brand consists of recreational boats primarily used for salt water fishing, and general recreational boating. The Company distributes the NauticStar product brand through its dealer network. The Company’s chief operating decision maker (“CODM”) regularly reviews the operating performance of each product brand including measures of performance based on income from operations. The Company considers each of the product brands to be an operating segment and has further concluded that presenting disaggregated information of these two operating segments provides meaningful information as certain economic characteristics are dissimilar as well as the characteristics of the customer base served.

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

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

The following tables present financial information for the Company’s reportable segments for the three and six months ended December 31, 2017 and January 1, 2017, respectively, and the Company’s financial position at December 31, 2017 and June 30, 2017, respectively.

	Three Months Ended December 31, 2017
	MasterCraft	NauticStar	Consolidated
Net sales	$58,239	$20,196	$78,435
Cost of sales	41,856	16,645	58,501
Operating income	9,113	1,669	10,782
Depreciation and amortization	876	602	1,478

	Three Months Ended January 1, 2017
	MasterCraft	NauticStar	Consolidated
Net sales	$51,134	$—	$51,134
Cost of sales	36,848	—	36,848
Operating income	7,039	—	7,039
Depreciation and amortization	825	—	825

	Six Months Ended December 31, 2017
	MasterCraft	NauticStar	Consolidated
Net sales	$123,288	$20,196	$143,484
Cost of sales	88,742	16,645	105,387
Operating income	20,177	1,669	21,846
Depreciation and amortization	1,608	602	2,210

	Six Months Ended January 1, 2017
	MasterCraft	NauticStar	Consolidated
Net sales	$111,823	$—	$111,823
Cost of sales	79,728	—	79,728
Operating income	18,674	—	18,674
Depreciation and amortization	1,622	—	1,622

	As of December 31, 2017	As of June 30, 2017
Assets
MasterCraft	$82,978	$83,321
NauticStar	85,664	—
Total Assets(a)	$168,642	$83,321

(a)

Total assets as of December 31, 2017 includes goodwill of $29,593 and $37,225 related to MasterCraft and NauticStar, respectively. Total assets as of June 30, 2017 includes goodwill of $29,593 related to MasterCraft.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read together with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. In addition, the statements in this discussion and analysis regarding industry outlook, our expectations regarding the performance of our business, anticipated financial results, liquidity and the other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the successful integration of Nautic Star, LLC into our business and the risks and uncertainties described in “Cautionary Note Regarding Forward-Looking Statements” above and in “Risk Factors” set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017 and in our Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2017. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Overview

We are a world-renowned innovator, designer, manufacturer, and marketer of recreational sport boats, including performance sport boats, salt water fishing and general recreational boats. We have a leading market position in the U.S., a strong international presence, and dealers around the world. Our boats are used for water skiing, wakeboarding, wake surfing, and salt water fishing as well as general recreational boating. Our robust product portfolio is manufactured to the highest standards of quality, performance, and styling.

We sell our boats through an extensive network of independent dealers in North America and internationally. Through our MasterCraft segment, we partner with 96 North American dealers with 160 locations and 50 international dealers with 82 locations throughout the rest of the world. Through our NauticStar segment, we partner with 80 North American dealers with 84 locations. For the six months ended December 31, 2017, 91.1% of our net sales were generated from North America and 8.9% of our net sales were generated from outside of North America.

Outlook

Our sales are impacted by general economic conditions, which affect the demand for our products, the demand for optional features, the availability of credit for our dealers and retail consumers, and overall consumer confidence. While the performance sport boat, salt water fishing and general recreational categories have grown in recent years, new unit sales remain significantly below historical peaks. While there is no guarantee that our market will continue to grow, we believe that increased consumer demand, limited used boat inventory and the superior quality, performance, styling, and value proposition of our recently released boats present a long runway for future growth. Our revamped manufacturing and product development processes have led to operational efficiencies which we expect will continue to drive margin expansion.

Recent Transactions

Acquisition of Nautic Star, LLC

On October 2, 2017, we completed the acquisition of Nautic Star, LLC. The aggregate purchase price was $80.5 million, including customary adjustments for the amount of working capital in the acquired business at the closing date. A portion of the purchase price was deposited into an escrow account in order to secure certain post-closing obligations of the former members of NauticStar. Due to the timing of the acquisition, the Company has not completed the valuation of assets acquired or liabilities assumed.

Third Amended and Restated Credit Agreement

On October 2, 2017, we entered into a Third Amended and Restated Credit and Guaranty Agreement with Fifth Third Bank, as the agent and letter of credit issuer, and the lenders party thereto (the “Third Amended Credit Agreement”). The Third Amended Credit Agreement replaced and paid off our Second Amended and Restated Credit Agreement, dated May 27, 2016. The Third Amended Credit Agreement provides us with a $145 million senior secured credit facility, consisting of a $115 million term loan (the “Third Term Loan”) and a $30 million revolving credit facility. On October 17, 2017, and December 1, 2017, we made voluntary payments on the Third Term Loan of $10.0 million and $7.0 million, respectively, out of excess cash.

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

•	inclement weather, which can affect production at our manufacturing facility as well as consumer demand;

•	competition from other performance sports boat, salt water fishing boat and general recreational boat manufacturers;

•	general economic conditions; and

•	foreign currency exchange rates.

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

Operating Expenses

Our operating expenses include selling and marketing costs, general and administrative costs, and amortization costs. These items include personnel and related expenses, non-manufacturing overhead, and various other operating expenses. Further, selling and marketing expenditures include the cost of advertising and marketing materials. General and administrative expenses include, among other things, salaries, benefits, and other personnel related expenses for employees engaged in product development, engineering, finance, information technology, human resources, and executive management. Other costs include outside legal and accounting fees, acquisition or integration related expenses, investor relations, risk management (insurance), and other administrative costs.

Other Expense

Other expense includes interest expense. Interest expense consists of interest charged under our credit facilities, including deferred financing fees and debt issuance costs written off in connection with the pay down of amounts owed on our credit facilities.

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

	Three Months Ended		Six Months Ended
	December 31, 2017	January 1, 2017	December 31, 2017	January 1, 2017
	(Unaudited)		(Unaudited)
	(Dollars in thousands)		(Dollars in thousands)
Consolidated statement of operations:

Net sales	$78,435	$51,134	$143,484	$111,823
Cost of sales	58,501	36,848	105,387	79,728
Gross profit	19,934	14,286	38,097	32,095
Operating expenses:
Selling and marketing	3,672	2,444	6,409	4,498
General and administrative	4,955	4,776	9,290	8,869
Amortization of intangible assets	525	27	552	54
Total operating expenses	9,152	7,247	16,251	13,421
Operating income	10,782	7,039	21,846	18,674
Other expense:
Interest expense	1,139	512	1,630	1,123
Income before income tax expense	9,643	6,527	20,216	17,551
Income tax expense	1,634	2,496	5,161	6,537
Net income	$8,009	$4,031	$15,055	$11,014
Additional financial and other data:
Unit volume:
MasterCraft	675	631	1,450	1,349
NauticStar	526	—	526	—
MasterCraft sales	$58,239	$51,134	$123,288	$111,823
NauticStar sales	$20,196	$—	$20,196	$—
Consolidated sales	$78,435	$51,134	$143,484	$111,823
Per Unit:
MasterCraft sales	$86	$81	$85	$83
NauticStar sales	$38	$—	$38	$—
Consolidated sales	$65	$81	$73	$83
Gross margin	25.4%	27.9%	26.6%	28.7%

Three months ended December 31, 2017 Compared to Three months ended January 1, 2017

Net Sales.  Net sales for the three months ended December 31, 2017, increased 53.4%, or $27.3 million to $78.4 million compared to $51.1 million for the three months ended January 1, 2017. The increase was primarily due to the inclusion of NauticStar which increased net sales by 39.5%, or $20.2 million. The remaining increase of 13.9%, or $7.1 million, was attributable to an increase in MasterCraft unit sales volume, favorable product mix and price increases.

Cost of Sales.  Our cost of sales increased $21.7 million, or 58.8%, to $58.5 million for the three months ended December 31, 2017 compared to $36.8 million for the three months ended January 1, 2017. The increase in cost of sales resulted primarily from the inclusion of NauticStar, which increased cost of sales by 45.2%, or $16.7 million. The remaining increase was primarily due to higher material and shipping costs and a 7.0% increase in MasterCraft unit volume.

Gross Profit.  For the three months ended December 31, 2017, our gross profit increased $5.6 million, or 39.5%, to $19.9 million compared to $14.3 million for the three months ended January 1, 2017. The inclusion of NauticStar contributed $3.5 million to gross profit. An increase in MasterCraft unit sales volume, a favorable product mix and price increases, offset by higher material and shipping costs accounted for the remaining increase in gross profit. Gross margin decreased to 25.4% for the three months ended December 31, 2017 compared to 27.9% for the three months ended January 1, 2017. The decrease in gross margin was primarily due to the dilutive effect from the inclusion of NauticStar’s gross margin which is in the high-teens.

Operating Expenses.  Selling and marketing expense increased $1.3 million, or 50.2%, to $3.7 million for the three months ended December 31, 2017 compared to $2.4 million for the three months ended January 1, 2017. This increase resulted mainly from the inclusion of NauticStar, which increased selling and marketing expenses by $0.6 million, an increase in dealer meeting costs and an increase in promotion activities. General and administrative expense increased by $0.2 million, or 3.7%, to $5.0 million for the three months ended December 31, 2017 compared to $4.8 million for the three months ended January 1, 2017. This increase resulted mainly from the inclusion of NauticStar, which increased general and administrative expenses by $0.8 million, and an increase of $0.5 million for legal and advisory fees related to our acquisition of NauticStar. Increases in general and administrative expenses due to NauticStar were partially offset by a decrease of $0.9 million for legal and advisory fees related to our litigation with Malibu Boats, which was subsequently settled during the fourth quarter of fiscal 2017. Operating expenses as a percentage of net sales was 11.7% during the three months ended December 31, 2017 compared to 14.2% for the three months ended January 1, 2017. This favorable impact resulted from leverage experienced through significant net sales increases compared to increases in selling and marketing expenses and general and administrative expenses.

Other Expense.  Interest expense increased for the three months ended December 31, 2017 compared to the three months ended January 1, 2017. The increase is due to an increase in our term loan balance when compared to the principal balance owed on our term loan during the three months ended January 1, 2017.

Income Tax Expense.    Our results for the three months ended December 31, 2017 reflect the impact of the enactment of the Tax Cuts and Jobs Act (“Tax Reform Act”), which was signed into law on December 22, 2017. The Tax Reform Act reduced federal corporate income tax rates and changed numerous other provisions. As we have a June 30 fiscal year-end, the lower corporate federal income tax rate will be phased in, resulting in a U.S. federal statutory tax rate of 28.1% for our fiscal year ending June 30, 2018, and 21% for subsequent fiscal years. The quarter ended December 31, 2017 included a year-to-date provisional expense of approximately $171 to reflect federal deferred taxes at the lower blended effective tax rate. This adjustment to the provision was more than offset by a one-time discrete provisional benefit of approximately $651 as a result of applying the new lower federal income tax rates to our net deferred tax liabilities.

The changes included in the Tax Reform Act are broad and complex. The final transition impacts may differ from the above estimate, due to, among other things, changes in interpretations, any legislative action to address questions that arise because of the Tax Reform Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Reform Act, or any updates or changes to estimates we have utilized to calculate the transition impacts. The SEC issued guidance in Staff Accounting Bulletin 118 which allows us to record provisional amounts during a one-year measurement period.  We have determined a reasonable estimate for the measurement and accounting for certain effects of the Tax Reform Act, including the re-measurement of our net deferred tax assets and liabilities, which have been reflected as provisional amounts in the December 31, 2017 financial statements. The amounts represent our best estimates based on records, information, and current guidance.  Additional information and analysis is required to finalize the impact that the Tax Reform Act will have on our full year financial results.  This includes filing the fiscal 2017 United States federal income tax return, which could impact our estimated deferred income tax assets and liabilities.  Although we do not anticipate material adjustments to the provisional amounts, final results could vary from these provisional amounts. We currently anticipate finalizing and recording any resulting adjustments by the end of our current fiscal year ending June 30, 2018.

Our income tax expense was $1.6 million for the three months ended December 31, 2017, reflecting an effective tax rate of 16.9%.  Our effective tax rate during the three months ended December 31, 2017 was lower than the 28.1% statutory rate primarily due to the impact of the Tax Reform Act, and a permanent benefit associated with the domestic production activities deduction, which was partially offset by the inclusion of the state tax rate in the overall effective rate.

Six months ended December 31, 2017 Compared to Six months ended January 1, 2017

Net Sales.  Net sales for the six months ended December 31, 2017, increased 28.3%, or $31.7 million to $143.5 million compared to $111.8 million for the six months ended January 1, 2017. The increase was primarily due to the inclusion of NauticStar which increased net sales by 18.1%, or $20.2 million. The remaining increase of 10.2%, or $11.5 million, was attributable to MasterCraft primarily due to an increase in unit sales volume, favorable product mix and price increases.

Cost of Sales.  Our cost of sales increased $25.7 million, or 32.2%, to $105.4 million for the six months ended December 31, 2017 compared to $79.7 million for the six months ended January 1, 2017. The increase in cost of sales resulted primarily from the inclusion of NauticStar, which increased cost of sales by 20.9%, or $16.6 million. The remaining increase was primarily due to higher material and shipping costs, a 7.5% increase in MasterCraft unit volume and an increase in cost over the prior year due to our model year change over that occurred during the first quarter of fiscal 2018.

Gross Profit.  For the six months ended December 31, 2017, our gross profit increased $6.0 million, or 18.7%, to $38.1 million compared to $32.1 million for the six months ended January 1, 2017. The inclusion of NauticStar contributed $3.5 million to gross profit. The remaining increase was due to an increase in MasterCraft unit sales volume and favorable pricing, partially offset by higher material and shipping costs. Gross margin decreased to 26.6% for the six months ended December 31, 2017 compared to 28.7% for the six months ended January 1, 2017. The decrease in gross margin was primarily due to the dilutive effect from the inclusion of NauticStar’s gross margin which is in the high-teens.

Operating Expenses.  Selling and marketing expense increased $1.9 million, or 42.5%, to $6.4 million for the six months ended December 31, 2017 compared to $4.5 million for the six months ended January 1, 2017. This increase resulted mainly from the inclusion of NauticStar, which increased selling and marketing expenses by $0.6 million, an increase in dealer training costs, an increase in dealer meeting costs and increased promotion activities related to the introduction of the redesigned 2018 MasterCraft XStar. General and administrative expense increased by $0.4 million, or 4.7%, to $9.3 million for the six months ended December 31, 2017 compared to $8.9 million for the six months ended January 1, 2017. This increase resulted mainly from the inclusion of NauticStar, which increased general and administrative expenses by $0.8 million, and an increase of $1.4 million for legal and advisory fees related to our acquisition of NauticStar. Increases in general and administrative expenses due to NauticStar were partially offset by a decrease of $1.7 million for legal and advisory fees related to our litigation with Malibu Boats, which was subsequently settled during the fourth quarter of fiscal 2017. Operating expenses as a percentage of net sales was 11.3% during the six months ended December 31, 2017 compared to 12.0% for the six months ended January 1, 2017. This favorable impact resulted from leverage experienced through significant net sales increases compared to increases in selling and marketing expenses and general and administrative expenses.

Other Expense.  Interest expense increased for the six months ended December 31, 2017 compared to the six months ended January 1, 2017. The increase is due to an increase in our term loan balance when compared to the principal balance owed on our term loan during the six months ended January 1, 2017.

Income Tax Expense.    Our results for the six months ended December 31, 2017 reflect the impact of the enactment of the Tax Cuts and Jobs Act (“Tax Reform Act”), which was signed into law on December 22, 2017. The Tax Reform Act reduced federal corporate income tax rates and changed numerous other provisions. As we have a June 30 fiscal year-end, the lower corporate federal income tax rate will be phased in, resulting in a U.S. federal statutory tax rate of 28.1% for our fiscal year ending June 30, 2018, and 21% for subsequent fiscal years. The six months ended December 31, 2017 included a year-to-date provisional expense of approximately $171 to reflect federal deferred taxes at the lower blended effective tax rate. This adjustment to the provision was more than offset by a one-time discrete provisional benefit of approximately $651 as a result of applying the new lower federal income tax rates to our net deferred tax liabilities.

The changes included in the Tax Reform Act are broad and complex. The final transition impacts may differ from the above estimate, due to, among other things, changes in interpretations, any legislative action to address questions that arise because of the Tax Reform Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Reform Act, or any updates or changes to estimates we have utilized to calculate the transition impacts. The SEC issued guidance in Staff Accounting Bulletin 118 which allows us to record provisional amounts during a one-year measurement period.  We have determined a reasonable estimate for the measurement and accounting for certain effects of the Tax Reform Act, including the re-measurement of our net deferred tax assets and liabilities, which have been reflected as provisional amounts in the December 31, 2017 financial statements. The amounts represent our best estimates based on records, information, and current guidance.  Additional information and analysis is required to finalize the impact that the Tax Reform Act will have on our full year financial results.  This includes filing the fiscal 2017 United States federal income tax return, which could impact our estimated deferred income tax assets and liabilities.  Although we do not anticipate material adjustments to the provisional amounts, final results could vary from these provisional amounts. We currently anticipate finalizing and recording any resulting adjustments by the end of our current fiscal year ending June 30, 2018.

Our income tax expense was $5.2 million for the six months ended December 31, 2017, reflecting an effective tax rate of 25.5%.  Our effective tax rate during the six months ended December 31, 2017 was lower than the 28.1% statutory rate primarily due to the impact of the Tax Reform Act, and a permanent benefit associated with the domestic production activities deduction, which was partially offset by the inclusion of the state tax rate in the overall effective rate.

Non-GAAP Measures

We define EBITDA as earnings before interest expense, income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA further adjusted to eliminate certain non-cash charges and unusual items that we do not consider to be indicative of our ongoing operations, including fees and expenses related to our follow-on offering, transaction expenses associated with the acquisition of NauticStar, acquisition related inventory step up adjustment and our stock-based compensation expense. We define Adjusted net income as net income adjusted to eliminate certain non-cash charges and unusual items that we do not consider to be indicative of our ongoing operations, including fees and expenses related to our follow-on offering, transaction expenses associated with the acquisition of NauticStar, our stock-based compensation expense, and an adjustment for income tax expense at a normalized annual effective tax rate.  We define Adjusted EBITDA margin as Adjusted EBITDA expressed as a percentage of sales. Adjusted EBITDA, Adjusted net income and Adjusted EBITDA margin are not measures of net income or operating income as determined under accounting principles generally accepted in the United States, which we refer to as GAAP. Adjusted EBITDA and Adjusted net income are not measures of performance in accordance with GAAP and should not be considered as an alternative to net income or operating cash flows determined in accordance with GAAP. Additionally, Adjusted EBITDA is not intended to be a measure of cash flow for management’s discretionary use. We believe that the inclusion of EBITDA, Adjusted EBITDA, Adjusted EBITDA margin and Adjusted net income is appropriate to provide additional information to investors because securities analysts, noteholders and other investors use these non GAAP financial measures to assess our operating performance across periods on a consistent basis and to evaluate the relative risk of an investment in our securities. We use Adjusted net income to facilitate a comparison of our operating performance on a consistent basis from period to period that, when viewed in combination with our results prepared in accordance with GAAP, provides a more complete understanding of factors and trends affecting our business than GAAP alone measures.  We believe Adjusted net income assists our board of directors, management and investors in comparing our net income on a consistent basis from period to period because it removes non-cash and non-recurring items.  Adjusted EBITDA and Adjusted net income have limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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

In addition, because not all companies use identical calculations, our presentation of Adjusted EBITDA and Adjusted net income may not be comparable to similarly titled measures of other companies, including companies in our industry. Furthermore, certain non-GAAP financial measures presented have been provided for comparison purposes only and these non-GAAP financial measures may change in the future based on our calculations and forecasts regarding the interpretation of certain recent changes to U.S. federal income tax law and anticipated impacts on our financial results.

The following table sets forth a reconciliation of net income as determined in accordance with GAAP to Adjusted EBITDA for the periods indicated:

	Three Months Ended		Six Months Ended
	December 31, 2017	January 1, 2017	December 31, 2017	January 1, 2017
	(Unaudited)		(Unaudited)
	(Dollars in thousands)		(Dollars in thousands)
Net income	$8,009	$4,031	$15,055	$11,014
Income tax expense	1,634	2,496	5,161	6,537
Interest expense	1,139	512	1,630	1,123
Depreciation and amortization	1,478	825	2,210	1,622
EBITDA	12,260	7,864	24,056	20,296
Transaction expense(a)	605	5	1,486	59
Inventory step-up adjustment – acquisition related(b)	501	—	501	—
Litigation charge(c)	—	944	—	1,653
Stock-based compensation	264	186	528	305
Adjusted EBITDA	$13,630	$8,999	$26,571	$22,313
Adjusted EBITDA Margin(d)	17.4%	17.6%	18.5%	20.0%

(a)	Represents fees, expenses and integration costs associated with our acquisition of NauticStar and our follow-on offering in the prior-year period.

(b)	Represents post-acquisition adjustment to cost of goods sold for the fair value step up of inventory acquired all of which was sold during the second quarter of fiscal 2018.

(c)	Represents legal and advisory fees related to our litigation with Malibu Boats, LLC, which was settled during the fourth quarter of fiscal 2017.

(d)	We define Adjusted EBITDA margin as Adjusted EBITDA expressed as a percentage of sales.

The following table sets forth a reconciliation of net income as determined in accordance with GAAP to Adjusted net income for the periods indicated:

	Three Months Ended			Six Months Ended
	December 31, 2017	October 1, 2017	January 1, 2017	December 31, 2017	January 1, 2017
	(Unaudited)			(Unaudited)
	(Dollars in thousands, except share and per share amounts)			(Dollars in thousands, except share and per share amounts)
Net income	$8,009	$7,046	$4,031	$15,055	$11,014
Income tax expense	1,634	3,527	2,496	5,161	6,537
Transaction expense(a)	605	881	5	1,486	59
Inventory step-up adjustment – acquisition related(b)	501	—	—	501	—
Litigation charge(c)	—	—	944	—	1,653
Stock-based compensation	264	264	186	528	305
Adjusted net income before income taxes(d)	11,013	11,718	7,662	22,731	19,568
Adjusted income tax expense(e)	3,194	3,398	2,758	6,592	7,044
Adjusted net income	$7,819	$8,320	$4,904	$16,139	$12,524

Pro-forma Adjusted net income per common share
Basic	0.42	0.45	0.26	0.87	0.67
Diluted	0.42	0.44	0.26	0.86	0.67
Pro-forma weighted average shares used for the computation of:
Basic Adjusted net income per share(f)	18,619,834	18,619,834	18,593,296	18,619,834	18,593,296
Diluted Adjusted net income per share(f)	18,792,214	18,798,236	18,711,764	18,795,225	18,695,528

(a)	Represents fees, expenses and integration costs associated with our acquisition of NauticStar and our follow-on offering in the prior-year period.

(b)	Represents post-acquisition adjustment to cost of goods sold for the fair value step up of inventory acquired all of which was sold during the second quarter of fiscal 2018.

(c)	Represents legal and advisory fees related to our litigation with Malibu Boats, LLC, which was settled during the fourth quarter of fiscal 2017.

(d)	Excludes $0.5 million of amortization charges for acquired intangible assets incurred during the second quarter of fiscal 2018.

(e)

Reflects income tax expense at an estimated annual effective income tax rate of 29% for all current-year periods presented and 36% for all prior-year periods presented. We expect our estimated annual effective income tax rate to be reduced to about 24% for fiscal 2019.

(f)

The weighted average shares used for computation of pro-forma diluted earnings per common share gives effect to 59,297 shares of restricted stock awards, 59,148 performance stock units and 53,935 shares for the dilutive effect of stock options. The average of the prior quarters is used for computation of the six month ended periods.

The following table shows the reconciliation of net income per diluted share to Adjusted net income per diluted pro-forma weighted average share for the periods presented:

	Three Months Ended			Six Months Ended
	December 31, 2017	October 1, 2017	January 1, 2017	December 31, 2017	January 1, 2017
	(Unaudited)			(Unaudited)
Net income per diluted share	0.43	0.38	0.22	0.81	0.59
Impact of adjustments:
Income tax expense	0.09	0.19	0.14	0.28	0.35
Transaction expense(a)	0.03	0.05	-	0.08	-
Inventory step-up adjustment – acquisition related(b)	0.03	-	-	0.03	-
Litigation charge(c)	-	-	0.05	-	0.09
Stock-based compensation	0.01	0.01	0.01	0.03	0.02
Adjusted net income per diluted share before income taxes(d)	0.59	0.63	0.42	1.23	1.05
Impact of adjusted income tax expense on net income per diluted share before income taxes(e)	(0.17)	(0.18)	(0.15)	(0.35)	(0.38)
Impact of increased share count(f)	-	(0.01)	(0.01)	(0.02)	-
Adjusted net income per diluted pro-forma weighted average share	0.42	0.44	0.26	0.86	0.67

(a)	Represents fees, expenses and integration costs associated with our acquisition of NauticStar and our follow-on offering in the prior-year period.

(b)	Represents post-acquisition adjustment to cost of goods sold for the fair value step up of inventory acquired all of which was sold during the second quarter of fiscal 2018.

(c)	Represents legal and advisory fees related to our litigation with Malibu Boats, LLC, which was settled during the fourth quarter of fiscal 2017.

(d)	Excludes $0.5 million of amortization charges for acquired intangible assets incurred during the second quarter of fiscal 2018.

(e)

Reflects income tax expense at an estimated annual effective income tax rate of 29% for all current-year periods presented and 36% for all prior-year periods presented. We expect our estimated annual effective income tax rate to be reduced to about 24% for fiscal 2019.

(f)

Reflects impact of increased share counts giving effect to the exchange of all restricted stock awards, the vesting of all performance stock units and for the dilutive effect of stock options included in outstanding shares.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance working capital and fund capital expenditures. Our principal source of funds is cash generated from operating activities. As of December 31, 2017, we had borrowing availability of $29.3 million under our revolving credit facility. We believe our cash from operations, along with borrowings under our revolving credit facility, will be sufficient to provide for our working capital and capital expenditures for at least the next 12 months. The following table summarizes the cash flows from operating, investing, and financing activities:

	December 31, 2017	January 1, 2017
	(Unaudited)
	(Dollars in thousands)
Total cash provided by (used in):
Operating activities	$22,452	$12,921
Investing activities	(80,506)	(1,060)
Financing activities	60,266	(5,568)
Net increase in cash	$2,212	$6,293

Operating Activities

Our net cash provided by operating activities increased by $9.5 million, or 73.8%, for the six months ended December 31, 2017 compared to the six months ended January 1, 2017, to $22.4 million from $12.9 million. This increase was primarily due to an increase in net income, an increase due to the change in accounts receivable, a decrease in cash paid for taxes and an increase due to the change in accrued expenses and other current liabilities. These increases were partially offset by an increase in cash payments for interest related to an increase in our term loan balance when compared to the principal balance owed on our term loan during the six months ended January 1, 2017.

Investing Activities

Net cash used in investing activities increased by $79.4 million for the six months ended December 31, 2017 compared to the six months ended January 1, 2017, to $80.5 million from $1.1 million. This increase was primarily due to the acquisition of NauticStar and an increase in capital expenditures.

Financing Activities

Net financing activities was a source of cash for the six months ended December 31, 2017 of $60.3 million. Net financing activities for the six months ended January 1, 2017 was a use of cash of $5.6 million. The change in net financing activities was a source of cash of $65.9 million.  Cash provided by financing activities for the six months ended December 31, 2017 increased primarily from proceeds from issuance of long term debt of $80.8 million, which was partially offset by deferred financing costs of $1.3 million and payments on our term loan of $19.2 million, which was an increase of $13.6 million over the six months ended January 1, 2017, and payments on our term loan and repayment of our revolving credit facility were $5.6 million.

Third Amended and Restated Credit Agreement

On October 2, 2017, we entered into a Third Amended and Restated Credit and Guaranty Agreement with Fifth Third Bank, as the agent and letter of credit issuer, and the lenders party thereto (the “Third Amended Credit Agreement”). The

Third Amended Credit Agreement replaced and paid off our Second Amended and Restated Credit Agreement, dated May 27, 2016. The Third Amended Credit Agreement provides us with a $145 million senior secured credit facility, consisting of a $115 million term loan (the “Third Term Loan”) and a $30 million revolving credit facility. On October 17, 2017, and December 1, 2017, we made voluntary payments on the Third Term Loan of $10.0 million and $7.0 million, respectively, out of excess cash.

Off-Balance Sheet Arrangements

As of December 31, 2017, we did not have any off-balance sheet financings.

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

Critical Accounting Policies

As of December 31, 2017, there were no significant changes in or changes in the application of our critical accounting policies or estimation procedures from those presented in our Annual Report on Form 10-K.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Refer to our Annual Report on Form 10-K for a complete discussion on the Company’s market risk. There have been no material changes in market risk from those disclosed therein.

ITEM 4.CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2017.

Changes in Internal Control Over Financial Reporting

During the second quarter ended December 31, 2017, we completed the acquisition of NauticStar. Prior to the acquisition, NauticStar was a privately-held company and was not subject to the Sarbanes-Oxley Act of 2002, the rules and regulations of the SEC, or other corporate governance requirements applicable to public reporting companies. As part of our ongoing integration activities, we are continuing to incorporate our controls and procedures into NauticStar and to augment our company-wide controls to reflect the risks that may be inherent in acquisitions of privately-held companies.

Other than our integration of NauticStar, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS.

Legal Proceedings

None.

ITEM 1A.RISK FACTORS.

During the quarter ended December 31, 2017, there were no material changes to the risk factors disclosed in “Part I, Item 1A. Risk Factors” in our Annual Report filed on Form 10-K.

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

Signature	Title	Date

/s/ TERRY MCNEW	President and Chief Executive Officer (Principal Executive Officer) and Director
Terry McNew		February 8, 2018

/s/ TIMOTHY M. OXLEY	Chief Financial Officer (Principal Financial and Accounting Officer), Treasurer and Secretary
Timothy M. Oxley		February 8, 2018