Form 10-Q
period 2018-04-01
MCBC Holdings, Inc.
filed 2018-05-11
CIK 1638290

.

0

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 1, 2018

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

☐     Yes          ☑     No

As of May 7, 2018, there were 18,683,678 shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding.

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

MCBC HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017

NET SALES	$93,811	$58,486	$237,295	$170,309
COST OF SALES	69,429	43,561	174,816	123,289
GROSS PROFIT	24,382	14,925	62,479	47,020
OPERATING EXPENSES:
Selling and marketing	3,560	2,678	9,969	7,176
General and administrative	5,099	7,939	14,388	16,808
Amortization of intangible assets	524	26	1,077	80
Total operating expenses	9,183	10,643	25,434	24,064
OPERATING INCOME	15,199	4,282	37,045	22,956
OTHER EXPENSE:
Interest expense	897	561	2,527	1,684
INCOME BEFORE INCOME TAX EXPENSE	14,302	3,721	34,518	21,272
INCOME TAX EXPENSE	2,848	1,480	8,009	8,017
NET INCOME	$11,454	$2,241	$26,509	$13,255

EARNINGS PER COMMON SHARE:
Basic	$0.62	$0.12	$1.42	$0.71
Diluted	$0.61	$0.12	$1.42	$0.71
WEIGHTED AVERAGE SHARES USED FOR COMPUTATION OF:
Basic earnings per share	18,622,083	18,593,296	18,619,006	18,592,680
Diluted earnings per share	18,728,424	18,625,904	18,705,801	18,607,862

The notes form an integral part of the condensed consolidated financial statements.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	April 1,	June 30,
	2018	2017

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,500	$4,038
Accounts receivable — net of allowances of $71 and $82, respectively	5,975	3,500
Income tax receivable	61	—
Inventories — net	20,290	11,676
Prepaid expenses and other current assets	3,596	2,438
Total current assets	38,422	21,652
Property, plant and equipment — net	19,728	14,827
Intangible assets — net	51,566	16,643
Goodwill	66,713	29,593
Deferred debt issuance costs — net	406	481
Other	297	125
Total assets	$177,132	$83,321
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$18,082	$11,008
Income tax payable	1,280	780
Accrued expenses and other current liabilities	30,343	21,410
Current portion of long term debt, net of unamortized debt issuance costs	5,101	3,687
Total current liabilities	54,806	36,885
Long term debt, net of unamortized debt issuance costs (Note 8)	80,946	30,790
Deferred income taxes	172	953
Unrecognized tax positions	2,134	2,932
Total liabilities	138,058	71,560
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value per share — authorized, 100,000,000 shares; issued and outstanding, 18,683,678 shares at April 1, 2018 and 18,637,445 shares at June 30, 2017	187	186
Additional paid-in capital	113,748	112,945
Accumulated deficit	(74,861)	(101,370)
Total stockholders' equity	39,074	11,761
Total liabilities and stockholders' equity	$177,132	$83,321

The notes form an integral part of the condensed consolidated financial statements.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share and per share data)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2017	18,637,445	$186	$112,945	$(101,370)	$11,761
Equity-based compensation activity	46,233	1	803	—	804
Net income	—	—	—	26,509	26,509
Balance at April 1, 2018	18,683,678	$187	$113,748	$(74,861)	$39,074

The notes form an integral part of the condensed consolidated financial statements.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Dollars in thousands, except share and per share data)

	Nine Months Ended
	April 1, 2018	April 2, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,509	$13,255
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,665	2,442
Inventory obsolescence reserve	(484)	243
Deferred issuance costs	369	274
Stock-based compensation	882	520
Unrecognized tax benefits	(1,047)	464
Accrued litigation costs	—	3,111
Deferred income taxes	(698)	3,277
Net provision of doubtful accounts	(11)	57

Changes in operating assets and liabilities:
Accounts receivable	(691)	(3,757)
Inventories	(1,744)	1,139
Prepaid expenses and other current assets	(1,064)	(497)
Income tax receivable	(61)	(1,259)
Other assets	(6)	—
Accounts payable	4,433	659
Income tax payable	500	(696)
Accrued expenses and other current liabilities	5,736	1,990
Net cash provided by operating activities	36,288	21,222

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal of assets	96	—
Payment for acquisition, net of cash acquired	(80,511)	—
Purchases of property and equipment	(2,600)	(1,715)
Net cash used in investing activities	(83,015)	(1,715)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	80,832	—
Payments of costs directly associated with offerings	—	(449)
Cash paid for withholding taxes on vested stock	(78)	—
Excess tax benefits	—	312
Principal payments on long-term debt	(28,325)	(3,750)
Payments on revolving line of credit	—	(3,126)
Payments of deferred financing costs	(1,240)	—
Net cash used in financing activities	51,189	(7,013)
NET CHANGE IN CASH AND CASH EQUIVALENTS	4,462	12,494

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	4,038	73
CASH AND CASH EQUIVALENTS — END OF PERIOD	$8,500	$12,567
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$2,078	$1,399
Cash payments for income taxes	$9,304	$5,923

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements for the year ended June 30, 2017 and, in the opinion of management, reflect all adjustments considered necessary to present fairly the Company’s financial position as of April 1, 2018 and results of its operations, and its cash flows for the nine months ended April 1, 2018 and April 2, 2017 and statement of shareholders’ equity for the nine months ended April 1, 2018. All adjustments are of a normal recurring nature. Our interim operating results for the nine months ended April 1, 2018 and April 2, 2017 are not necessarily indicative of the results to be expected in future operating quarters.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

There have been no changes in the Company’s significant accounting policies or critical accounting estimates for the nine months ended April 1, 2018 as compared with the significant accounting policies described in the Company’s audited consolidated financial statements for the financial year ended June 30, 2017.

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

The Company is continuing to assess the potential effects of ASU 2014-09 on its consolidated financial statements, business processes, systems and controls. The Company plans to use the modified retrospective approach in applying the new standard. Based on the Company’s progress, it expects an impact from the new standard for dealers who are offered retail promotions which are currently recorded at the later of when the program has been communicated to the dealer or at the time of sale. Under the new standard, the Company expects these retail promotions to be recognized at the time of sale to a dealer. As a result, the Company expects a change in the timing of recording retail promotions and rebates; however, it does not expect a change in the total amount of cumulative revenue recognized for each transaction. Any potential effect of adoption of this ASU has not yet been quantified primarily due to the continuing assessment of NauticStar, which was acquired on October 2, 2017. Additionally, the Company’s expectations may change as its implementation progresses.

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

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

3. ACQUISITION

On October 2, 2017, the Company completed its acquisition of NauticStar which unites two leading and complementary boat brands and adds to its product diversity. The purchase price was $80,511, including customary adjustments for the amount of working capital in the acquired business at the closing date. A portion of the purchase price was deposited into an escrow account in order to secure certain post-closing obligations of the former members of NauticStar. The Company accounted for the transaction using the acquisition method in accordance with ASC 805, Business Combinations.

The total consideration has been allocated to the assets acquired and liabilities assumed based on preliminary estimates of their fair values as of the date of acquisition. Because of the complexities involved with performing the valuation, the Company has recorded the tangible and intangible assets acquired and liabilities assumed based on their preliminary fair values as of October 2, 2017. The preliminary measurements of fair value were based upon estimates utilizing the assistance of third party valuation specialists, and are subject to change within the measurement period. The Company expects the appraisal of tangible and intangible assets to be finalized during the fourth quarter of fiscal 2018.

The following table summarizes the preliminary purchase price allocation based on the estimated fair values of the assets acquired and liabilities assumed of NauticStar at the acquisition date:

Purchase Price:
Cash paid, net of cash acquired	$80,511

Recognized preliminary amounts of identifiable assets acquired and (liabilities assumed), at fair value:
Accounts receivable	$1,773
Inventories	6,426
Other current assets	94
Indemnification asset	166
Deferred income taxes	83
Property, Plant and equipment	4,945
Identifiable intangible assets	36,000
Current liabilities	(5,847)
Unrecognized tax positions	(249)
Preliminary estimate of the fair value of assets acquired and liabilities assumed	43,391
Goodwill	37,120
$80,511

The preliminary fair value estimates for the Company’s identifiable intangible assets acquired as part of the acquisition are as follows:

	Estimates of Fair Value	Estimated Useful Life (in years)
Definite-lived intangible:
Dealer network	$20,000	10
Indefinite-lived intangible:
Trade name	16,000
Total identifiable intangible assets	$36,000

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

The fair value of the definite-lived intangible asset is being amortized using the straight-line method to amortization of intangible assets expense over the estimated useful life. Indefinite-lived intangible assets are not amortized, but instead are evaluated for potential impairment on an annual basis in accordance with the provisions of ASC Topic 350, Intangibles—Goodwill and Other. The weighted average useful life of identifiable definite-lived intangible assets acquired was 10.0 years. Goodwill of $37,120 arising from the acquisition consists of future growth prospects including dealer expansion into new geographic markets and capacity expansion as well as intangible assets that do not qualify for separate recognition. The indefinite-lived intangible asset and goodwill acquired are expected to be deductible for income tax purposes.

Acquisition related costs of $1,486, which were incurred by the Company during the nine months ended April 1, 2018, were expensed in the period incurred, and are included in general and administrative expenses in the consolidated statement of operations.

Pro Forma Financial Information:

The following unaudited pro forma consolidated results of operations for the three and nine months ended April 1, 2018 and three and nine months ended April 2, 2017, assumes that the acquisition of NauticStar occurred as of July 1, 2016. The unaudited pro forma financial information combines historical results of MasterCraft and NauticStar, with adjustments for depreciation and amortization attributable to preliminary fair value estimates on acquired tangible and intangible assets for the respective periods. Non-recurring pro forma adjustments associated with the fair value step up of inventory were included in the reported pro forma cost of sales and earnings. The unaudited pro forma financial information is presented

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal year 2017 or the results that may occur in the future:

	Three Months Ended		Nine Months Ended
	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017

Net sales	$93,811	$78,707	$255,364	$225,107
Net income	$11,609	$3,060	$28,692	$13,727
Basic earnings per share	$0.62	$0.16	$1.54	$0.74
Diluted earnings per share	$0.62	$0.16	$1.53	$0.74

4.INVENTORIES

Inventories consisted of the following:

	April 1, 2018	June 30, 2017
Raw materials and supplies	$11,178	$7,164
Work in process	2,636	1,772
Finished goods	7,647	3,427
Obsolescence reserve	(1,171)	(687)
Total inventories	$20,290	$11,676

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	April 1, 2018	June 30, 2017
Prepaid photo shoot	$525	$497
Insurance	1,348	765
Trade show deposits	—	73
Interest rate cap	481	90
Other	1,242	1,013
Total prepaid expenses and other current assets	$3,596	$2,438

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

6.ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	April 1, 2018	June 30, 2017
Warranty	$15,605	$12,237
Self-insurance	729	763
Compensation and related accruals	3,411	1,691
Inventory repurchase contingent obligation	1,450	1,008
Interest	2,079	1,008
Dealer incentives	4,350	2,755
Other	2,719	1,948
Total accrued expenses and other current liabilities	$30,343	$21,410

The following table provides a roll forward of the accrued warranty liability:

Beginning balance - June 30, 2017	$12,237
Provisions	4,530
Additions for NauticStar acquisition	1,992
Payments made	(2,919)
Adjustments to preexisting warranties	(235)
Ending balance - April 1, 2018	$15,605

7. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the nine months ended April 1, 2018, were as follows:

Goodwill as of June 30, 2017	$29,593
Addition related to the acquisition of NauticStar	37,120
Goodwill as of April 1, 2018	$66,713

As of April 1, 2018, and June 30, 2017, details of the Company’s intangible assets other than goodwill were as follows:

	April 1, 2018
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Dealer network	$21,590	$(2,024)	$19,566
Total amortizable intangible assets	21,590	(2,024)	19,566
Trade names	32,000	—	32,000
Total intangible assets	$53,590	$(2,024)	$51,566

	June 30, 2017
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Dealer network	$1,590	$(947)	$643
Total amortizable intangible assets	1,590	(947)	643
Trade names	16,000	—	16,000
Total intangible assets	$17,590	$(947)	$16,643

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Amortization expense recognized on all amortizable intangibles was $1,077 and $80 for the nine months ended April 1, 2018 and April 2, 2017, respectively.

The estimated future amortization of definite-lived intangible assets is as follows:

Fiscal years ending June 30,
Remainder of 2018	$527
2019	2,107
2020	2,107
2021	2,107
2022	2,107
and thereafter	10,611
Total	$19,566

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

The following tables summarize the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the consolidated balance sheets:

	April 1, 2018
	Level 1	Level 2	Level 3
Asset — interest rate cap	$—	$481	$—

	June 30, 2017
	Level 1	Level 2	Level 3
Asset — interest rate cap	$—	$90	$—

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

The interest rate cap is valued utilizing pricing models taking into account inputs such as interest rates and notional amounts. In November 2017, the Company entered into an interest rate cap agreement with its existing lender to cap its London Interbank Offered Rate (“LIBOR”) rate at 2% for $34,594 of outstanding principal on its long-term debt. Fair value measurements for the Company’s interest rate cap are classified under Level 2 because such measurements are based on significant other observable inputs. There were no transfers of assets or liabilities between Level 1 and Level 2 during the nine months ended April 1, 2018.

9. LONG-TERM DEBT

Long-term debt outstanding is as follows:

	April 1, 2018	June 30, 2017
Revolving credit facility	$—	$—
Senior secured term loan	87,651	35,135
Debt issuance costs on term loan	(1,604)	(658)
Total debt	86,047	34,477
Less current portion of long-term debt	5,512	3,904
Less current portion of debt issuance costs on term loan	(411)	(217)
Long-term debt — less current portion	$80,946	$30,790

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

The Third Amended Credit Agreement bears interest, at the Company’s option, at either the prime rate plus an applicable margin ranging from 0.75% to 1.75% or at an adjusted LIBOR plus an applicable margin ranging from 1.75% to 2.75%, in each case based on the Company’s senior leverage ratio. Based on the Company’s current senior leverage ratio, the applicable margin for loans accruing interest at the prime rate is 1.25% and the applicable margin for loans accruing interest at LIBOR is 2.25%. In connection with the Third Amended Credit Agreement, the Company paid $1,322 of financing costs. The Third Term Loan will mature and all remaining amounts outstanding thereunder will be due and payable on October 2, 2022. On October 17, 2017, December 1, 2017 and February 28, 2018, the Company made voluntary payments on the Third Term Loan of $10,000, $7,000 and $8,000 respectively, out of excess cash. As of April 1, 2018 and June 30, 2017, the Company’s unamortized deferred financing costs were $2,010 and $1,139, respectively. These costs are being amortized over the term of the Third Amended Credit Agreement. The Company was in compliance with all of its debt covenants under its Third Amended Credit Agreement.

As of April 1, 2018 and June 30, 2017, the Company had no borrowings outstanding on its Revolving Credit Facility. Availability under the Revolving Credit Facility is reduced by letters of credit. There were no specified letters of credit outstanding at April 1, 2018. There were specified letters of credit outstanding of $250 at June 30, 2017. As of April 1,

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

2018 and June 30, 2017, availability under the Revolving Credit Facility was $30,000 and $29,750, respectively, and unamortized deferred financing costs were $406 and $481, respectively.

10. INCOME TAXES

The Company’s results for the three and nine months ended April 1, 2018, reflect the impact of the enactment of the Tax Cuts and Jobs Act (“Tax Reform Act”), which was signed into law on December 22, 2017. The Tax Reform Act reduced federal corporate income tax rates and changed numerous other provisions. As we have a June 30 fiscal year-end, the lower corporate federal income tax rate will be phased in, resulting in a U.S. federal statutory tax rate of 28.1% for our fiscal year ending June 30, 2018, and 21.0% for subsequent fiscal years. The nine months ended April 1, 2018 included a year-to-date provisional expense of approximately $348 to reflect federal deferred taxes at the lower blended effective tax rate. This adjustment to the provision was more than offset by a one-time discrete provisional benefit of approximately $674 as a result of applying the new lower federal income tax rates to the Company’s net deferred tax liabilities.

The changes included in the Tax Reform Act are broad and complex. The final transition impacts may differ from the above estimate due to, among other things, changes in interpretations, any legislative action to address questions that arise because of the Tax Reform Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Reform Act, or any updates or changes to estimates we have utilized to calculate the transition impacts. The SEC issued guidance in Staff Accounting Bulletin 118 which allows the Company to record provisional amounts during a one-year measurement period.  The Company has determined a reasonable estimate for the measurement and accounting for certain effects of the Tax Reform Act, including the re-measurement of the Company’s net deferred tax assets and liabilities, which have been reflected as provisional amounts in the April 1, 2018 financial statements. The amounts represent the Company’s best estimates based on records, information, and current guidance.  Additional information and analysis is required to finalize the impact that the Tax Reform Act will have on the Company’s full year financial results. Although the Company does not anticipate material adjustments to the provisional amounts, final results could vary from these provisional amounts. The Company currently anticipates finalizing and recording any resulting adjustments by the end of the fiscal year ending June 30, 2018.

The Company’s effective tax rate is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items.  During the nine months ended April 1, 2018, the Company’s effective tax rate was 23.2%.  The rate was lower than the 28.1% statutory rate primarily due to the impact of Tax Reform, and a permanent benefit associated with the domestic production activities deduction, which was partially offset by the inclusion of the state tax rate in the overall effective rate.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

11. EARNINGS PER SHARE

The following table sets forth the computation of the Company’s earnings per share:

	Three Months Ended		Nine Months Ended
	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017
Net income	$11,454	$2,241	$26,509	$13,255
Weighted average common shares — basic	18,622,083	18,593,296	18,619,006	18,592,680
Dilutive effect of assumed exercises of stock options	41,372	—	35,770	—
Dilutive effect of assumed restricted share awards\units	64,970	32,608	51,026	15,182
Weighted average outstanding shares — diluted	18,728,424	18,625,904	18,705,801	18,607,862
Basic earnings per share	$0.62	$0.12	$1.42	$0.71
Diluted earnings per share	$0.61	$0.12	$1.42	$0.71

For the three months ended April 1, 2018, the weighted average shares that were anti-dilutive, and therefore excluded from the computation of diluted earnings per share included 1,039 restricted stock awards. For the three months ended April 2, 2017, the weighted average shares that were anti-dilutive, and therefore excluded from the computation of diluted earnings per share included options to purchase 122,640 shares of common stock.

For the nine months ended April 1, 2018, the weighted average shares that were anti-dilutive, and therefore excluded from the computation of diluted earnings per share included 34,948 restricted stock awards. For the nine months ended April 2, 2017, the weighted average shares that were anti-dilutive, and therefore excluded from the computation of diluted earnings per share included 11,023 restricted stock awards and options to purchase 122,640 shares of common stock.

12.STOCK-BASED COMPENSATION

During fiscal year ended June 30, 2015 the Company adopted the Amended and Restated MCBC Holdings, Inc. 2015 Incentive Award Plan (“2015 Plan”) in order to facilitate the grant of cash and equity incentives to non-employee directors, employees, and consultants of the Company and certain of its affiliates and to enable the Company and certain of its affiliates to obtain and retain the services of these individuals, which is essential to our long-term success. In July 2015, the Board amended and restated the Company’s 2015 Plan which became effective just prior to the closing of the Company’s initial public offering to increase the shares available for issuance under the 2015 Plan. During the nine months ended April 1, 2018 and April 2, 2017, the Company recognized $882 and $520, respectively in stock-based compensation expense.

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

In July 2017, the Company granted 23,929 performance stock units (“PSUs”) under its 2015 Plan to certain employees at an estimated per share fair value of $20.33. In November 2017, the Company granted 2,487 PSUs under its 2015 Plan, at an estimated per share fair value of $23.45. The awards will be earned based upon the Company’s attainment of certain performance criteria over a three-year period. The performance period for the awards are a three-year period commencing

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

July 1, 2017 and ending June 30, 2020.  Following the determination of the Company’s achievement with respect to the performance criteria, the amount of shares awarded will be subject to adjustment based upon the application of a total shareholder return (“TSR”) modifier.

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

13.SEGMENT INFORMATION

The Company designs, manufactures, and markets recreational sport boats and has two operating and reportable segments: MasterCraft and NauticStar. The Company’s segments are defined by management’s reporting structure, product brands, and distribution channels. The MasterCraft product brand consists of recreational performance boats primarily used for water skiing, wakeboarding, wake surfing, and general recreational boating. The Company distributes the MasterCraft product brand through its dealer network. The NauticStar product brand consists of recreational boats primarily used for salt water fishing, and general recreational boating. The Company distributes the NauticStar product brand through its dealer network. The Company’s chief operating decision maker (“CODM”) regularly reviews the operating performance of each product brand including measures of performance based on income from operations. The Company considers each of the product brands to be an operating segment and has further concluded that presenting disaggregated information of these two operating segments provides meaningful information as certain economic characteristics are dissimilar as well as the characteristics of the customer base served.

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

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

The following tables present financial information for the Company’s reportable segments for the three and nine months ended April 1, 2018 and April 2, 2017, respectively, and the Company’s financial position at April 1, 2018 and June 30, 2017, respectively.

	Three Months Ended April 1, 2018
	MasterCraft	NauticStar	Consolidated
Net sales	$69,257	$24,554	$93,811
Cost of sales	49,823	19,606	69,429
Operating income	12,446	2,753	15,199
Depreciation and amortization	840	616	1,456

	Three Months Ended April 2, 2017
	MasterCraft	NauticStar	Consolidated
Net sales	$58,486	$—	$58,486
Cost of sales	43,561	—	43,561
Operating income	4,282	—	4,282
Depreciation and amortization	820	—	820

	Nine Months Ended April 1, 2018
	MasterCraft	NauticStar	Consolidated
Net sales	$192,545	$44,750	$237,295
Cost of sales	138,565	36,251	174,816
Operating income	32,623	4,422	37,045
Depreciation and amortization	2,447	1,218	3,665

	Nine Months Ended April 2, 2017
	MasterCraft	NauticStar	Consolidated
Net sales	$170,309	$—	$170,309
Cost of sales	123,289	—	123,289
Operating income	22,956	—	22,956
Depreciation and amortization	2,442	—	2,442

	As of April 1, 2018	As of June 30, 2017
Assets
MasterCraft	$88,869	$83,321
NauticStar	88,263	—
Total Assets(a)	$177,132	$83,321

(a)

Total assets as of April 1, 2018 includes goodwill of $29,593 and $37,120 related to MasterCraft and NauticStar, respectively. Total assets as of June 30, 2017 includes goodwill of $29,593 related to MasterCraft.

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

We sell our boats through an extensive network of independent dealers in North America and internationally. Through our MasterCraft segment, we partner with 96 North American dealers with 160 locations and 50 international dealers with 82 locations throughout the rest of the world. Through our NauticStar segment, we partner with 80 North American dealers with 94 locations and 1 international dealer with 1 location throughout the rest of the world. For the nine months ended April 1, 2018, 91.5% of our net sales were generated from North America and 8.5% of our net sales were generated from outside of North America.

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

Third Amended and Restated Credit Agreement

On October 2, 2017, we entered into a Third Amended and Restated Credit and Guaranty Agreement with Fifth Third Bank, as the agent and letter of credit issuer, and the lenders party thereto (the “Third Amended Credit Agreement”). The Third Amended Credit Agreement replaced and paid off our Second Amended and Restated Credit Agreement, dated May 27, 2016. The Third Amended Credit Agreement provides us with a $145 million senior secured credit facility, consisting of a $115 million term loan (the “Third Term Loan”) and a $30 million revolving credit facility. On October 17, 2017,  December 1, 2017, and February 28, 2018 we made voluntary payments on the Third Term Loan of $10.0 million, $7.0 million and $8.0 million, respectively, out of excess cash.

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

•	product mix, which is driven by boat model mix and option order rates, and can significantly affect margins, sales of larger boats and boats with optional content produce higher absolute profits;

•	inclement weather, which can affect production at our manufacturing facilities as well as consumer demand;

•	competition from other performance sports boat, salt water fishing boat and general recreational boat manufacturers;

•	general economic conditions; and

•	foreign currency exchange rates.

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

Other Expense

Other expense includes interest expense. Interest expense consists of interest charged under our credit facilities, including deferred financing fees.

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

	Three Months Ended		Nine Months Ended
	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017
	(Unaudited)
	(Dollars in thousands)
Consolidated statement of operations:

Net sales	$93,811	$58,486	$237,295	$170,309
Cost of sales	69,429	43,561	174,816	123,289
Gross profit	24,382	14,925	62,479	47,020
Operating expenses:
Selling and marketing	3,560	2,678	9,969	7,176
General and administrative	5,099	7,939	14,388	16,808
Amortization of intangible assets	524	26	1,077	80
Total operating expenses	9,183	10,643	25,434	24,064
Operating income	15,199	4,282	37,045	22,956
Other expense:
Interest expense	897	561	2,527	1,684
Income before income tax expense	14,302	3,721	34,518	21,272
Income tax expense	2,848	1,480	8,009	8,017
Net income	$11,454	$2,241	$26,509	$13,255
Additional financial and other data:
Unit volume:
MasterCraft	804	741	2,254	2,090
NauticStar	628	—	1,154	—
MasterCraft sales	$69,257	$58,486	$192,545	$170,309
NauticStar sales	$24,554	$—	$44,750	$—
Consolidated sales	$93,811	$58,486	$237,295	$170,309
Per Unit:
MasterCraft sales	$86	$79	$85	$81
NauticStar sales	$39	$—	$39	$—
Consolidated sales	$66	$79	$70	$81
Gross margin	26.0%	25.5%	26.3%	27.6%

Three months ended April 1, 2018 Compared to Three months ended April 2, 2017

Net Sales.  Net sales for the three months ended April 1, 2018, increased 60.4%, or $35.3 million to $93.8 million compared to $58.5 million for the three months ended April 2, 2017. The increase was primarily due to the inclusion of NauticStar which increased net sales by 42.0%, or $24.6 million. The remaining increase of 18.4%, or $10.7 million, was attributable to MasterCraft, primarily due to an increase in unit sales volume, favorable product mix and price increases.

Cost of Sales.  Our cost of sales increased $25.9 million, or 59.4%, to $69.4 million for the three months ended April 1, 2018 compared to $43.6 million for the three months ended April 2, 2017. The increase in cost of sales resulted primarily from the inclusion of NauticStar, which increased cost of sales by 45.0%, or $19.6 million. The remaining increase was primarily due to a 8.5% increase in MasterCraft unit volume and higher material costs.

Gross Profit.  For the three months ended April 1, 2018, our gross profit increased $9.5 million, or 63.4%, to $24.4 million compared to $14.9 million for the three months ended April 2, 2017. The inclusion of NauticStar contributed $4.9 million to gross profit. An increase in MasterCraft unit sales volume, a favorable product mix, price increases and reduced retail rebate activity, partially offset by higher material costs accounted for the remaining increase in gross profit. Gross margin increased to 26.0% for the three months ended April 1, 2018 compared to 25.5% for the three months ended April 2, 2017. The increase in gross margin was primarily due to reduced retail rebate activity, which was partially offset by the dilutive effect from the inclusion of NauticStar’s gross margin.

Operating Expenses.  Selling and marketing expense increased $0.9 million, or 32.9%, to $3.6 million for the three months ended April 1, 2018 compared to $2.7 million for the three months ended April 2, 2017. This increase resulted mainly from the inclusion of NauticStar, which increased selling and marketing expenses by $0.8 million. General and administrative expense decreased by $2.8 million, or 35.8%, to $5.1 million for the three months ended April 1, 2018 compared to $7.9 million for the three months ended April 2, 2017. This decrease resulted mainly from a decrease of $4.3 million for legal and advisory fees related to our litigation with Malibu Boats, which was subsequently settled during the fourth quarter of fiscal 2017. This decrease was partially offset by the inclusion of NauticStar, which increased general and administrative expenses by $0.9 million and an increase of $0.2 million for legal and advisory fees related to our acquisition of NauticStar. Operating expenses as a percentage of net sales was 9.8% during the three months ended April 1, 2018 compared to 18.2% for the three months ended April 2, 2017. This favorable impact resulted from leverage experienced through significant net sales increases and decreases in operating expenses.

Other Expense.  Interest expense increased $0.3 million for the three months ended April 1, 2018 compared to the three months ended April 2, 2017. The increase is due to an increase in our term loan balance when compared to the principal balance owed on our term loan during the three months ended April 2, 2017.

Income Tax Expense.    Our results for the three months ended April 1, 2018 reflect the impact of the enactment of the Tax Cuts and Jobs Act (“Tax Reform Act”), which was signed into law on December 22, 2017. The Tax Reform Act reduced federal corporate income tax rates and changed numerous other provisions. As we have a June 30 fiscal year-end, the lower corporate federal income tax rate will be phased in, resulting in a U.S. federal statutory tax rate of 28.1% for our fiscal year ending June 30, 2018, and 21% for subsequent fiscal years. The quarter ended April 1, 2018 included a provisional expense of approximately $177 to reflect federal deferred taxes at the lower blended effective tax rate. This adjustment to the provision was offset by a one-time discrete provisional benefit of approximately $23 as a result of applying the new lower federal income tax rates to our net deferred tax liabilities.

The changes included in the Tax Reform Act are broad and complex. The final transition impacts may differ from the above estimate due to, among other things, changes in interpretations, any legislative action to address questions that arise because of the Tax Reform Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Reform Act, or any updates or changes to estimates we have utilized to calculate the transition impacts. The SEC issued guidance in Staff Accounting Bulletin 118 which allows us to record provisional amounts during a one-year measurement period.  We have determined a reasonable estimate for the measurement and accounting for certain effects of the Tax Reform Act, including the re-measurement of our net deferred tax assets and liabilities, which have been reflected as provisional amounts in the April 1, 2018 financial statements. The amounts represent our best estimates based on records, information, and current guidance.  Additional information and analysis is required to finalize the impact that the Tax Reform Act will have on our full year financial results. Although we do not anticipate material adjustments to the provisional amounts, final results could vary from these provisional amounts. We currently anticipate finalizing and recording any resulting adjustments by the end of our current fiscal year ending June 30, 2018.

Our income tax expense was $2.8 million for the three months ended April 1, 2018, reflecting an effective tax rate of 19.9%.  Our effective tax rate during the three months ended April 1, 2018 was lower than the 28.1% statutory rate primarily due to the impact of the Tax Reform Act, and a permanent benefit associated with the domestic production activities deduction, which was partially offset by the inclusion of the state tax rate in the overall effective rate.

Nine months ended April 1, 2018 Compared to Nine months ended April 2, 2017

Net Sales.  Net sales for the nine months ended April 1, 2018, increased 39.3%, or $67.0 million to $237.3 million compared to $170.3 million for the nine months ended April 2, 2017. The increase was primarily due to the inclusion of NauticStar which increased net sales by 26.3%, or $44.8 million. The remaining increase of 13.0%, or $22.2 million, was attributable to MasterCraft primarily due to an increase in unit sales volume, favorable product mix and price increases.

Cost of Sales.  Our cost of sales increased $51.5 million, or 41.8%, to $174.8 million for the nine months ended April 1, 2018 compared to $123.3 million for the nine months ended April 2, 2017. The increase in cost of sales resulted primarily from the inclusion of NauticStar, which increased cost of sales by 29.4%, or $36.3 million. The remaining increase was primarily due to a 7.8% increase in MasterCraft unit volume, which includes a favorable product mix and higher material costs.

Gross Profit.  For the nine months ended April 1, 2018, our gross profit increased $15.5 million, or 32.9%, to $62.5 million compared to $47.0 million for the nine months ended April 2, 2017. The inclusion of NauticStar contributed $8.5 million to gross profit. The remaining increase was due to an increase in MasterCraft unit sales volume, price increases and reduced retail rebate activity, partially offset by higher material costs. Gross margin decreased to 26.3% for the nine months ended April 1, 2018 compared to 27.6% for the nine months ended April 2, 2017. The decrease in gross margin was primarily due to the dilutive effect from the inclusion of NauticStar’s gross margin which is in the high-teens.

Operating Expenses.  Selling and marketing expense increased $2.8 million, or 38.9%, to $10.0 million for the nine months ended April 1, 2018 compared to $7.2 million for the nine months ended April 2, 2017. This increase resulted mainly from the inclusion of NauticStar, which increased selling and marketing expenses by $1.4 million, an increase in dealer training costs, an increase in dealer meeting costs, an increase in compensation costs and increased promotion activities related to the introduction of the redesigned 2018 MasterCraft XStar. General and administrative expense decreased by $2.4 million, or 14.4%, to $14.4 million for the nine months ended April 1, 2018 compared to $16.8 million for the nine months ended April 2, 2017. This decrease resulted mainly from a decrease of $5.9 million for legal and advisory fees related to our litigation with Malibu Boats, which was subsequently settled during the fourth quarter of fiscal 2017. This decrease was partially offset by the inclusion of NauticStar, which increased general and administrative expenses by $1.7 million, and an increase of $1.7 million for legal and advisory fees related to our acquisition of NauticStar. Operating expenses as a percentage of net sales was 10.7% during the nine months ended April 1, 2018 compared to 14.1% for the nine months ended April 2, 2017. This favorable impact resulted from leverage experienced through significant net sales increases compared to the net increases in operating expenses.

Other Expense.  Interest expense increased $0.8 million for the nine months ended April 1, 2018 compared to the nine months ended April 2, 2017. The increase is due to an increase in our term loan balance when compared to the principal balance owed on our term loan during the nine months ended April 2, 2017.

Income Tax Expense.    Our results for the nine months ended April 1, 2018 reflect the impact of the enactment of the Tax Cuts and Jobs Act (“Tax Reform Act”), which was signed into law on December 22, 2017. The Tax Reform Act reduced federal corporate income tax rates and changed numerous other provisions. As we have a June 30 fiscal year-end, the lower corporate federal income tax rate will be phased in, resulting in a U.S. federal statutory tax rate of 28.1% for our fiscal year ending June 30, 2018, and 21% for subsequent fiscal years. The nine months ended April 1, 2018 included a year-to-date provisional expense of approximately $348 to reflect federal deferred taxes at the lower blended effective tax rate.

This adjustment to the provision was more than offset by a one-time discrete provisional benefit of approximately $674 as a result of applying the new lower federal income tax rates to our net deferred tax liabilities.

The changes included in the Tax Reform Act are broad and complex. The final transition impacts may differ from the above estimate due to, among other things, changes in interpretations, any legislative action to address questions that arise because of the Tax Reform Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Reform Act, or any updates or changes to estimates we have utilized to calculate the transition impacts. The SEC issued guidance in Staff Accounting Bulletin 118 which allows us to record provisional amounts during a one-year measurement period.  We have determined a reasonable estimate for the measurement and accounting for certain effects of the Tax Reform Act, including the re-measurement of our net deferred tax assets and liabilities, which have been reflected as provisional amounts in the April 1, 2018 financial statements. The amounts represent our best estimates based on records, information, and current guidance.  Additional information and analysis is required to finalize the impact that the Tax Reform Act will have on our full year financial results. Although we do not anticipate material adjustments to the provisional amounts, final results could vary from these provisional amounts. We currently anticipate finalizing and recording any resulting adjustments by the end of our current fiscal year ending June 30, 2018.

Our income tax expense was $8.0 million for the nine months ended April 1, 2018, reflecting an effective tax rate of 23.2%.  Our effective tax rate during the nine months ended April 1, 2018 was lower than the 28.1% statutory rate primarily due to the impact of the Tax Reform Act, and a permanent benefit associated with the domestic production activities deduction, which was partially offset by the inclusion of the state tax rate in the overall effective rate.

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

The following table sets forth a reconciliation of net income as determined in accordance with GAAP to Adjusted EBITDA for the periods indicated:

	Three Months Ended		Nine Months Ended
	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017
	(Unaudited)
	(Dollars in thousands)
Net income	$11,454	$2,241	$26,509	$13,255
Income tax expense	2,848	1,480	8,009	8,017
Interest expense	897	561	2,527	1,684
Depreciation and amortization	1,456	821	3,665	2,442
EBITDA	16,655	5,103	40,710	25,398
Transaction expense(a)	247	4	1,733	63
Inventory step-up adjustment – acquisition related(b)	—	—	501	—
Litigation charge(c)	—	4,295	—	5,948
Stock-based compensation	353	215	881	520
Adjusted EBITDA	$17,255	$9,617	$43,825	$31,929
Adjusted EBITDA Margin(d)	18.4%	16.4%	18.5%	18.7%

(a)	Represents fees, expenses and integration costs associated with our acquisition of NauticStar and our follow-on offering and secondary offering in the prior-year period.

(b)	Represents post-acquisition adjustment to cost of goods sold for the fair value step up of inventory acquired all of which was sold during the second quarter of fiscal 2018.

(c)	Represents legal and advisory fees related to our litigation with Malibu Boats, LLC, which was settled during the fourth quarter of fiscal 2017.

(d)	We define Adjusted EBITDA margin as Adjusted EBITDA expressed as a percentage of sales.

The following table sets forth a reconciliation of net income as determined in accordance with GAAP to Adjusted net income for the periods indicated:

	Three Months Ended		Nine Months Ended
	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017
	(Unaudited)
	(Dollars in thousands, except share and per share amounts)
Net income	$11,454	$2,241	$26,509	$13,255
Income tax expense	2,848	1,480	8,009	8,017
Transaction expense(a)	247	4	1,733	63
Inventory step-up adjustment – acquisition related(b)	—	—	501	—
Litigation charge(c)	—	4,295	—	5,948
Stock-based compensation	353	215	881	520
Adjusted net income before income taxes(d)	14,902	8,235	37,633	27,803
Adjusted income tax expense(e)	4,322	2,965	10,914	10,009
Adjusted net income	$10,580	$5,270	$26,719	$17,794

Pro-forma Adjusted net income per common share
Basic	0.57	0.28	1.43	0.96
Diluted	0.56	0.28	1.42	0.95
Pro-forma weighted average shares used for the computation of:
Basic Adjusted net income per share(f)	18,624,381	18,593,296	18,621,350	18,593,296
Diluted Adjusted net income per share(f)	18,803,396	18,722,582	18,797,949	18,704,546

(a)	Represents fees, expenses and integration costs associated with our acquisition of NauticStar and our follow-on offering and secondary offering in the prior-year period.

(b)	Represents post-acquisition adjustment to cost of goods sold for the fair value step up of inventory acquired all of which was sold during the second quarter of fiscal 2018.

(c)	Represents legal and advisory fees related to our litigation with Malibu Boats, LLC, which was settled during the fourth quarter of fiscal 2017.

(d)

The prior periods presented exclude amortization charges for acquired intangible assets incurred during the third quarter of fiscal 2018 and the year to date period of $0.5 million and $1.0 million, respectively.

(e)

Reflects income tax expense at an estimated annual effective income tax rate of 29% for all current-year periods presented and 36% for all prior-year periods presented. We expect our estimated annual effective income tax rate to be reduced to about 24% for fiscal 2019.

(f)

The weighted average shares used for computation of pro-forma diluted earnings per common share gives effect to 59,297 shares of restricted stock awards, 66,134 performance stock units and 53,584 shares for the dilutive effect of stock options. The average of the prior quarters is used for computation of the nine month ended periods.

The following table shows the reconciliation of net income per diluted share to Adjusted net income per diluted pro-forma weighted average share for the periods presented:

	Three Months Ended		Nine Months Ended
	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017
	(Unaudited)
Net income per diluted share	0.61	0.12	1.42	0.71
Impact of adjustments:
Income tax expense	0.15	0.08	0.43	0.43
Transaction expense(a)	0.01	-	0.09	-
Inventory step-up adjustment – acquisition related(b)	-	-	0.03	-
Litigation charge(c)	-	0.23	-	0.32
Stock-based compensation	0.02	0.01	0.05	0.03
Adjusted net income per diluted share before income taxes(d)	0.79	0.44	2.02	1.49
Impact of adjusted income tax expense on net income per diluted share before income taxes(e)	(0.23)	(0.16)	(0.58)	(0.54)
Impact of increased share count(f)	-	-	(0.02)	-
Adjusted net income per diluted pro-forma weighted average share	0.56	0.28	1.42	0.95

(a)	Represents fees, expenses and integration costs associated with our acquisition of NauticStar and our follow-on offering and secondary offering in the prior-year period.

(b)	Represents post-acquisition adjustment to cost of goods sold for the fair value step up of inventory acquired all of which was sold during the second quarter of fiscal 2018.

(c)	Represents legal and advisory fees related to our litigation with Malibu Boats, LLC, which was settled during the fourth quarter of fiscal 2017.

(d)

The prior periods presented exclude amortization charges for acquired intangible assets incurred during the third quarter of fiscal 2018 and the year to date period of $0.5 million and $1.0 million, respectively.

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

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance working capital and fund capital expenditures. Our principal source of funds is cash generated from operating activities. As of April 1, 2018, we had borrowing availability of $30.0 million under our revolving credit facility. We believe our cash from operations, along with borrowings under our revolving credit facility, will be sufficient to provide for our working capital and capital expenditures for at least the next 12 months. The following table summarizes the cash flows from operating, investing, and financing activities:

	April 1, 2018	April 2, 2017
	(Unaudited)
	(Dollars in thousands)
Total cash provided by (used in):
Operating activities	$36,288	$21,222
Investing activities	(83,015)	(1,715)
Financing activities	51,189	(7,013)
Net increase in cash	$4,462	$12,494

Operating Activities

Our net cash provided by operating activities increased by $15.1 million, or 71.0%, for the nine months ended April 1, 2018 compared to the nine months ended April 2, 2017, to $36.3 million from $21.2 million. This increase was primarily due to an increase in net income, an increase in accounts receivable due to the timing of collections, and an increase in accrued expenses and other current liabilities due to the timing of payments. These increases were partially offset by an increase in cash paid for taxes and an increase in cash payments for interest related to an increase in our term loan balance when compared to the principal balance owed on our term loan during the nine months ended April 2, 2017.

Investing Activities

Net cash used in investing activities increased by $81.3 million for the nine months ended April 1, 2018 compared to the nine months ended April 2, 2017, to $83.0 million from $1.7 million. This increase was primarily due to the acquisition of NauticStar in October 2017, for cash consideration of $80.5 million, net of cash on hand. Remaining capital outlays consisted of normal purchases for manufacturing infrastructure and expansion activities, molds, and equipment.

Financing Activities

Net financing activities was a source of cash for the nine months ended April 1, 2018 of $51.2 million. Net financing activities for the nine months ended April 2, 2017 was a use of cash of $7.0 million. The change in net financing activities was a source of cash of $58.2 million.  Cash provided by financing activities for the nine months ended April 1, 2018 increased primarily from proceeds from issuance of long term debt of $80.8 million, which was partially offset by deferred financing costs of $1.2 million and payments on our term loan of $28.3 million, which was an increase of $24.5 million over the nine months ended April 2, 2017, during which payments on our term loan and repayment of our revolving credit facility were $6.9 million.

Third Amended and Restated Credit Agreement

On October 2, 2017, we entered into a Third Amended and Restated Credit and Guaranty Agreement with Fifth Third Bank, as the agent and letter of credit issuer, and the lenders party thereto (the “Third Amended Credit Agreement”). The Third Amended Credit Agreement replaced and paid off our Second Amended and Restated Credit Agreement, dated May 27, 2016. The Third Amended Credit Agreement provides us with a $145 million senior secured credit facility, consisting of a $115 million term loan (the “Third Term Loan”) and a $30 million revolving credit facility. On October 17, 2017, December 1, 2017 and February 28, 2018, we made voluntary payments on the Third Term Loan of $10.0 million, $7.0 million and $8.0 million, respectively, out of excess cash.

Off-Balance Sheet Arrangements

As of April 1, 2018, we did not have any off-balance sheet financings.

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

Critical Accounting Policies

As of April 1, 2018, there were no significant changes in or changes in the application of our critical accounting policies or estimation procedures from those presented in our Annual Report on Form 10-K.

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

As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of April 1, 2018.

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

Other than our integration of NauticStar, there have been no changes in our internal control over financial reporting during the quarter ended April 1, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS.

Legal Proceedings

None.

ITEM 1A.RISK FACTORS.

During the quarter ended April 1, 2018, there were no material changes to the risk factors disclosed in “Part I, Item 1A. Risk Factors” in our Annual Report filed on Form 10-K.

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

Signature	Title	Date

/s/ TERRY MCNEW	President and Chief Executive Officer (Principal Executive Officer) and Director
Terry McNew		May 10, 2018

/s/ TIMOTHY M. OXLEY	Chief Financial Officer (Principal Financial and Accounting Officer), Treasurer and Secretary
Timothy M. Oxley		May 10, 2018