Form 10-K
period 2018-06-30
MCBC Holdings, Inc.
filed 2018-09-07
CIK 1638290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2018

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

☐     Yes          ☑     No

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter, which ended December 31, 2017 and based on the closing sale price as reported on the NASDAQ Global Select Market system, was approximately $402,500,000. As of September 5, 2018, there were 18,726,260 shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2018 annual meeting of stockholders, which will be filed no later than 120 days after the close of the registrant’s fiscal year ended June 30, 2018, are incorporated by reference into Part III of this report.

MCBC HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2018

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

BASIS OF PRESENTATION

Our fiscal year begins on July 1 and ends on June 30 with the interim quarterly reporting periods consisting of thirteen weeks. Therefore, the quarter end will not always coincide with the date of the end of the calendar month. We refer to our fiscal years based on the calendar-year in which they end. Accordingly, references to fiscal 2018, fiscal 2017 and fiscal 2016 represent our financial results for the fiscal years ended June 30, 2018, June 30, 2017 and June 30, 2016, respectively. For ease of reference, we identify our fiscal years in this Form 10-K by reference to the period from July 1 to June 30 of the year in which the fiscal year ends. For example, “fiscal 2018” refers to our fiscal year ended June 30, 2018.

Unless the context otherwise requires, the term “MasterCraft” refers to MasterCraft Boat Company, LLC and our MasterCraft-branded products; the term “NauticStar” refers to Nautic Star, LLC and our NauticStar-branded products; and the terms the “Company”, “we”, and “us” in this form 10-K refer to MCBC Holdings, Inc and its consolidated subsidiaries.

PART I

ITEM 1.BUSINESS

We are a world-renowned innovator, designer, manufacturer, and marketer of premium performance sport boats and outboard boats, with a leading market position in the U.S., a strong international presence, and dealers in 46 countries around the world. Our boats are used for water skiing, wakeboarding, wake surfing, and fishing, as well as general recreational boating. We believe that MasterCraft is the most recognized brand name in the performance sport boat category. In October 2017, we acquired Nautic Star, LLC (“NauticStar”), a leading manufacturer and distributor of high-quality outboard bay boats, deck boats and offshore center console boats. NauticStar’s product portfolio provides diversification into the outboard category, the largest powerboat industry category in terms of retail units, according to the National Marine Manufacturers Association (“NMMA”).

We are committed to delivering an extraordinary boating experience to our customers. From pioneering innovations that improve enjoyment on the water to offering products that promote rapid development of skills, our mission is to help our customers generate memories that will last a lifetime. We utilize a comprehensive product development process in order to build the most relevant and exciting products for our customers, year after year. We believe that our commitment to quality is unsurpassed, and we engage in operational excellence to deploy flexible and effective production systems that ensure we design and build the highest quality boats in the market.

All of our boats, from hull to upholstery, are hand-crafted by our skilled workforce at our corporate headquarters near Knoxville, Tennessee, and our facility in Amory, Mississippi. In recent years, we have made significant investments in improving design, engineering, manufacturing, and operational processes as we strive to be the most efficient boat manufacturer in the industry. MasterCraft is the only boat manufacturer to achieve compliance with all three of the International Standard for Organization (“ISO”) 9001 (Quality Management Systems), 14001 (Environmental Management Systems), and 18001 (International Occupational Health and Safety Management System) standards. MasterCraft’s industry-leading operations result in world-class quality, which enables us to offer a best-in-class five-year factory warranty and results in MasterCraft boats typically maintaining higher aftermarket resale value than our competitors’ boats.

We sell our boats through an extensive network of independent dealers in North America and internationally. Our MasterCraft boats are the exclusive performance sport boats offered by the majority of our dealers. Our acquisition of NauticStar has allowed us to expand our dealer network. We devote significant time and resources to find, develop, and improve the performance of our dealers. We continuously cultivate and strengthen our dealer relationships with marketing, training, and service programs designed to increase our dealers’ sales and profitability. We believe the strength of our dealer network and our proactive efforts to help our dealers improve their businesses give us a distinct competitive advantage in our industry.

Our History

MasterCraft was founded in 1968 when we built our first custom hull ski boat in a two-stall horse barn on a farm in Maryville, Tennessee. Dissatisfied with the large wakes and pull of other ski boats, we designed a hull that had the smallest wake in the industry: smooth and low at slalom and jump speeds yet well-defined at trick speeds. Our roots in performance water ski boats were reinforced as we evolved over the next 50 years to produce leading performance-oriented boats in the wakeboarding and wake surfing categories. Today, we continue to produce the industry’s premier competitive water ski, wakeboarding, and wake surfing performance boats that also address our customers’ needs for versatility, flexibility, fun, and functionality.

NauticStar was founded in 2002 and is located in Amory, Mississippi. We acquired NauticStar on October 2, 2017. With more than 15 years of boat manufacturing experience—including a 200,000 square-foot manufacturing facility—NauticStar has a reputation for reliability, quality and consistency, with a loyal network of dealers and customers including professional and sport fishermen, and recreational and pleasure boating enthusiasts.

Our Market Opportunity

During 2017, retail sales of new powerboats in the U.S. totaled $9.6 billion. Of the powerboat categories tracked by the NMMA, our MasterCraft brand corresponds most directly to the inboard ski/wakeboard category, which we refer to as the performance sport boat category. The category that most directly corresponds to our NauticStar brand is the outboard category. We believe our addressable market also includes similar and adjacent powerboat categories identified by the NMMA, including sterndrive boats, inboard cruiser boats and jet boats.

We believe we are well-positioned to benefit from several trends underway in our addressable market, including:

•	performance sport boats are taking greater share of the overall fiberglass powerboat category;

•	outboard boats are taking a greater share of the overall powerboat category;

•	inventory of two to five-year-old pre-owned boats has become limited, driving consumers to purchase new boats;

•	ease-of-use and performance innovations have accelerated product cycles driving consumer demand for new products; and

•

higher consumer confidence influenced by improving macroeconomic conditions, including increased home values, greater workforce participation and lower corporate and individual federal income tax rates, has helped to drive increased consumer demand for powerboats.

As the recovery in the general economy and overall boating industry from the economic downturn that commenced in 2008 has continued, the performance sport boat and outboard categories have experienced a robust recovery. According to the NMMA, new unit sales of performance sport boats in the U.S. increased at a compound annual growth rate (“CAGR”) of 10.7% from 2014 to 2017 while new unit sales of all outboard boats grew at a CAGR of 6.9% in the U.S. over the same period. Total new unit sales of powerboats in the U.S. increased at a CAGR of 6.3% from 2014 to 2017.  We believe the performance sport boat and outboard boat categories have grown at a faster rate than the rest of the powerboat industry due to increased innovation in the features, designs, and layouts of performance sport boats and outboard propulsion boats. These innovations have improved the performance, functionality, and versatility of these boats as compared with other recreational boats, particularly boats in the sterndrive category, which have not experienced the same degree of innovation. We believe inboard boats are superior to sterndrive boats for tow sports such as water skiing, wakeboarding, and wake surfing for several reasons, including (i) the larger and more propulsive wakes that only inboard engine configurations can enable, (ii) enhanced rider safety as a result of the location of the inboard propeller underneath the boat instead of protruding from the stern, as is generally the case with boats in the sterndrive category, and (iii) relatively more passenger and storage space due to the location of the inboard engine housing. We believe outboard boats are superior to sterndrive boats for recreational boating uses such as fishing and family boating for several reasons, including (i) relatively more passenger and storage space due to the location of the outboard engine housing, (ii) engine noise is significantly reduced in an outboard engines compared to a sterndrive engine, (iii) outboard engines are easier to access and maintain compared to a sterndrive engine, and (iv) outboard engines perform better and have greater durability in saltwater conditions.

The expanding popularity of boating has also contributed to the strong recovery in volumes. We believe we are well-positioned to benefit from the increased popularity of recreational boating and the resulting larger prospective customer base.

Our Strengths

Iconic MasterCraft Brand Synonymous with Quality, Innovation, and Performance.  We believe the MasterCraft brand is well-known among boating enthusiasts for high performance, premier quality, and relentless innovation. We believe that the market recognizes MasterCraft as a premier brand in the powerboat industry due to the overall superior value proposition that our boats deliver to our customers. The MasterCraft brand is built on a carefully crafted set of defining principles, including Legacy, Power, Precision and Progression. We work tirelessly every day to maintain our iconic brand reputation relative to our competition. The rigorous attention to detail with which we design and manufacture our products results in high quality boats that command significant resale premiums to comparable competitor boats.

Leading Market Share Position in Performance Sport Boat and Outboard Categories.  Over the last decade, we have consistently held a leading market share position in the U.S. among manufacturers of premium performance sport boats based on unit volume. According to the Statistical Surveys, Inc. (“SSI”), our performance sport boat U.S. market share in December of 2017 was 21.7%. Per SSI, our U.S. market share for deck boats in the 15’ – 30’ segment, sold by our NauticStar brand, was 13.4%. We believe our sales have grown as dealers and customers continue to recognize the superior quality, performance, styling, and value of our recently released boats and that we are just starting to realize the market share benefits of the many recent new product offerings and product enhancement initiatives that our management team has implemented during the past several years.

Industry-Leading Product Design and Innovation.  We believe that our innovation in the design of new boat models and new features has been a key to our success, helping us maintain our market share, command higher price points, and generally broaden the appeal of our products among recreational and fishing boaters. As a result of the features we have introduced, we believe that our boats are used for an increasingly wide range of activities. Our commitment to consistently developing new boat models and introducing new features is reflected in several notable recent achievements, including NMMA Innovation Awards for our MasterCraft ProStar water skiing boat, Gen 2 integrated surf system, X23 performance tow boat, and the DockStar Handling System. Our entire MasterCraft product portfolio has been renewed in the past five years, giving us the newest overall product offering in the performance sport boat category. Since acquiring NauticStar, we have introduced one new model, with future plans to introduce several new models over the coming years.

Highly Efficient Product Development and Manufacturing.  We believe that a key to our success has been our renewed focus on operational improvements and world-class business processes. We believe our new product development capabilities are industry-leading and enable us to consistently create unique high-performance hull shapes and product features in shorter design iterations and at lower development costs than our competitors. These capabilities enable us to precisely design custom hulls and performance features that enhance each boat’s unique performance characteristics and increase our speed to market with exciting new products.  Our acquisition of NauticStar allows us to leverage this internal product development and manufacturing expertise to capitalize on operational improvement opportunities at our Amory, Mississippi facility.

Strong Dealer Network.  We have worked extensively with our dealers to develop what we believe is one of the strongest dealer networks in the performance sport boat and outboard categories. We target our distribution to the market segments’ highest performing dealers. We have established operating processes focused on optimizing dealers’ financial performance and service, and with a track record of balancing wholesale inventory and retail sales we are better able to manage dealer inventory, allowing for more transparent sales estimates and strong dealer relationships. We believe our warranty programs are more transparent than those of our competitors and provide consumers with greater peace of mind. Transparent and thorough warranty programs encourage customers to continue to visit our dealers for servicing, creating additional opportunities for boat trade-ins and purchases of accessories, thereby improving our dealers’ sales rates and financial health. These actions have strengthened our existing dealer network and are driving increased interest from new potential dealers who want to join the MasterCraft and NauticStar platforms.

Differentiated Sales and Marketing Capabilities.  We believe our marketing efforts support each of our brand promises by focusing on superior value proposition and differentiating the performance and features of our boats. Our marketing efforts are conducted using an array of strategies, which include digital advertising, social media engagement, advertisements in endemic media and the sponsorship of boating and water sport events. To highlight our MasterCraft performance credibility and generate additional brand excitement, we sponsor a number of nationally ranked athletes. We believe our superior sales and marketing capabilities effectively communicate our performance, styling, quality, authenticity, and lifestyle, resulting in increased overall customer engagement.

Highly Experienced Executive Team.  We have a highly seasoned and effective executive team. With an average of close to 30 years of boating industry experience, our management team has proven its ability to develop and integrate new product lines, enhance operations, strengthen our distribution network, and recruit industry talent. Senior management additions over the past few years have driven improvements to our manufacturing, quality, and product development systems and processes, which have collectively accelerated performance improvements as unit volumes have increased. Our President and Chief Executive Officer, Terry McNew, has 31 years of boating industry experience. He joined MasterCraft in August 2012 after serving as Executive Vice President of Brunswick Corporation’s recreational boat group, where he was in charge of manufacturing, product development, and engineering and quality systems. His leadership has helped us implement dramatic process improvements contributing to superior results. Tim Oxley, our Chief Financial Officer, has spent 28 years in the boating industry, including 12 years with MasterCraft, following 16 years with Brunswick Corporation where he served as Chief Financial Officer of several operating divisions. Tim Schiek, President of NauticStar since October 2017, is a 28-year marine industry veteran, having spent more than 20 years with Brunswick Corporation, serving in a variety of leadership roles. He has successfully run multiple well-known marine brands and brings key financial operational and dealer relationship experience to his role.

Our Strategy

We intend to continue to capitalize on the ongoing recovery in the broader boating industry including the performance sport boat and outboard categories through the following strategies:

Continue to Develop New and Innovative Products.  As a leading innovator, designer, manufacturer, and marketer of premium performance sport boats, and high-quality bay, deck and center console outboard boats, we strive to design new and inventive products that appeal to a broad customer base. Since fiscal 2013, we have successfully launched a number of new products and features with best-in-class quality leading to increased sales and significant margin expansion. Furthermore, our unique new product development process enables us to renew our product portfolio with innovative offerings at a rate that we believe will be difficult for our competitors to match without significant additional capital investments. Our process involves each department in collaborative full “team” product launches that enable us to release several new models per year, per brand, while maintaining superior quality and controlling costs. Our entire MasterCraft product portfolio has been renewed in the past five years, and we have already released one new model at NauticStar since our acquisition in October 2017. We intend to continue releasing new products and features multiple times during the year, which we believe enhances our reputation as a cutting-edge boat manufacturer and will drive consumer interest in our products.

Capture Additional Share from Adjacent Boating Categories.  Our NauticStar brand provides us with direct access to the outboard category, the largest category of the powerboat industry with $6.2 billion sales in 2017, per the NMMA, and provides diversification from our existing MasterCraft product portfolio. The addition of NauticStar, combined with our culture of innovation, enhances our ability to introduce new products with increased versatility, functionality, and performance to a more expansive customer base that values boats for competitive and recreational fishing, and general recreational boating purposes. Ultimately, the versatile boating experience delivered by our MasterCraft and NauticStar boats allows us to attract customers from other boating categories, most notably from the sterndrive category. We intend to further enhance the performance, comfort, and versatility of our products to target additional customers seeking high performance water sport, fishing and general recreational activity.

Continuous Operational Improvement to Drive Margin Expansion.  We continue to implement a number of initiatives to reduce our cost base and to improve the efficiency of our manufacturing process. These process improvements have lowered re-work, warranty claims, material waste, and inventory levels, reducing our costs, and have driven improved on-time delivery rates. Since acquiring NauticStar in October 2017, we have worked to revamp NauticStar’s manufacturing and product development processes, which should lead to operational efficiencies and drive margin expansion going forward. Additionally, we have fostered a culture of operational improvement within our highly engaged workforce, at both MasterCraft and NauticStar. These processes are now ingrained in our culture, leading to a Company-wide focus on driving further margin expansion through continuous improvement. We believe these important process improvements and culture of operational excellence provide us with a strong operational foundation and margin improvement opportunities in the future.

Effectively Manage Dealer Inventory and Further Strengthen Our Dealer Network.  Our goal is to achieve and maintain a leading market share in each of the markets in which we operate. We view our MasterCraft and NauticStar dealers as our partners and product champions. Therefore, we devote significant time and resources to finding high quality dealers and developing and improving their performance over time. We actively manage dealer inventory levels, as demonstrated by healthy and consistent inventory retail turns and balanced wholesale and retail unit sales, which leads to better margins and improved financial health for our dealers. Additionally, our warranty programs for our products and predictable new product development cycles across our portfolio ensure that our dealers have high quality, compelling, and relevant products to sell to their customers. We believe the quality and trust in our dealer relationships are more beneficial to our long-term success than the quantity of dealers. We continue to leverage that dealer base while proactively developing strategies that will strengthen our overall network. For example, we intend to strengthen our current footprint by selectively recruiting market-leading dealers. We believe our targeted initiatives to enhance and grow our dealer network will increase unit sales in the future.

Increase Our Sales in International Markets.  We currently have an extensive international distribution network with 45 international dealers in 76 locations around the world. We believe MasterCraft is the most well-known brand in the performance sport boat category globally, and that NauticStar has the potential for global growth. Based on our brand recognition, innovative product offerings, and distribution strengths, we believe we are well positioned to leverage our reputation and capture additional international sales. We believe that we will increase our international sales by promoting our new products in developed markets where we have a well-established dealer base and in international markets where rising consumer incomes are expected to increase demand for recreational products, such as Australia, Europe, Israel, Dubai, and Brazil. We are also developing new product offerings that will specifically target certain product demand from our international consumers and that we believe will drive further sales growth in international markets. Net sales outside of North America represented 7.5% of net sales volume in fiscal 2018.

Our Products

We design, manufacture, and sell premium recreational performance sport boats and outboard boats that we believe deliver superior performance for water skiing, wakeboarding, wake surfing, and fishing, as well as general recreational boating. In addition, we offer various accessories, including trailers and aftermarket parts. We market our boats under two brands: MasterCraft and NauticStar.

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

Our NauticStar-branded portfolio of Nautic Bay Boats, Sport Deck Boats, Offshore Boats and Legacy Series boats are designed for a variety of uses, including recreational and competitive sport fishing in freshwater lakes or saltwater, and general recreational enjoyment. The Nautic Bay Boats and Offshore Boats are geared towards the consumer seeking unmatched quality and features for fishability and family friendly comfort. The Sport Deck Boat line caters to consumers seeking the drive and ride of a V-hull, large capacity, and the styling and efficiency of a runabout. The Legacy Series line is geared towards the consumer seeking the most premium and highest performance boating experience that NauticStar offers. NauticStar’s retail prices range from approximately $20,000 to $160,000.

Our Dealer Network

We rely on an extensive network of independent dealers to sell our products in North America and internationally. For both MasterCraft and NauticStar, we target our distribution to the market segment’s highest performing dealers. The majority of our MasterCraft dealers are exclusive to our MasterCraft product lines within the performance sport boat category, highlighting the commitment of our key dealers to MasterCraft boats. We establish performance criteria that our dealers must meet as part of their dealer agreements to ensure the continued quality of our dealer network. As members of our network, dealers in North America may qualify for floor plan financing programs, rebates, seasonal discounts, promotional co-op payments, and other allowances.

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

For fiscal 2018 our combined MasterCraft and NauticStar top ten dealers accounted for approximately 33% of our gross sales and none of our dealers accounted for more than 6% of our total sales volume.

North America.  In North America, through our MasterCraft brand, we had a total of 95 dealers across 158 locations as of June 30, 2018. Through our NauticStar brand, in North America we had a total of 81 dealers across 95 locations as of June 30, 2018. We do not have a significant concentration of sales among our dealers.

Outside of North America.  As of June 30, 2018, through our MasterCraft brand, we had a total of 45 international dealers in 76 locations and through our NauticStar brand we had one international dealer with a single location. We are present in Europe, Australia, Africa, Asia, including Hong Kong and the Middle East. We generated 6.6%, 9.1% and 8.6% of our unit sales outside of North America in fiscal 2018, 2017, and 2016, respectively.

Dealer Management

We have developed a system of financial incentives for our dealers based on achievement of key benchmarks. In addition, we provide our dealers with comprehensive sales training and a complete set of technology-based tools designed to help dealers maximize performance. Our dealer incentive program has been refined through years of experience with some of the key elements including performance incentives, discounts paid for achieving volume and purchase scheduling targets, and cash discounts to encourage balanced demand throughout the year. In addition, at MasterCraft, we pay incentives for attending our annual dealer meeting, an event featuring a robust program of dealer training seminars that focus on areas such as sales growth, inventory management, and retail strategy, in addition to product-oriented information. This incentive payment is based on participation by all salespeople from a dealership, not solely the principals.

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

We offer our dealers the opportunity to purchase boats with cash or through floor plan financing programs with third-party floor plan financing providers. We incentivize our dealers to purchase in cash by offering them a cash discount. The floor plan financing programs allow dealers to establish lines of credit with third-party lenders to purchase inventory. Upon purchase of a boat, dealers draw on the floor plan facility and the lenders pay the invoice price of the boat directly to us typically within 5 business days. Consistent with industry practice, we offer various manufacturer-sponsored floor plan interest programs under which we agree to reimburse our dealers for certain floor plan interest costs incurred for up to nine months from the date of invoice. In some cases, cash discounts are offered as an alternative to floor plan subsidies during the “off-season” for retail sales (July - March). These programs encourage dealers to rapidly replenish inventories during the spring and summer retail season, maintain sufficient inventories during the non-peak season, and balance wholesale purchases throughout the year.

Pursuant to the terms of the floor plan financing, if a dealer defaults on the terms of its credit line, we agree to repurchase new inventory repossessed from dealerships. Our obligation to repurchase such repossessed products for the unpaid balance of our original invoice price for the boat is subject to reduction or limitation based on the age and condition of the boat at the time of repurchase, and in certain cases, by an aggregate cap on repurchase obligations associated with a particular floor plan financing program. We have not incurred any losses from a finance company mandated repurchase since the recession. There were no boats repurchased during the fiscal years ended June 30, 2018, 2017 or 2016.

Marketing and Sales

Marketing

We believe that our differentiated marketing capabilities and our multi-channel, content-driven marketing strategies align with our strategic focus on product innovation, performance, and quality to attract aspiring and enthusiast consumers to our brands and products. These sales and marketing efforts allow us to more effectively launch and support our products, help drive actionable sales leads for our dealers, and reinforce our MasterCraft and NauticStar brand and lifestyle attributes.

Our over 50-year history of manufacturing and design leadership has made MasterCraft one of the most well-known and iconic brands in the boating industry. We believe the MasterCraft brand is widely recognized even among non- enthusiasts. Our NauticStar brand is relatively young compared to MasterCraft, but has quickly established itself as a strong brand dedicated to innovation, style and quality. We are focused on enhancing the power of our brands through a multifaceted marketing strategy. Our addressable market is targeted through a variety of specialized means, ranging from event sponsorships to far-reaching strategic alliances.

We have created a unified print and digital advertising strategy that is refreshed each year, featuring the unique attributes of each of our products while maintaining focus on the MasterCraft and NauticStar brands. We maintain a meaningful presence for our product lines in several endemic water sports and boating publications.  Given the prevalence of our products in the markets these publications target, we also benefit from significant unpaid impressions in these industry publications, as our boats frequently appear in feature stories and advertisements for other products. In addition to these traditional marketing channels, in the last several years we have created an active and highly successful digital advertising and social media platform, including the use of Facebook, Twitter, Instagram, YouTube, and Vimeo to deliver content to our target audience, increase awareness of our brands, foster loyalty, and build a community of MasterCraft and NauticStar enthusiasts. In addition, we benefit from numerous user-generated videos and photos that are uploaded to these websites. An important component of this strategy has been our investment in our own mastercraft.com and nauticstarboats.com websites. The sites are designed to allow significant interaction between us and our customer base through marketing content delivery, message boards, news and event postings, and product updates and specifications. Our popular “Design-a-Boat” functionality allows consumers to design a boat and request a dealer quote. The custom-designed product can be transmitted directly to our closest independent dealer as well as our in-house concierge who follows up directly with our dealer leads on behalf of MasterCraft or NauticStar.

Our leading position in the performance sport boat category is further supported by our sponsorship of some of the most recognizable and successful athletes in water sports, as well as a number of highly visible competitions and events around the world. Our activities in this area serve to deepen the penetration of our brands within the professional and enthusiast community, while also supporting the growth of the sports. The events which we sponsor and in which we and our dealers participate feature the most popular figures in wakeboarding and water skiing, drawing large audiences of enthusiasts to a variety of sites around the country. Furthermore, we sponsor top ranked professional wakeboarding athletes, water ski jumpers, and water skiers. In addition to the advertising generated by the athletes’ success in their sports, we also leverage our sponsorship of these athletes by having them attend boat shows and dealer events and appear in creative media events, in which they garner public relations interest, build our MasterCraft brand, and in many cases help sell our products directly to consumers.

Sales

Our sales organization’s primary role is to manage our network of existing dealers and work with them to increase sales of our products, as well as identifying and recruiting new and replacement dealers that we believe will provide enhanced sales and customer service for our end consumers. We employ proactive processes to monitor the health and performance of our dealers, and to help them improve their businesses and their sales of MasterCraft and NauticStar products. Our strategy is to improve the individual market shares of each of our dealers in their respective markets, and to add new dealers in new markets or replace dealers in existing markets where we believe we can achieve improved market share and customer service. We utilize regular performance reviews to drive improvement in underperforming dealers and to determine how to transition to new dealers when necessary. In addition, we employ a number of tools to assist our dealers in improving their performance, including product, sales, and service training, marketing materials and content, and direct interaction with prospective customers such as our factory concierge service. We encourage and expect our sales representatives to serve as advisors to our dealers, and believe this proactive sales approach leads to better dealer relationships and higher sales of our products.

Manufacturing

All of our MasterCraft boats are designed, manufactured, and lake-tested in our Vonore, Tennessee facility. All of our NauticStar boats are designed and manufactured in our Amory, Mississippi facility. We believe MasterCraft is the only boat manufacturer to achieve compliance with all three of the ISO 9001 (Quality Management Systems), 14001 (Environmental Management Systems), and 18001 (International Occupational Health and Safety Management System) standards. The rigorous attention to detail with which we design and manufacture our MasterCraft products results in boats of high quality, which allows us to offer a “stem-to-stern” five-year warranty that comprehensively covers more parts of our boats than warranties offered by any of our competitors. In recognition of our operational excellence, we were named a 2015 IndustryWeek Best Plant in North America Recipient—the only boat manufacturer to receive that honor.

Our boats are built through a continuous flow manufacturing process that encompasses fabrication, assembly, quality management, and testing. We manufacture certain components and subassemblies for our boats, such as upholstery, and procure other components from third-party vendors and install them on the boat. We have several exclusive supplier partnerships for critical purchased components, such as aluminum billet, towers, and engine packages. For MasterCraft, we also build custom trailers that match the exact size and color of our boats.

Research and Development, Product Development and Engineering

We are strategically and financially committed to innovation, as reflected in our dedicated product development and engineering groups and evidenced by our track record of new product introduction. At MasterCraft, our product development and engineering group comprises 24 professionals. At NauticStar, our product development and engineering group comprises 7 professionals. These individuals bring to our product development efforts significant expertise across core disciplines, including boat design, computer-aided design, naval engineering, electrical engineering, and mechanical engineering. They are responsible for execution of all facets of our new product strategy, starting with design and development of new boat models and innovative features, engineering these designs for manufacturing, and integrating new boats and innovations into production without disruption, at high quality, on time and on budget. Our product development and engineering functions work closely with our Strategic Portfolio Management Team which includes senior leadership from Sales, Marketing and Finance, all working together to develop our long-term product and innovation strategies.

We take a disciplined approach to the management of our product development strategy. We have structured processes to obtain voices of the customer, dealer, and management to guide our long-term product lifecycle and portfolio planning. In addition, extensive testing and coordination with our manufacturing group are important elements of our product development process, which we believe enable us to leverage the lessons from past launches and minimize the risk associated with the release of new products. We have developed a strategy to launch several new models a year, which will allow us to renew our product portfolio with innovative offerings at a rate that we believe will be difficult for our competitors to match without significant additional capital investments. In addition to our new product strategy, we manage a separate innovation development process which allows us to design innovative new features for our boats in a disciplined manner and to launch these innovations in a more rapid time frame and with higher quality. These enhanced processes have reduced the time to market for our new product pipeline. Our product development expense for fiscal 2018, 2017 and 2016 was $4.9 million, $3.6 million, and $3.5 million, respectively.

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

We are focused on developing our supply chain to enable cost improvement, world-class quality, and continuous product innovation. We have engaged our top suppliers in collaborative preferred supplier relationships and have developed processes including annual cost reduction targets, regular reliability projects, and extensive product testing requirements to ensure that our suppliers produce at low cost and to the highest levels of quality expected of the MasterCraft and NauticStar brands. These collaborative efforts begin at the design stage, with our key suppliers integrated into design and development planning well in advance of launch, which allows us to control costs and to leverage the expertise of our suppliers in developing product innovations. We believe these collaborative relationships with our most important suppliers have contributed to our significant improvements in product quality, innovation, and profitability.

The most significant components used in manufacturing our boats, based on cost, are engine packages. For our MasterCraft brand, Ilmor Engineering, Inc. (“Ilmor”) is our exclusive engine supplier, and for our NauticStar brand, Yamaha Motor Corporation (“Yamaha”) is out largest engine supplier. We maintain a strong and long-standing relationships with both Ilmor and Yamaha. As of June 30, 2018, Ilmor is our largest overall supplier. In addition to performance sport boat engines, Ilmor’s affiliates produce engines used in a number of leading racing boats and race cars. Ilmor maintains a full-time customer service and warranty staff located at our MasterCraft office, resulting in extremely efficient management of all engine-related matters, mitigating potential warranty risk. We work closely with Ilmor to remain at the forefront of engine design, performance, and manufacturing. Engine packages are the most expensive single item input in the MasterCraft boat-building process and we believe our long-term relationship with Ilmor is a key competitive advantage.

Transportation

We utilize third party logistics and transportation services at MasterCraft and NauticStar along with a fleet of leased tractor trailers at NauticStar, to deliver our boats to our dealer network. A select few dealers near our manufacturing facilities have elected to manage transportation and arrange for boats to be picked up directly from our manufacturing facilities. Following delivery to port, international shipments are transferred to a third-party logistics provider who schedules them for shipment via ocean freight to their destination country.

Information Technology

Over the last several years, we have made a significant investment in information technology. Our information technology strategy is to fully integrate IT into our business processes and planning initiatives, including not only our internal information management and communications processes but also our marketing and dealer management efforts. Our IT team has been integral to our marketing efforts through website functionality such as the “Build-a-Boat” and “Factory Tour” features, helping us to develop stronger engagement between us and our end consumers. In addition, our IT infrastructure is an essential component of our dealer management initiatives, allowing for efficient and timely communications with our dealers and a transparent and effective system for dealer orders and production planning. We will continue to invest in our IT infrastructure in order to continue to leverage technology in support of our product development, manufacturing, and marketing strategies.

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

We provide product warranties for all of our models at MasterCraft and NauticStar. The high quality and durability of our products allow us to offer a comprehensive warranty that covers more parts of our boats, which we believe is superior when compared to the warranties offered by our competitors. During the warranty period, we reimburse dealers and authorized service facilities for all or a portion of the cost of repair or replacement performed on the products. Some materials, components or parts of the boat that are not covered by our product warranties are separately warranted by their manufacturers or suppliers. These other warranties include warranties covering engines, among other components.

Intellectual Property

We rely on a combination of patent, trademark, and copyright protection, trade secret laws, confidentiality procedures, and contractual provisions to protect our rights in our brand, products, and proprietary technology. We also protect our vessel designs through design registrations. This is an important part of our business and we intend to continue protecting our intellectual property. We currently hold 21 U.S. patents and 2 foreign patents, including utility and design patents for our transom surf seating, our DockStar handling system, and our Gen 2 surf system technology. Provided that we comply with all statutory maintenance requirements, our patents are expected to expire between 2021 and 2036. We also hold 14 pending U.S. patent applications and 3 pending foreign patent applications. We also own in excess of 90 registered trademarks in various countries around the world, most notably the MasterCraft and NauticStar names and logos, the Star Series, XSeries, XTSeries, and NXT MasterCraft product family names, the NauticStar product family names, and we own several applications for additional registrations. Such trademarks may endure in perpetuity on a country-by-country basis provided that we comply with all statutory maintenance requirements, including continued use of each trademark in each such country. In addition, we own 38 registered U.S. copyrights. Finally, we have registered 29 vessel hull designs with the U.S. Copyright Office, the most recent of which will remain in force through 2024.

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

Competition

The powerboat industry, including the performance sport boat and outboard categories, are highly fragmented, resulting in intense competition for customers and dealers. Competition affects our ability to succeed in both the market segments we currently serve and new market segments that we may enter in the future. We compete with several large manufacturers that may have greater financial, marketing, and other resources than we do. We also compete with a wide variety of small privately held independent manufacturers. Competition in our industry is based primarily on brand name, price, innovative features, design, and product performance. Please see Item 1A, “Risk Factors” — Risks Related to Our Business — Our industry is characterized by intense competition, which affects our sales and profits.

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

•

product mix, which is driven by boat model mix and higher option order rates; while sales of all our boats generate comparable margins, sales of larger boats and boats with optional content produce higher absolute profits;

•	inclement weather, which can affect production at our manufacturing facilities as well as consumer demand;

•	competition from other recreational boat manufacturers;

•	general economic conditions; and

•	foreign currency exchange rates.

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

Boat Safety Standards

Powerboats sold in the U.S. must be manufactured to meet the standards of certification required by the U.S. Coast Guard. In addition, boats manufactured for sale in the European Community must be certified to meet the European Community’s imported manufactured products standards. These certifications specify standards for the design and construction of powerboats. We believe that all our boats meet these standards. In addition, safety of recreational boats is subject to federal regulation under the Boat Safety Act of 1971, which requires boat manufacturers to recall products for replacement of parts or components that have demonstrated defects affecting safety. In the past, we have instituted recalls for defective component parts produced by us or certain of our third-party suppliers. None of these recalls has had a material adverse effect on our Company.

Employees

We believe we maintain excellent relations with our employees, treating them as business partners and focusing on building their careers. We have approximately 882 employees as of June 30, 2018, 569 of whom work at our MasterCraft facilities in Tennessee, and 313 of whom work at our NauticStar facility in Mississippi. None of our employees are represented by a labor union, and since MasterCraft’s founding in 1968, we have never experienced a labor-related work stoppage.

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

Demand for premium sport boat and outboard boat brands has been significantly influenced by weak economic conditions, low consumer confidence, high unemployment, and increased market volatility worldwide, especially in the U.S. In times of economic uncertainty and contraction, consumers tend to have less discretionary income and tend to defer or avoid expenditures for discretionary items, such as our products. Sales of our products are highly sensitive to personal discretionary spending levels. Our business is cyclical in nature and its success is impacted by economic conditions, the overall level of consumer confidence and discretionary income levels. Any substantial deterioration in general economic conditions that diminishes consumer confidence or discretionary income may reduce our sales and materially adversely affect our business, financial condition and results of operations. We cannot predict the duration or strength of an economic recovery, either in the U.S. or in the specific markets where we sell our products. Corporate restructurings, layoffs, declines in the value of investments and residential real estate, higher gas prices, higher interest rates, and increases in federal and state taxation may each materially adversely affect our business, financial condition, and results of operations.

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

Substantially all of our sales are derived from our network of independent dealers. Our Mastercraft brand has agreements with dealers in its network that typically provide for one-year terms, although some agreements have a term of up to three years, while our NauticStar brand typically does not enter into dealer agreements with its dealers. For fiscal 2018, our top ten dealers accounted for 33% of our total gross sales. The loss of a significant number of these dealers could have a material adverse effect on our financial condition and results of operations. The number of dealers supporting our products and the quality of their marketing and servicing efforts are essential to our ability to generate sales. Competition for dealers among performance sport boat manufacturers continues to increase based on the quality, price, value, and availability of the manufacturers’ products, the manufacturers’ attention to customer service, and the marketing support that the manufacturer provides to the dealers. We face intense competition from other premium performance sport and outboard boat manufacturers in attracting and retaining dealers (some of whom also sell products from other premium performance sport and outboard boat manufacturers), affecting our ability to attract or retain relationships with qualified and successful dealers. Although our management believes that the quality of our products in the premium performance sport and outboard boat industries should permit us to maintain our relationships with our dealers and our market share position, there can be no assurance that we will be able to maintain or improve our relationships with our dealers or our market share position. In addition, independent dealers in the powerboat industry have experienced significant consolidation in recent years, which could result in the loss of one or more of our dealers in the future if the surviving entity in any such consolidation purchases similar products from a competitor. A substantial deterioration in the number of dealers or quality of our network of dealers would have a material adverse effect on our business, financial condition, and results of operations.

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

Many of our dealers have floor plan financing arrangements with third-party finance companies that enable the dealers to purchase our products. In connection with these agreements, we may have an obligation to repurchase our products from a finance company under certain circumstances, and we may not have any control over the timing or amount of any repurchase obligation nor have access to capital on terms acceptable to us to satisfy any repurchase obligation. This obligation is triggered if a dealer defaults on its debt obligations to a finance company, the finance company repossesses the boat and the boat is returned to us. Our obligation to repurchase a repossessed boat for the unpaid balance of our original invoice price for the boat is subject to reduction or limitation based on the age and condition of the boat at the time of repurchase, and in certain cases, by an aggregate cap on repurchase obligations associated with a particular floor plan financing program. We have not incurred any losses from a finance company mandated repurchase since the recession. No boats were repurchased during the fiscal years ended June 30, 2018, 2017 or 2016. In addition, applicable laws regulating dealer relations may also require us to repurchase our products from our dealers under certain circumstances, and we may not have any control over the timing or amount of any repurchase obligation nor have access to capital on terms acceptable to us to satisfy any repurchase obligation. If we were obligated to repurchase a significant number of units under any repurchase agreement or under applicable dealer laws, our business, operating results, and financial condition could be adversely affected.

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

The premium performance sport boat and outboard boat categories and the powerboat industry as a whole are highly competitive for consumers and dealers. We also compete against consumer demand for used boats. Competition affects our ability to succeed in both the markets we currently serve and new markets that we may enter in the future. Competition is based primarily on brand name, price, product selection, and product performance. We compete with several large manufacturers that may have greater financial, marketing, and other resources than we do and who are represented by dealers in the markets in which we now operate and into which we plan to expand. We also compete with a variety of small, independent manufacturers. We cannot assure you that we will not face greater competition from existing large or small manufacturers or that we will be able to compete successfully with new competitors. Our failure to compete effectively with our current and future competitors would adversely affect our business, financial condition, and results of operations.

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

•

changes to the U.S.’s participation in, withdrawal out of, renegotiation of certain international trade agreements or other major trade related issues including the non-renewal of expiring favorable tariffs granted to developing countries, tariff quotas, and retaliatory tariffs (including, but not limited to, the Trump Administration's tariffs on Europe and Canada on certain products from the U.S.), trade sanctions, new or onerous trade restrictions, embargoes and other stringent government controls;

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

We have and will continue to incur significant acquisition-related integration costs and transaction expenses in connection with the acquisition of NauticStar and the related financing transactions.

We are currently implementing a plan to integrate the operations of NauticStar. In connection with that plan, we anticipate that we may incur certain non-recurring charges. However, we cannot currently identify the timing, nature and amount of all such charges. Further, we have incurred significant transaction costs relating to negotiating and completing the acquisition of NauticStar. These integration costs and transaction expenses will be charged as an expense in the period incurred. The significant transaction costs and integration costs could materially affect our results of operations in the period in which such charges are recorded. Although we believe that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the business, will offset incremental transaction and integration costs over time, this net benefit may not be achieved in the near term, or at all.

The NauticStar business may underperform relative to our expectations.

We may not be able to maintain the levels of revenue, earnings or operating efficiency as a combined business that we and NauticStar have previously achieved or might achieve separately. The business and financial performance of NauticStar are subject to certain risks and uncertainties, including the risk of the loss of, or changes to, its relationships with its dealers and suppliers, increased product liability and warranty claims, and negative publicity or other events that could diminish the value of the NauticStar brand, which in turn could also adversely affect the MasterCraft brand. If we are unable to achieve the same growth, revenues and profitability that NauticStar has achieved in the past, our business, financial condition or results of operations could be adversely affected.

Rising concern regarding international tariffs could materially and adversely affect our business and results of operations.

The current political landscape has introduced significant uncertainty with respect to future trade regulations and existing international trade agreements, as shown by the recent U.S.-initiated renegotiation of the North America Free Trade Agreement, and Brexit in Europe. This uncertainty includes the possibility of imposing tariffs or penalties on products manufactured outside the U.S., including the recent announcement of the U.S. government’s institution of tariffs on a range of products from China, and the potential for increased trade barriers between the UK and the European Union. The institution of global trade tariffs carries the risk of negatively affecting global economic conditions, which could have a negative impact on our business and results of operations.

The unaudited pro forma financial information we filed on Form 8-K/A on November 2, 2017 may not be indicative of our future results with NauticStar.

The unaudited pro forma financial information we filed onForm 8-K/A on November 2, 2017 may not reflect what our results of operations, financial position and cash flows would have been after giving effect to the acquisition of NauticStar and the related financing during the periods presented or be indicative of what our results of operations, financial position and cash flows may be in the future. The unaudited pro forma financial information has been derived from our historical financial statements and the historical financial statements of NauticStar, as well as adjustments and assumptions made regarding the combined entity following the transaction. While we believe these assumptions and adjustments are reasonable, they are preliminary in nature and difficult to make with accuracy. Moreover, the unaudited pro forma financial statements do not reflect all costs that may be incurred by the combined company in connection with the transaction. The assumptions used and adjustments made in preparing the unaudited pro forma financial information may prove to be inaccurate.

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

Our success depends upon the continued strength of our brands and the value of our brands, and sales of our products could be diminished if we, the athletes who use our products, or the sports and activities in which our products are used are associated with negative publicity.

We believe that our brands are a significant contributor to the success of our business and that maintaining and enhancing our brands is important to expanding our consumer and dealer base. Failure to continue to protect our brands may adversely affect our business, financial condition, and results of operations.

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

The availability and cost of engines used in the manufacture of our boats are especially critical. For fiscal 2018, we purchased all of the inboard engine packages for our MasterCraft brand boats from Ilmor. We also maintain a strong and long-standing relationship with our primary supplier of NauticStar engine packages, Yamaha. While we believe that our relationships with Ilmor and Yamaha are sufficient to provide the materials necessary to meet present production demand, there can be no assurance that these relationships will continue or that the quantity or quality of the engines provided will be sufficient to meet our future needs, irrespective of whether we successfully implement our growth strategy. If we are required to replace these suppliers, it could cause a decrease in products available for sale or an increase in the cost of goods sold, either of which could adversely affect our business, financial condition, and results of operations. In addition to the risk of interruption of our engine supply, Ilmor or Yamaha could potentially exert significant bargaining power over price, quality, warranty claims, or other terms relating to the inboard engines we use. We are required to purchase a minimum volume of engines from Ilmor annually or pay a penalty to Ilmor in order to maintain our exclusivity. While these minimums are significantly below our current volumes, there can be no assurance that we will continue to meet these minimums in the future.

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

We provide a limited warranty for our products. We may provide additional warranties related to certain promotional programs, as well as warranties in certain geographical markets as determined by local regulations and market conditions.

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

Natural disasters, environmental disasters, the effects of climate change, or other disruptions at our manufacturing facilities or in other regions of the United States could adversely affect our business, financial condition, and results of operations.

We rely on the continuous operation of our manufacturing facilities in Vonore, Tennessee and Armory, Mississippi for the production of our products. Any natural disaster or other serious disruption to our facility due to fire, snow, flood, earthquake, or any other unforeseen circumstance could adversely affect our business, financial condition, and results of operations. Changes in climate could adversely affect our operations by limiting or increasing the costs associated with equipment or fuel supplies. In addition, adverse weather conditions, such as increased frequency and/or severity of storms, or floods could impair our ability to operate by damaging our facilities and equipment or restricting product delivery to customers. The occurrence of any disruption at our manufacturing facilities, even for a short period of time, may have an adverse effect on our productivity and profitability, during and after the period of the disruption. These disruptions may also cause personal injury and loss of life, severe damage to or destruction of property and equipment, and environmental damage. Although we maintain property, casualty, and business interruption insurance of the types and in the amounts that we believe are customary for the industry, we are not fully insured against all potential natural disasters or other disruptions to our manufacturing facilities.

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

We have reserved shares for issuance under the Amended and Restated MCBC Holdings, Inc. 2015 Incentive Award Plan in an amount equal to 1,675,427 shares. Any common stock that we issue, including under our 2015 Incentive Award Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership of holders of our common stock.

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

We could remain an “emerging growth company” for up to five years or until the earliest of (a) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (b) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed fiscal quarter, and (c) the date on which we have issued more than $1.07 billion in non-convertible debt securities during the preceding three-year period.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.PROPERTIES.

All our MasterCraft boats are designed, manufactured, and lake-tested at our 252,000-square-foot manufacturing facility located on approximately 60 acres of lakefront land we own in Vonore, Tennessee. All our NauticStar boats are designed and manufactured in our more than 200,000-square-foot manufacturing facility located on 17 acres of land we own in Amory, Mississippi. In addition, we lease a 60,000 square-foot facility in Vonore where we manufacture our trailers, and a 3,000 square-foot warehouse facility in West Yorkshire, England for warehousing of aftermarket parts.

ITEM 3.LEGAL PROCEEDINGS.

None.

ITEM 4.MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has been publicly traded on the NASDAQ Global Market under the symbol “MCFT” since July 17, 2015. Prior to that time, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by the NASDAQ Global Market:

	High	Low
Fiscal 2017
First quarter	$12.88	$10.44
Second quarter	14.71	10.84
Third quarter	17.51	13.67
Fourth quarter	20.00	15.58

Fiscal 2018
First quarter	$20.87	$16.82
Second quarter	23.99	20.13
Third quarter	28.62	20.44
Fourth quarter	31.26	23.76

On September 4, 2018, the last reported sale price on the NASDAQ Global Market of our common stock was $27.92 per share. As of September 5, 2018, we had 29 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

On May 26, 2016, we declared a special dividend of $4.30 per share which was paid on June 10, 2016. No dividends were declared or paid during the fiscal years ended June 30, 2018 or June 30, 2017. We presently intend to retain our earnings, if any, to finance the development and growth of our business and operations and do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our operating results, financial condition, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant. In addition, our $145 million senior secured credit facility under a third amended and restated credit and guaranty agreement with Fifth Third Bank (the “Third Amended Credit Agreement”) contains restrictions that restrict our ability to pay cash dividends. See Item 1A “Risk Factors” — Risks Relating to Ownership of Our Common Stock — We do not intend to pay dividends on our common stock for the foreseeable future.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act of 1934, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any filing of ours under the Securities Act or the Exchange Act.

The following stock performance graph illustrates the cumulative total shareholder return on our common stock for the period from July 17, 2015 (the first day of trading for our common stock) to June 30, 2018, as compared to the Russell 2000 Index and the Dow Jones US Recreational Products Index.

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

Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding securities authorized for issuance under our equity compensation plans, see Note 13: Stock-Based Compensation in Item 8 and Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

ITEM 6.SELECTED FINANCIAL DATA.

The selected historical consolidated financial data and other data of MCBC Holdings, Inc. set forth below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, each of which is included elsewhere in this Form 10-K.

We derived the consolidated statement of operations for the fiscal years ended June 30, 2018, June 30, 2017 and June 30, 2016 and our consolidated balance sheet data as of June 30, 2018 and 2017 from our audited consolidated financial statements and related notes included elsewhere in this Form 10-K. We derived the consolidated statement of operations for the fiscal years  ended June 30, 2015 and June 30, 2014 and our consolidated balance sheet data as of June 30, 2016, June 30, 2015 and June 30, 2014 from audited consolidated financial statements, which are not included in this Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Fiscal Year Ended
	June 30,	June 30,	June 30,	June 30,	June 30,
	2018	2017	2016	2015	2014
	(Dollars in thousands, except for shares and per share amounts)
Consolidated statement of operations:
Net sales	$332,725	$228,634	$221,600	$214,386	$177,587
Cost of sales	242,361	165,158	160,521	163,220	139,975
Gross profit	90,364	63,476	61,079	51,166	37,612
Operating expenses:
Selling and marketing	13,011	9,380	9,685	8,552	8,837
General and administrative	19,773	20,474	29,162	18,472	9,960
Amortization of intangible assets	1,597	107	221	222	221
Total selling, general and administrative expenses	34,381	29,961	39,068	27,246	19,018
Operating income	55,983	33,515	22,011	23,920	18,594
Other expense (income):
Interest expense, including related party amounts	3,474	2,222	1,280	5,171	7,555
Change in common stock warrant fair value	—	—	3,425	6,621	2,526
Other income	—	—	(1,212)	—	—
Income before income tax expense (benefit)	52,509	31,293	18,518	12,128	8,513
Income tax expense (benefit)	12,856	11,723	8,308	6,594	(11,414)
Net income	$39,653	$19,570	$10,210	$5,534	$19,927
Weighted average shares used for computation of:
Basic(1)	18,619,793	18,592,885	17,849,319	11,139,000	11,139,000
Diluted(1)	18,714,531	18,620,708	18,257,007	11,862,699	11,182,264
Net income per common share:
Basic	$2.13	$1.05	$0.57	$0.50	$1.79
Diluted	2.12	1.05	0.56	0.47	1.78
Consolidated balance sheet data:
Total assets	$176,924	$83,321	$82,533	$89,676	$96,142
Total liabilities	124,402	71,560	90,912	131,929	99,929
Current portion of long-term debt	5,069	3,687	7,885	18,275	8,621
Long-term debt	70,087	30,790	44,342	60,487	57,359
Total debt	75,156	34,477	52,227	78,762	65,980
Total stockholders’ equity (deficit)	52,522	11,761	(8,379)	(42,253)	(3,787)
Additional financial and other data (unaudited):
Unit volume:
MasterCraft	3,068	2,790	2,742	2,547	2,135
NauticStar	1,687	—	—	—	—
Hydra-Sports	—	—	—	45	50
MasterCraft sales	$266,319	$228,634	$221,600	$199,907	$163,631
NauticStar sales	66,406	—	—	—	—
Hydra-Sports sales	—	—	—	14,479	13,956
Consolidated sales	$332,725	$228,634	$221,600	$214,386	$177,587
Per Unit:
MasterCraft sales	$87	$82	$81	$78	$77
NauticStar sales	39	—	—	—	—
Hydra-Sports sales	—	—	—	322	279
Consolidated sales	$70	$82	$81	$83	$81
Gross margin	27.2%	27.8%	27.6%	23.9%	21.2%
Adjusted EBITDA(2)	$64,028	$43,476	$41,227	$31,540	$18,403
Adjusted Net Income (2)	$39,382	$24,335	$23,362	$14,778	$5,361
Adjusted EBITDA margin(2)	19.2%	19.0%	18.6%	15.8%	11.2%

(1)

The weighted average shares used for computation of basic and diluted earnings per common share gives effect to the 11.139-for-1stock split consummated on July 22, 2015 in connection with the Company’s initial public offering and excludes the 6,071,429 shares sold for periods prior to fiscal year ended June 30, 2016.

(2)

Adjusted EBITDA, Adjusted Net Income and Adjusted EBITDA margin are non-GAAP financial measures. We define Adjusted EBITDA margin as Adjusted EBITDA expressed as a percentage of MasterCraft and NauticStar sales.  For definitions of Adjusted EBITDA, Adjusted Net Income and a reconciliation of each to net income, see “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read together with the sections entitled “Risk Factors,” “Selected Financial Data,” and the financial statements and the accompanying notes included elsewhere in this Form 10-K. In addition, the statements in this discussion and analysis regarding industry outlook, our expectations regarding the performance of our business, anticipated financial results, liquidity and the other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the successful integration of Nautic Star, LLC into our business and the risks and uncertainties described in “Cautionary Note Regarding Forward-Looking Statements” and in “Risk Factors” above. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Overview

We are a world-renowned innovator, designer, manufacturer, and marketer of premium performance sport boats and outboard boats, with a leading market position in the U.S., a strong international presence, and dealers in 46 countries around the world. Our boats are used for water skiing, wakeboarding, wake surfing, and fishing, as well as general recreational boating. We operate in two reportable segments: MasterCraft and NauticStar. We believe that MasterCraft is the most recognized brand name in the performance sport boat category. In October 2017, we acquired NauticStar, a leading manufacturer and distributor of high-quality outboard bay boats, deck boats and offshore center console boats. NauticStar’s product portfolio provides diversification into the outboard category, the largest powerboat industry category in terms of retail units.

We sell our boats through an extensive network of independent dealers in North America and internationally. Through our MasterCraft segment, we partner with 95 North American dealers with 158 locations and 45 international dealers with 76 locations throughout the world. Through our NauticStar segment, we partner with 81 North American dealers with 95 locations and 1 international dealer with a single location. In fiscal 2018, 92.5% of our net sales were generated from North America and 7.5% of our net sales were generated from outside of North America.

Outlook

Our sales are impacted by general economic conditions, which affect the demand for our products, the demand for optional features, the availability of credit for our dealers and retail consumers, and overall consumer confidence. While the performance sport boat and outboard categories have grown in recent years, new unit sales remain significantly below historical peaks. While there is no guarantee that our market will continue to grow, we believe that increased consumer demand, limited used boat inventory, and the superior quality, performance, styling, and value proposition of our recently released boats present a long runway for future growth. Our revamped manufacturing and product development processes have led to operational efficiencies which we expect will continue to drive margin expansion.

Recent Transactions

Acquisition of Nautic Star, LLC

On October 2, 2017, we completed the acquisition of NauticStar. The aggregate purchase price was $80.5 million, including customary adjustments for the amount of working capital in the acquired business at the closing date. A portion of the purchase price was deposited into an escrow account in order to secure certain post-closing obligations of the former members of NauticStar.

Third Amended and Restated Credit Agreement

On October 2, 2017, we entered into a Third Amended Credit Agreement with Fifth Third Bank, as the agent and letter of credit issuer, and the lenders party thereto. The Third Amended Credit Agreement replaced and paid off our Second Amended and Restated Credit Agreement, dated May 27, 2016 (the “Prior Credit Agreement”). The Third Amended Credit Agreement provides us with a $145 million senior secured credit facility, consisting of a $115 million term loan (the “Third Term Loan”) and a $30 million revolving credit facility (the “Revolving Credit Facility”). A portion of the proceeds from the Third Term Loan was used to fund our acquisition of NauticStar. On October 17, 2017,  December 1, 2017, February 28, 2018, April 30, 2018 and May 31, 2018, we made voluntary payments on the Third Term Loan of $10.0 million, $7.0 million, $8.0 million, $5.0 million and $5.0 million, respectively, out of excess cash.

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

•	inclement weather, which can affect production at our manufacturing facilities as well as consumer demand;

•	competition from other recreational boat manufacturers;

•	general economic conditions; and

•	foreign currency exchange rates.

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

Other Expense

Other expense includes interest expense, including related party amounts, legal settlements and change in common stock warrant fair value. Interest expense, consists of interest charged under our credit facilities, deferred financing fees, and debt issuance costs written off in connection with the pay down of amounts owed on our credit facilities.

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

We derived the consolidated statement of operations for the fiscal years ended June 30, 2018, 2017 and 2016 and our consolidated balance sheets data as of June 30, 2018 and 2017 from our audited consolidated financial statements and related notes included elsewhere in this Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future.

	For the Years Ended June 30,
	2018	2017	2016
	(Dollars in thousands)
Consolidated statement of operations:

Net sales	$332,725	$228,634	$221,600
Cost of sales	242,361	165,158	160,521
Gross profit	90,364	63,476	61,079
Operating expenses:
Selling and marketing	13,011	9,380	9,685
General and administrative	19,773	20,474	29,162
Amortization of intangible assets	1,597	107	221
Total operating expenses	34,381	29,961	39,068
Operating income	55,983	33,515	22,011
Other expense:
Interest expense	3,474	2,222	1,280
Change in common stock warrant fair value	—	—	3,425
Other income	—	—	(1,212)
Income before income tax expense	52,509	31,293	18,518
Income tax expense	12,856	11,723	8,308
Net income	$39,653	$19,570	$10,210
Additional financial and other data:
Unit volume:
MasterCraft	3,068	2,790	2,742
NauticStar	1,687	—	—
MasterCraft sales	$266,319	$228,634	$221,600
NauticStar sales	66,406	—	—
Consolidated sales	$332,725	$228,634	$221,600
Per Unit:
MasterCraft sales	$87	$82	$81
NauticStar sales	39	—	—
Consolidated sales	$70	$82	$81
Gross margin	27.2%	27.8%	27.6%

Fiscal 2018 Compared to Fiscal 2017

Net Sales.  Our net sales for fiscal 2018 were $332.7 million, reflecting an increase of $104.1 million, or 45.5%, compared to $228.6 million for fiscal 2017. An increase of 16.5%, or $37.7 million, was attributable to MasterCraft, primarily due to an increase in unit sales volume, reduced retail rebate activity, favorable product mix and price increases. The inclusion of NauticStar increased net sales by 29.0%, or $66.4 million.

Cost of Sales.    Our cost of sales increased $77.2 million, or 46.7%, to $242.4 million for fiscal 2018 compared to $165.2 million for fiscal 2017. An increase of 13.9%, or $23.1 million, was attributable to MasterCraft, primarily due to an increase in MasterCraft unit volume of 10.0%, which includes a favorable product mix and higher material costs, partially offset by lower warranty costs. The inclusion of NauticStar increased cost of sales by 32.8%, or $54.1 million.

Gross Profit.  For fiscal 2018, our gross profit increased $26.9 million, or 42.4%, to $90.4 million compared to $63.5 million for fiscal 2017. The increase was primarily due to an increase in MasterCraft unit sales volume, price increases, lower warranty costs and reduced retail rebate activity, partially offset by higher material costs. The inclusion of NauticStar contributed $12.3 million to gross profit. Gross margin decreased to 27.2% for fiscal 2018 compared to 27.8% for fiscal 2017. The decrease in gross margin was primarily due to the dilutive effect from the inclusion of NauticStar’s gross margin.

Operating Expenses.  Selling and marketing expense increased $3.6 million, or 38.7%, to $13.0 million for fiscal 2018 compared to $9.4 million for fiscal 2017. This increase resulted mainly from the inclusion of NauticStar, which increased selling and marketing expenses by $1.9 million, an increase in dealer training costs, an increase in dealer meeting costs, an increase in compensation costs and increased promotion activities related to the introduction of the redesigned 2018 MasterCraft XStar. General and administrative expense decreased by $0.7 million, or 3.4%, to $19.8 million for fiscal 2018 compared to $20.5 million for fiscal 2017. This decrease resulted mainly from a decrease of $5.9 million in patent litigation costs, which was settled during the fourth quarter of fiscal 2017. This decrease was partially offset by the inclusion of NauticStar, which increased general and administrative expenses by $2.2 million, an increase of $1.7 million for acquisition-related legal and advisory fees, and $0.6 million related to new brand startup costs. Operating expenses, as a percentage of net sales, decreased by 2.8 percentage points to 10.3% for fiscal 2018 compared to 13.1% for fiscal 2017. This favorable impact resulted from leverage experienced through significant net sales increases compared to the net increases in operating expenses.

Other Expense.  Interest expense increased $1.3 million or 56.3%, to $3.5 million for fiscal 2018 compared to $2.2 million for fiscal 2017. The increase is due to increased borrowings under the Third Term Loan compared to the principal balance owed under the term loan component of the Prior Credit Agreement during fiscal 2017.

Income Tax Expense.  Our results for fiscal 2018 reflect the impact of the enactment of the Tax Reform Act, which was signed into law on December 22, 2017. The Tax Reform Act reduced federal corporate income tax rates and changed numerous other provisions. As we have a June 30 fiscal year-end, the lower corporate federal income tax rate will be phased in, resulting in a U.S. federal statutory tax rate of 28.1% for our fiscal year ending June 30, 2018, and 21% for subsequent fiscal years. We have revalued our deferred tax assets and liabilities to the reduced rates based on the period in which those assets and liabilities are expected to reverse.  The incorporation of the changes resulting from the Tax Reform Act in our tax related accounts during fiscal 2018 resulted in a decrease to our year to date effective tax rate due to the revaluation of our deferred tax accounts.  The fiscal year ended June 30, 2018 included a year-to-date benefit of $647 to reflect federal deferred taxes at the lower blended effective tax rate.

Our income tax expense was $12.9 million for fiscal 2018, reflecting a reported effective tax rate of 24.5%. Our income tax expense was $11.7 million for fiscal 2017, reflecting a reported effective tax rate of 37.5%. Our effective tax rate for fiscal 2018 was lower than the 28.1% statutory rate primarily due to the impact of the Tax Reform Act, and a permanent benefit associated with the domestic production activities deduction, which was partially offset by the inclusion of the state tax rate in the overall effective rate.

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

Gross Profit.  For fiscal 2017, our gross profit increased $2.4 million, or 3.9%, to $63.5 million compared to $61.1 million for fiscal 2016. Gross margin increased to 27.8% for fiscal 2017 compared to 27.6% for fiscal 2016. The increase in gross profit margin and gross margin resulted primarily from price increases and sales of higher content option packages as well as lower warranty costs, partially offset by rebates associated with increased retail demand from our winter sales program.

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

Other Expense (income).  Interest expense increased $0.9 million or 73.6%, to $2.2 million for fiscal 2017 compared to $1.3 million for fiscal 2016. The increase is due to interest expense incurred on the Prior Credit Agreement entered into in May 2016, partially offset by the write-off of deferred financing costs related to the debt extinguishment during fiscal 2016. There was no change in common stock warrant fair value for the fiscal 2017, as all warrants were exercised during fiscal 2016. We recognized a gain during fiscal 2016 upon settlement of a litigation matter of $1.2 million.

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

Non-GAAP Measures

We define EBITDA as earnings before interest expense, income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA further adjusted to eliminate certain non-cash charges and other items that we do not consider to be indicative of our ongoing operations, including change in common stock warrant fair value, fees and expenses related to the our initial public offering, fees and expenses associated with our follow-on offering, transaction expenses associated with the acquisition of NauticStar, acquisition related inventory step up adjustment, our stock-based compensation, out-of-period adjustment to correct an immaterial error related to our warranty reserve and new brand startup costs. We define Adjusted Net Income as net income adjusted to eliminate certain non-cash charges and other items that we do not consider to be indicative of our ongoing operations, including change in common stock warrant fair value, fees and expenses related to our initial public offering, fees and expenses associated with our follow-on offering, transaction expenses associated with the acquisition of NauticStar, acquisition related inventory step up adjustment, our stock-based compensation, out-of-period adjustment to correct of an immaterial error related to our warranty reserve, new brand startup costs and an adjustment for income tax expense at a normalized annual effective tax rate.  We define Adjusted EBITDA margin as Adjusted EBITDA expressed as a percentage of net sales. Adjusted EBITDA, Adjusted Net Income and Adjusted EBITDA margin are not measures of net income or operating income as determined under accounting principles generally accepted in the United States, which we refer to as GAAP. Adjusted EBITDA and Adjusted Net Income are not measures of performance in accordance with GAAP and should not be considered as an alternative to net income or operating cash flows determined in accordance with GAAP. Additionally, Adjusted EBITDA is not intended to be a measure of cash flow for management’s discretionary use. We believe that the inclusion of EBITDA, Adjusted EBITDA, Adjusted EBITDA margin and Adjusted Net Income is appropriate to provide additional information to investors because securities analysts, noteholders and other investors use these non GAAP financial measures to assess our operating performance across periods on a consistent basis and to evaluate the relative risk of an investment in our securities. We use Adjusted Net Income to facilitate a comparison of our operating performance on a consistent basis from period to period that, when viewed in combination with our results prepared in accordance with GAAP, provides a more complete understanding of factors and trends affecting our business than GAAP alone measures.  We believe Adjusted Net Income assists our board of directors, management and investors in comparing our net income on a consistent basis from period to period because it removes non-cash items and items not indicative of our ongoing operations. Adjusted EBITDA and Adjusted Net Income have limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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

The following table sets forth a reconciliation of net income as determined in accordance with U.S. GAAP to Adjusted EBITDA for the periods indicated (unaudited):

	June 30,	June 30,	June 30,
	2018	2017	2016
	(Dollars in thousands)
Net income	$39,653	$19,570	$10,210
Income tax expense	12,856	11,723	8,308
Interest expense	3,474	2,222	1,280
Depreciation and amortization	5,086	3,231	3,444
EBITDA	61,069	36,746	23,242
Change in common stock warrant fair value(a)	—	—	3,425
Transaction expense(b)	1,744	71	479
Inventory step-up adjustment – acquisition related(c)	501	—	—
Litigation charge(d)	—	5,948	1,606
Litigation settlement(e)	—	—	(1,212)
Warranty adjustment(f)	(1,033)	—	—
New brand and product development costs(g)	561	—	—
Stock-based compensation	1,186	711	13,687
Adjusted EBITDA	64,028	43,476	41,227
Adjusted EBITDA Margin(h)	19.2%	19.0%	18.6%

(a)	Represents non-cash expense related to increases in the fair market value of our common stock warrant.

(b)

Represents fees, expenses and integration costs associated with our acquisition of NauticStar in the current period and our secondary offerings, follow-on offering and payment of a special cash dividend in June 2016 in prior periods.

(c)	Represents post-acquisition adjustment to cost of goods sold for the fair value step up of inventory acquired all of which was sold during the second quarter of fiscal 2018.

(d)	Represents legal and advisory fees for our litigation with Malibu Boats, LLC for fiscal 2017 and fiscal 2016, which includes settling the Malibu patent case in fiscal 2017.

(e)	Represents receipt of a one-time payment to settle certain litigation matters.

(f)

Represents an out-of-period adjustment to correct an immaterial error related to our warranty accrual calculation identified during the fiscal year ended June 30, 2018. See Note 3 to our audited consolidated financial statements included elsewhere in this Form 10-K for more information.

(g)	Represents startup costs associated with a completely new boat brand in a segment of the market neither MasterCraft nor NauticStar serves.

(h)	We define Adjusted EBITDA margin as Adjusted EBITDA expressed as a percentage of net sales.

The following table sets forth a reconciliation of net income as determined in accordance with U.S. GAAP to Adjusted Net Income for the periods indicated (unaudited):

	Fiscal Years Ended
	2018	2017	2016
	(Dollars in thousands, except for shares and per share amounts)
Net income	$39,653	$19,570	$10,210
Income tax expense	12,856	11,723	8,308
Change in common stock warrant fair value(a)	—	—	3,425
Transaction expense(b)	1,744	71	479
Inventory step-up adjustment – acquisition related(c)	501	—	—
Litigation charge(d)	—	5,948	1,606
Litigation settlement(e)	—	—	(1,212)
Warranty adjustment(f)	(1,033)	—	—
New brand and product development costs(g)	561	—	—
Stock-based compensation	1,186	711	13,687
Adjusted Net Income before income taxes(h)	55,468	38,023	36,503
Adjusted income tax expense(i)	16,086	13,688	13,141
Adjusted Net Income	$39,382	$24,335	$23,362

Pro-forma Adjusted Net Income per common share
Basic	2.11	1.31	1.28
Diluted	2.09	1.30	1.24
Pro-forma weighted average shares used for the computation of:
Basic Adjusted Net Income per share(j)	18,625,769	18,597,357	18,283,755
Diluted Adjusted Net Income per share(j)	18,800,236	18,711,089	18,772,373

(a)	Represents non-cash expense related to increases in the fair market value of our common stock warrant.

(b)

Represents fees, expenses and integration costs associated with our acquisition of NauticStar in the current period and our secondary offerings, follow-on offering and payment of a special cash dividend in June 2016 in prior periods.

(c)	Represents post-acquisition adjustment to cost of goods sold for the fair value step up of inventory acquired all of which was sold during the second quarter of fiscal 2018.

(d)	Represents legal and advisory fees for our litigation with Malibu Boats, LLC for fiscal 2017 and fiscal 2016, which includes settling the Malibu patent case in fiscal 2017.

(e)	Represents receipt of a one-time payment to settle certain litigation matters.

(f)

Represents an out-of-period adjustment to correct an immaterial error related to our warranty accrual calculation identified during the fiscal year ended June 30, 2018. See Note 3 to our audited consolidated financial statements included elsewhere in this Form 10-K for more information.

(g)	Represents startup costs associated with a completely new boat brand in a segment of the market neither MasterCraft nor NauticStar serves.

(h)	Prior periods presented exclude amortization charges for acquired intangible assets incurred during the fourth quarter and year ended fiscal 2018 period of $0.5 million and $1.5 million, respectively.

(i)

Reflects income tax expense at an estimated annual effective income tax rate of 29% for all current-year periods presented and 36% for all prior-year periods presented. We expect our estimated annual effective income tax rate to be reduced to about 24% for fiscal 2019.

(j)

The weighted average shares used for computation of pro-forma basic and diluted earnings per common share gives effect to the 42,233 shares of restricted stock awards, the 67,134 performance stock units granted under the 2015 Incentive Award Plan during the fiscal year ended June 30, 2018 and 58,706 shares for the dilutive effect of stock options. The average of the prior quarters is used for computation of the fiscal year ended periods.

The following table shows the reconciliation of net income per diluted share to Adjusted Net Income per diluted pro-forma weighted average share for the periods presented:

	Fiscal Years Ended
	2018	2017	2016
Net income per diluted share	2.12	1.05	0.56
Impact of adjustments:
Income tax expense	0.69	0.63	0.46
Change in common stock warrant fair value(a)	—	—	0.19
Transaction expense(b)	0.09	—	0.03
Inventory step-up adjustment – acquisition related(c)	0.03	—	—
Litigation charge(d)	—	0.32	0.09
Litigation settlement(e)	—	—	(0.07)
Warranty adjustment(f)	(0.06)	—	—
New brand and product development costs(g)	0.03	—	—
Stock-based compensation	0.06	0.04	0.75
Adjusted Net Income per diluted share before income taxes(h)	2.96	2.04	2.01
Impact of adjusted income tax expense on net income per diluted share before income taxes(i)	(0.86)	(0.73)	(0.72)
Impact of increased share count(j)	(0.01)	(0.01)	(0.05)
Adjusted Net Income per diluted pro-forma weighted average share	2.09	1.30	1.24

(a)	Represents non-cash expense related to increases in the fair market value of our common stock warrant.

(b)

Represents fees, expenses and integration costs associated with our acquisition of NauticStar in the current period and our secondary offerings, follow-on offering and payment of a special cash dividend in June 2016 in prior periods.

(c)	Represents post-acquisition adjustment to cost of goods sold for the fair value step up of inventory acquired all of which was sold during the second quarter of fiscal 2018.

(d)	Represents legal and advisory fees for our litigation with Malibu Boats, LLC for fiscal 2017 and fiscal 2016, which includes settling the Malibu patent case in fiscal 2017.

(e)	Represents receipt of a one-time payment to settle certain litigation matters.

(f)

Represents an out-of-period adjustment to correct an immaterial error related to our warranty accrual calculation identified during the fiscal year ended June 30, 2018. See Note 3 to our audited consolidated financial statements included elsewhere in this Form 10-K for more information.

(g)	Represents startup costs associated with a completely new boat brand in a segment of the market neither MasterCraft nor NauticStar serves.

(h)	Prior periods presented exclude amortization charges for acquired intangible assets incurred during the fourth quarter and year ended fiscal 2018 period of $0.5 million and $1.5 million, respectively.

(i)

Reflects income tax expense at an estimated annual effective income tax rate of 29% for all current-year periods presented and 36% for all prior-year periods presented. We expect our estimated annual effective income tax rate to be reduced to about 24% for fiscal 2019.

(j)

Reflects impact of increased share counts giving effect to the exchange of all restricted stock awards, the vesting of all performance stock units and for the dilutive effect of stock options included in outstanding shares.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance working capital, fund capital expenditures, and service our debt. Our principal source of funds is cash generated from operating activities. As of June 30, 2018, we had borrowing availability of $30.0 million under our Revolving Credit Facility. We believe our cash from operations, along with the ability to borrow on our Revolving Credit Facility, will be sufficient to provide for our working capital, capital expenditures, and debt service needs for at least the next 12 months. The following table summarizes the cash flows from operating, investing, and financing activities:

	Fiscal Year Ended
	2018	2017	2016
	(Dollars in thousands)
Total cash provided by (used in):
Operating activities	$49,397	$26,232	$30,747
Investing activities	(85,720)	(4,135)	(3,817)
Financing activities	40,194	(18,132)	(28,024)
Net increase (decrease) in cash	$3,871	$3,965	$(1,094)

Operating Activities

Our net cash provided by operating activities increased by $23.2 million, or 88.3%, for fiscal 2018 compared to fiscal 2017, to $49.4 million from $26.2 million. This increase was primarily due to an increase in operating income of $22.5 million of which $15.8 million was attributable to our MasterCraft segment. Our MasterCraft segment operating income grew from an increase in unit sales volume, price increases, lower warranty costs and reduced retail rebate activity, partially offset by higher material costs. The inclusion of NauticStar increased our operating income by $6.6 million. These increases were partially offset by an increase in cash paid for taxes and an increase in cash payments for interest related to an increase in our term loan balance when compared to the principal balance owed on our term loan during the fiscal year ended June 30, 2017.

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

Investing Activities

Net cash used in investing activities increased $81.6 million for fiscal 2018 compared to fiscal 2017. This increase was primarily due to the acquisition of NauticStar in October 2017, for cash consideration of $80.5 million, net of cash on hand. Remaining capital outlays consisted of purchases for manufacturing infrastructure and expansion activities, molds, and equipment.

Net cash used in investing activities increased $0.3 million, or 8.3%, for fiscal 2017 compared to fiscal 2016. This increase was due to increased capital expenditures driven by increased spending on product development and higher facilities and information technology spending.

Financing Activities

Net financing activities was a source of cash for the fiscal year ended June 30, 2018 of $40.2 million and a use of cash of $18.1 million for the fiscal year ended June 30, 2017. Cash provided by financing activities for the fiscal year ended June 30, 2018 increased $58.3 million primarily from proceeds from issuance of long term debt of $80.8 million, which was partially offset by deferred financing costs of $1.2 million and payments on our term loan facility of $39.3 million, which was an increase of $21.3 million over the fiscal year ended June 30, 2017, during which payments on the Prior Credit Agreement, including repayment of the revolving facility thereunder, were $18.0 million.

Net cash used in financing activities decreased by $9.9 million, or 35.3%, in fiscal 2017 compared to fiscal 2016. This decrease was due primarily to payments during fiscal 2017 of $14.9 million and $3.1 million on our term loan facility and our revolving credit facility under the Prior Credit Agreement, respectively, compared to the net cash used in financing activities of $28.0 million during fiscal 2016 which included proceeds obtained from our initial public offering, net of expenses, which were used to payoff existing debt, a payment of $79.9 million for a special dividend, and the repurchase and retirement of $4.5 million in common stock.

Senior Secured Credit Facility.

In December 2013, we entered into a credit and guaranty agreement (the “Senior Secured Credit Facility”) with Fifth Third Bank. The Senior Secured Credit Facility provided, among other things, provided an initial term loan facility of $25 million and a revolving credit facility of $10 million. In November 2014, we entered into a first amendment to the Senior Secured Credit Facility to, among other things, increase the term loan facility to $50 million, repay all amounts outstanding under our Senior Secured PIK Notes due 2014 and extend the maturity date to November 26, 2019.  In March 2015, we entered into an amended and restated credit and guaranty agreement (the “Amended Credit Agreement”) with Fifth Third Bank. The Amended Credit Agreement amended and restated the Senior Secured Credit Facility to, among other things, increase the term loan facility to $75 million and increase the commitments under the revolving credit facility to $30 million. In

July 2015, we repaid all outstanding borrowings under our term loan facility and our revolving credit facility with the proceeds from our initial public offering and the term loan facility was canceled.

In May 2016, we entered into a Second Amended and Restated Credit and Guaranty Agreement with Fifth Third Bank. The Prior Credit Agreement replaced our Amended Credit Agreement from March 2015 and provided us with an $80 million senior secured credit facility, consisting of a $50 million term loan and a $30 million revolving credit facility. We used the proceeds from the term loan, cash on hand and our revolving credit facility to pay a $79.9 million cash dividend to common stockholders in June 2016.

In October 2017, we entered into a Third Amended Credit Agreement with Fifth Third Bank. The Third Amended Credit Agreement replaced and paid off our Prior Credit Agreement, from May 2016 and provides us with a $145 million senior secured credit facility, consisting of a $115 million Third Term Loan and a $30 million Revolving Credit Facility. A portion of the proceeds from the Third Credit Agreement were used for our acquisition of NauticStar. During the fiscal year ended June 30 ,2018, we made voluntary payments on the Third Term Loan of $35.0 million, out of excess cash.

As of June 30, 2018, the current net revolving line of credit availability was $30.0 million, we were in compliance with all financial covenants and no event of default had occurred.

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any off-balance sheet financings.

Contractual Obligations

As of June 30, 2018, our continuing contractual obligations were as follows:

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(Dollars in thousands)
Long-Term Debt Obligations(1)	$76,656	$5,475	$21,403	$49,778	$—
Interest on Long-Term Debt Obligations(2)	$13,719	$3,281	$8,308	$2,130	$—
Operating Lease Obligations	$1,857	$591	$1,137	$129	$—
Purchase Obligations(3)	$12,847	$2,300	$7,712	$2,835	$—
Total Contractual Obligations	$105,079	$11,647	$38,560	$54,872	$—

(1)	Consists of obligations under our Third Term Loan due October 2022.

(2)

For purposes of this table, future interest payments are calculated based on the assumption that (a) all debt outstanding as of June 30, 2018 remains outstanding until maturity, (b) the per annum rate of interest applicable to the indebtedness as of June 30, 2018 remains constant until maturity, (c) any accrued and unpaid interest prior to June 30, 2018 is excluded and (d) the unused line commitment fee, if applicable, is included at a constant rate per annum against the amount of the unused line as of June 30, 2018 through maturity. Actual borrowing levels and interest costs may differ.

(3)	Consists of minimum purchase amounts under various agreements.

Our dealers have arrangements with certain finance companies to provide secured floor plan financing for the purchase of our products. These arrangements indirectly provide liquidity to us by financing dealer purchases of our products, thereby minimizing the use of our working capital in the form of accounts receivable. A majority of our sales are financed under similar arrangements, pursuant to which we receive payment within a few days of shipment of the product. We have agreed to repurchase products repossessed by the finance companies if a dealer defaults on its debt obligations to a finance company and the boat is returned to us, subject to certain limitations. Our financial exposure under these agreements is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. We have not incurred any losses from a finance company mandated repurchase since the recession. No boats were repurchased during the fiscal years ended June 30, 2018, June 30, 2017 or June 30, 2016. An adverse change in retail sales, however, could require us to repurchase repossessed units upon an event of default by any of our dealers, subject in some cases to an annual limitation. See Note 14 to our audited consolidated financial statements included elsewhere in this Form 10-K for more information related to our obligations under our floor plan financing agreements.

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

We will continue to be an emerging growth company until the earliest to occur of (i) the last day of fiscal year during which we had total annual gross revenues of at least $1.07 billion, (ii) June 30, 2021, which is the last day of our fiscal year following the fifth anniversary of the date of completion of our initial public offering, (iii) the date on which we have, during the previous three-year period, issued more than $1.07 billion in non-convertible debt, or (iv) the date on which we are deemed to be a “large accelerated filer,” as defined under the Exchange Act.

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

We believe that of our significant accounting policies, which are described in full in Note 3 to our audited consolidated financial statements appearing elsewhere in this Form 10-K, and the policies listed below involve the greatest degree of judgment and complexity. Accordingly, we believe these are the most critical to understand in order to evaluate fully our financial condition and results of operations.

Goodwill, Impairment, and Other Indefinite-lived Intangible Assets

We test goodwill for impairment by first assessing qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test or when events or circumstances allow for a quantitative assessment.

In circumstances where we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the fourth quarter, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using the income approach, on a discounted cash flow methodology in the two-step goodwill impairment test. This analysis requires estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted-average cost of capital. The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results and market conditions. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit. Based on the analysis performed, there was no impairment through June 30, 2018 and 2017. The carrying value of our goodwill was $65.8 million and $29.6 million as of June 30, 2018 and 2017, respectively.

We perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to goodwill impairment testing. These qualitative factors include macroeconomics, adverse changes in legal and regulatory environment, loss of key customer or vendor, change in key management, and adverse changes in business climate. In periods in which a new reporting segment is added, which occurred during our fiscal 2018 year due to the acquisition of NauticStar, we performed a quantitative assessment of goodwill and other indefinite-lived intangible assets.  We recorded no impairment related to our indefinite-lived intangible asset through 2018 and 2017, as a result of the qualitative assessment. We performed a qualitative assessment of goodwill and other indefinite-lived intangible assets for the year ended June 30, 2017 to determine if it was more likely than not that the fair value of a reporting unit was less than its carrying amount. Based on the Company’s quantitative assessment for June 30, 2018 and qualitative assessments for June 30, 2017, it was determined that there was no impairment charge related to its intangible assets during the years ended June 30, 2018, or 2017.

Impairment of Other Long-Lived Assets

We periodically evaluate long-lived assets held for use and held for sale, including intangible assets with finite lives which consist of a dealer network, developed technologies, software, and order backlog, whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. Assets are grouped and evaluated for impairment at the lowest level of which there are identifiable cash flows, which is generally at the reporting unit level. Reporting units are reviewed for impairment using factors including, but not limited to, our future operating plans and projected cash flows. We recognize impairment if the sum of the undiscounted future cash flows does not exceed the carrying value of the assets. For impaired assets, we recognize a loss equal to the difference between the net book value of the asset and its estimated fair value. Fair value is based on discounted future cash flows of the asset using a discount rate commensurate with the risk. We did not identify any impairment indicators of such long-lived assets through 2018 and 2017.

Income Taxes

We are subject to income taxes in the United States of America and the United Kingdom. Our effective tax rates differ from the statutory rates, primarily due to changes in the valuation allowance and non-deductible expenses, as further described in the notes to our consolidated financial statements included in this Form 10-K. Our effective tax rate was 24.5%, 37.5% and 44.9% in the fiscal years ended 2018, 2017 and 2016, respectively.

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

Revenue Recognition

We generally manufacture products based on specific orders from dealers and ship completed products only after collectability has been assured. Typically, this involves receiving credit approval from third-party financial institutions or those participating in floor plan financing programs. In some cases, boats are shipped “cash in advance” where third-party credit is unavailable. Revenue associated with sales to dealers is primarily recorded when all of the following conditions have been met:

•	an order for a product has been received;

•	a common carrier signs the delivery ticket accepting responsibility for the product or a company leased truck has delivered the product to a customer (applicable to NauticStar only); and

•	the product is removed from our property for delivery.

If these conditions are generally met, then title passes. Our shipping terms specify that title and risk of loss transfer to the dealer when the boat leaves our facility.

Dealers generally have no rights to return unsold boats. From time to time, however, we may accept returns in limited circumstances and at our discretion under our warranty policy, which generally limits returns to instances of manufacturing defects. We estimate the costs that may be incurred under our basic limited warranty and record a liability in the amount of such costs at the time the product revenue is recognized. We may also be obligated, in the event of default by a dealer, to accept returns of unsold boats under our repurchase commitment to floor plan financing providers, which are able to obtain such boats through foreclosure. We accrue estimated losses when a loss, due to the default of one of our dealers, is determined to be probable and the amount of the loss is reasonably estimable. Refer to Note 9 to our audited consolidated financial statements included elsewhere in this Form 10-K for more information related to our repurchase commitment obligations.

Revenue from boat part sales is recorded as the product is shipped from our location, which is free on board shipping point.

Rebates, Promotions, Floor Plan Financing, and Incentives

We provide for various structured dealer rebate and sales promotions incentives, which are most often recognized as a reduction in net sales at the time of sale to the dealer. Dealer rebate and sales promotions incentives are based on actual wholesale rebate and applicable sales promotion expenses at the time of sale to the dealer. Examples of such programs include seasonal discounts, volume commitment rebates and other allowances.

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

Product Warranties

We provide a limited warranty for our products. Our standard warranties require us or our dealers to repair or replace defective products during the warranty period at no cost to the consumer. We estimate the costs that may be incurred under our basic limited warranty and record as a liability the amount of such costs at the time the product revenue is recognized. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of the recorded warranty liabilities and adjust the amounts as necessary. We utilize historical trends and analytical tools to assist in determining the appropriate warranty liability.

Repurchase Agreements

In connection with our dealers’ wholesale floor plan financing of boats, we have entered into repurchase agreements with various lending institutions. The repurchase commitment is on an individual unit basis with a term from the date it is financed by the lending institution through payment date by the dealer, generally not exceeding two and a half years. Such agreements are customary in the industry and our exposure to loss under such agreements is limited by the resale value of the inventory which is required to be repurchased. We had no repurchase events during the fiscal years ended June 30, 2018, June 30, 2017 or June 30, 2016.

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

Borrowings under the Third Term Loan and Revolving Credit Facility under our Third Credit Agreement are subject to changing interest rates. Although changes in interest rates do not impact our results of operations, the changes could affect the fair value of our debt and related interest payments.

On July 22, 2015, the Company repaid all outstanding borrowings under its $75 million term loan facility and its outstanding borrowings under its $30 million revolving line of credit with the proceeds received from the IPO. The Company carried no outstanding borrowings from July 22, 2015 through May 26, 2016, which is when we entered into the Prior Credit Agreement, which replaced our Amended and Restated Credit Agreement, dated March 13, 2015. The Prior Credit Agreement provided the Company with an $80 million senior secured credit facility, consisting of a $50 million term loan and a $30 million revolving credit facility.

On October 2, 2017, the Company entered into the Third Credit Agreement, which replaced and the Prior Credit Agreement. The Third Amended Credit Agreement provides the Company with a $145 million Senior Secured Credit Facility, consisting of a $115 million Third Term Loan and a $30 million Revolving Credit Facility. Accordingly, the Company had outstanding borrowings at all times during the fiscal year ended June 30, 2018.

A hypothetical 1% increase or decrease in interest rates would have resulted in a $0.7 million change to our interest expense for fiscal 2018.

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

As of the end of the period covered by this Form 10-K Annual Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2018.

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on such assessment our management has concluded that, as of June 30, 2018, our internal control over financial reporting is effective based on those criteria.

Under guidelines established by the SEC, companies are allowed to exclude an acquired business from management’s report on internal control over financial reporting for the first year subsequent to the acquisition while integrating the acquired operations. Accordingly, management has excluded NauticStar from its annual report on internal control over financial reporting as of June 30, 2018. NauticStar represents 49.7% of the Company’s consolidated total assets as of June 30, 2018. See Note 4 to our audited consolidated financial statements included elsewhere in this Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

2. Exhibits

The following documents are filed as a part of this annual report on Form 10-K or are incorporated by reference to previous filings, if so indicated:

ITEM 16.FORM 10-K SUMMARY.

Not Applicable.

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Membership Interest Purchase Agreement, dated October 2, 2017 among MCBC Holdings, Inc., Nautic Star, LLC and each of the other parties thereto	8-K	001‑37502	2.1	10/2/17
3.1	Amended and Restated Certificate of Incorporation of MCBC Holdings, Inc.	10-K	001-37502	3.1	9/18/15
3.2	Amended and Restated By-laws of MCBC Holdings, Inc.	10-K	001-37502	3.2	9/18/15
4.1	Common stock certificate of MCBC Holdings, Inc.	S-1/A	333-203815	4.1	7/15/15
4.2	Warrant to Purchase Common Stock of MCBC Holdings, Inc. dated June 30, 2009	S-1/A	333-203815	4.2	6/25/15
10.1	Registration Rights Agreement among MCBC Holdings, Inc., Wayzata Opportunities Fund II, L.P., Wayzata Opportunities Fund Offshore II, L.P. and Wayzata Recovery Fund, LLC, and each of the other parties thereto, dated July 22, 2015	10-K	001-37502	10.1	9/18/15
10.2†	MCBC Holdings, Inc. 2010 Equity Incentive Plan	S-1/A	333-203815	10.2	6/25/15
10.3†	MCBC Holdings, Inc. Management Incentive Plan (terminated on February 6, 2015)	S-1/A	333-203815	10.3	7/7/15
10.4†	MCBC Holdings, Inc. 2015 Incentive Award Plan	S-1/A	333-203815	10.4	7/15/15
10.5†	Form of Restricted Stock Award Agreement and Grant Notice under 2015 Incentive Award Plan (employee)	S-1/A	333-203815	10.10	7/1/15
10.6†	Form of Stock Option Agreement and Grant Notice under 2015 Incentive Award Plan (employee)	S-1/A	333-203815	10.12	7/7/15
10.7†	Form of Restricted Stock Award Grant Notice under 2015 Incentive Award Plan (director)	S-1/A	333-203815	10.13	7/7/15
10.8†	Senior Executive Incentive Bonus Plan	10-K	001-37502	10.8	9/18/15
10.9†	Non-Employee Director Compensation Policy	S-1/A	333-203815	10.17	7/1/15
10.10†	Employment Agreement between MCBC Holdings, Inc. and Terry McNew, effective as of July 1, 2018	8-K	001-37502	10.1	7/2/18
10.11†	Employment Agreement between MCBC Holdings, Inc. and Timothy M. Oxley, effective as of July 1, 2018	8-K	001-37502	10.2	7/2/18
10.12†	Offer Letter between MCBC Holdings, Inc. and Tim Schieck, dated October 9, 2017					*
10.13	Amended and Restated Credit and Guaranty Agreement among MasterCraft Boat Company, LLC, MasterCraft Services, Inc., MCBC Hydra Boats LLC, MasterCraft International Sales Administration, Inc. as borrowers and other credit parties, various lenders and Fifth Third Bank as the agent and L/C issuer and lender, dated March 13, 2015	S-1/A	333-203815	10.7	6/25/15
10.14	Amended and Restated Security Agreement among MasterCraft Boat Company, LLC, MasterCraft Services, Inc., MCBC Hydra Boats, LLC and MasterCraft International Sales Administration, Inc. and other grantors and Fifth Third Bank as agent, dated March 13, 2015	S-1/A	333-203815	10.8	6/25/15
10.15†	Form of Indemnification Agreement for directors and officers	S-1/A	333-203815	10.9	7/7/15

10.16	Amendment No. 1, dated as of February 18, 2016, to the Amended and Restated Credit and Guaranty Agreement among MasterCraft Boat Company, LLC, MasterCraft Services, Inc., MCBC Hydra Boats LLC, MasterCraft International Sales Administration, Inc. as borrowers and other credit parties, various lenders and Fifth Third Bank as the agent and L/C issuer and lender	8-K	001-37502	10.1	2/19/16
10.17	Second Amended and Restated Credit and Guaranty Agreement, dated May 26, 2016, by and among MasterCraft Boat Company, LLC, MasterCraft Services, Inc., MCBC Hydra Boats LLC, MasterCraft International Sales Administration, Inc. as borrowers and other credit parties, various lenders and Fifth Third Bank as the agent and L/C issuer and lender	8-K	001-37502	10.1	5/27/16
10.18	Amendment No. 1, dated as of August 19, 2016, to the Second Amended and Restated Credit and Guaranty Agreement, dated May 26, 2016, by and among MasterCraft Boat Company, LLC, MasterCraft Services, Inc., MCBC Hydra Boats LLC, MasterCraft International Sales Administration, Inc. as borrowers and other credit parties, various lenders and Fifth Third Bank as the agent and L/C issuer and lender	10-K	001-37502	10.20	9/9/16
10.19†	Form of Performance Stock Unit Award Agreement under 2015 Incentive Award Plan	8-K	001-37502	10.1	8/26/16
10.20	Third Amended and Restated Credit and Guaranty Agreement, dated October 2, 2017, by and among MasterCraft Boat Company, LLC, MasterCraft Services, Inc., MCBC Hydra Boats, LLC, MasterCraft International Sales Administration, Inc., Nautic Star, LLC, NS Transport, LLC and Navigator Marine, LLC as borrowers and other credit parties, various lenders and Fifth Third Bank as the agent and L/C issuer and lender	8-K	001-37502	10.1	10/2/17
21.1	List of subsidiaries of MCBC Holdings, Inc.					*
23.1	Consent of BDO USA, LLP, independent registered public accounting firm					*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

†Indicates management contract or compensatory plan.

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 7, 2018	MCBC HOLDINGS, INC.

	By:	/s/ TERRY MCNEW
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TERRY MCNEW	President and Chief Executive Officer (Principal Executive Officer) and Director
Terry McNew		September 7, 2018

/s/ TIMOTHY M. OXLEY	Chief Financial Officer (Principal Financial and Accounting Officer), Treasurer and Secretary
Timothy M. Oxley		September 7, 2018

/s/ FREDERICK A. BRIGHTBILL	Director
Frederick A. Brightbill		September 7, 2018

/s/ W. PATRICK BATTLE	Director
W. Patrick Battle		September 7, 2018

/s/ DONALD C. CAMPION	Director
Donald C. Campion		September 7, 2018

/s/ TJ CHUNG	Director
TJ Chung		September 7, 2018

/s/ ROCH LAMBERT	Director
Roch Lambert		September 7, 2018

/s/ PETER G. LEEMPUTTE	Director
Peter G. Leemputte		September 7, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

MCBC Holdings, Inc.

Vonore, Tennessee

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of MCBC Holdings, Inc. (the “Company”) and subsidiaries as of June 30, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended June 30, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at June 30, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2015.

Memphis, Tennessee

September 7, 2018

MCBC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except share and per share data)

	2018	2017

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,909	$4,038
Accounts receivable — net of allowances of $51 and $82, respectively	5,515	3,500
Inventories — net (Note 5)	20,467	11,676
Prepaid expenses and other current assets (Note 6)	3,295	2,438
Total current assets	37,186	21,652
Property, plant and equipment — net (Note 7)	22,265	14,827
Intangible assets — net (Note 8)	51,046	16,643
Goodwill (Note 8)	65,792	29,593
Deferred debt issuance costs — net	383	481
Other	252	125
Total assets	$176,924	$83,321
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$17,266	$11,008
Income tax payable	705	780
Accrued expenses and other current liabilities (Note 9)	27,866	21,410
Current portion of long term debt, net of unamortized debt issuance costs (Note 11)	5,069	3,687
Total current liabilities	50,906	36,885
Long term debt, net of unamortized debt issuance costs (Note 11)	70,087	30,790
Deferred income taxes (Note 12)	1,427	953
Unrecognized tax positions (Note 12)	1,982	2,932
Total liabilities	124,402	71,560
COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value per share — authorized, 100,000,000 shares; issued and outstanding, 18,682,338 shares at June 30, 2018 and 18,637,445 shares at June 30, 2017	187	186
Additional paid-in capital	114,052	112,945
Accumulated deficit	(61,717)	(101,370)
Total stockholders' equity	52,522	11,761
Total liabilities and stockholders' equity	$176,924	$83,321

The notes form an integral part of the consolidated financial statements.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands, except share and per share data)

	For the Years Ended June 30,
	2018	2017	2016

NET SALES	$332,725	$228,634	$221,600
COST OF SALES	242,361	165,158	160,521
GROSS PROFIT	90,364	63,476	61,079
OPERATING EXPENSES:
Selling and marketing	13,011	9,380	9,685
General and administrative	19,773	20,474	29,162
Amortization of intangible assets	1,597	107	221
Total operating expenses	34,381	29,961	39,068
OPERATING INCOME	55,983	33,515	22,011
OTHER EXPENSE:
Interest expense	3,474	2,222	1,280
Change in common stock warrant fair value	—	—	3,425
Other income	—	—	(1,212)
INCOME BEFORE INCOME TAX EXPENSE	52,509	31,293	18,518
INCOME TAX EXPENSE	12,856	11,723	8,308
NET INCOME	$39,653	$19,570	$10,210

EARNINGS PER COMMON SHARE:
Basic	$2.13	$1.05	$0.57
Diluted	$2.12	$1.05	$0.56
WEIGHTED AVERAGE SHARES USED FOR COMPUTATION OF:
Basic earnings per share	18,619,793	18,592,885	17,849,319
Diluted earnings per share	18,714,531	18,620,708	18,257,007

The notes form an integral part of the consolidated financial statements.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Dollar amounts in thousands, except share and per share data)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at July 1, 2015	11,139,000	$111	$8,841	$(51,205)	$(42,253)
Sale of common stock in IPO, net of $9,309 in underwriter discounts, commissions and offering expenses	6,071,429	61	81,701	—	81,762
Issuance of shares of common stock warrants and options	864,946	9	12,653	—	12,662
Repurchase and retirement of common stock	(378,417)	(4)	(4,322)	—	(4,326)
Equity-based compensation, net of withholding taxes on equity awards	894,850	9	13,502	—	13,511
Dividends declared				(79,945)	(79,945)
Net income	—	—	—	10,210	10,210
Balance at July 1, 2016	18,591,808	$186	$112,375	$(120,940)	$(8,379)
Equity-based compensation activity	45,637	—	1,019	—	1,019
Offering costs	—	—	(449)	—	(449)
Net income	—	—	—	19,570	19,570
Balance at June 30, 2017	18,637,445	$186	$112,945	$(101,370)	$11,761
Equity-based compensation activity (Note 13)	44,893	1	1,107	—	1,108
Net income	—	—	—	39,653	39,653
Balance at June 30, 2018	18,682,338	$187	$114,052	$(61,717)	$52,522

The notes form an integral part of the consolidated financial statements.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Dollars amounts in thousands, except share and per share data)

	For the Years Ended June 30,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$39,653	$19,570	$10,210
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,086	3,231	3,444
Inventory obsolescence reserve	281	399	359
Amortization of deferred issuance costs	496	361	109
Stock-based compensation	1,186	711	13,687
Loss on extinguishment of debt	—	—	716
Change in common stock warrant fair value	—	—	3,425
Change in interest rate cap fair value	(435)	—	—
Unrecognized tax benefits	(1,199)	743	1,670
Deferred income taxes	557	4,454	(3,923)
Net provision of doubtful accounts	(31)	17	(27)
Loss on disposal of fixed assets	—	10	1

Changes in operating assets and liabilities:
Accounts receivable	(211)	(551)	(286)
Inventories	(2,754)	1,193	(2,086)
Prepaid expenses and other current assets	(763)	(658)	3,348
Income tax receivable	—	5	(5)
Other assets	39	45	(45)
Accounts payable	2,847	(2,104)	(1,697)
Income tax payable	(75)	(328)	884
Accrued expenses and other current liabilities	4,720	(866)	963
Net cash provided by operating activities	49,397	26,232	30,747

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal of assets	96	—	—
Payment for acquisition, net of cash acquired	(80,511)	—	—
Purchases of property and equipment	(5,305)	(4,135)	(3,817)
Net cash used in investing activities	(85,720)	(4,135)	(3,817)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	—	91,071
Proceeds from issuance of long-term debt	80,832	—	50,000
Payments of costs directly associated with offerings	—	(449)	(7,202)
Cash paid for withholding taxes on vested stock	(78)	(4)	—
Excess tax benefits	—	312	—
Principal payments on long-term debt	(39,320)	(14,865)	(71,250)
Proceeds from revolving line of credit	—	—	9,208
Payments on revolving line of credit	—	(3,126)	(14,271)
Repurchase and retirement of common stock	—	—	(4,502)
Payments of debt discount	—	—	(923)
Payments of deferred issuance costs	(1,240)	—	(300)
Dividends paid	—	—	(79,945)
Proceeds from exercise of common stock warrant	—	—	90
Net cash provided by (used in) financing activities	40,194	(18,132)	(28,024)
NET CHANGE IN CASH AND CASH EQUIVALENTS	3,871	3,965	(1,094)

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	4,038	73	1,167
CASH AND CASH EQUIVALENTS — END OF PERIOD	$7,909	$4,038	$73
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$2,976	$2,006	$397
Cash payments for income taxes	$13,549	$6,541	9,635
SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures in accounts payable and accrued expenses	733	—	—
Payment of costs directly associated with the issuance of common stock	—	—	2,107
Issuance of shares of common stock warrants	$—	$—	$12,572

The notes form an integral part of the consolidated financial statements.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data and per unit data)

1.ORGANIZATION AND NATURE OF BUSINESS

MCBC Holdings, Inc. (the “Company”) was formed on January 28, 2000, as a Delaware holding company and operates primarily through its wholly owned subsidiaries, MasterCraft Boat Company, LLC; Nautic Star, LLC; NS Transport, LLC; Navigator Marine, LLC; MasterCraft Services, Inc.; MasterCraft Parts, Ltd.; and MasterCraft International Sales Administration, Inc. The Company and its subsidiaries collectively are referred to herein as the “Company”.

On October 2, 2017, the Company acquired all of the outstanding membership interests and other equity securities of Nautic Star, LLC, a Mississippi limited liability company and its subsidiaries (collectively, “NauticStar”). As a result of the acquisition, the Company consolidates the financial results of NauticStar (see Note 4). Since that date, the Company reports its results of operations under two reportable segments: MasterCraft and NauticStar (see Note 17).

The Company is a designer and manufacturer of premium inboard tournament ski boats and luxury performance V-drive runabouts under the MasterCraft brand and outboard salt water fishing and general recreational boats under the NauticStar brand. The Company also leases a parts warehouse in the United Kingdom to expedite service, primarily to MasterCraft dealers and customers in Europe.

2.BASIS OF PRESENTATION

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.

3.SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Immaterial Correction of Error — During the fourth quarter of fiscal 2018, the Company recorded an out of period adjustment that effected the Consolidated Statement of Operations for the year ended June 30, 2018. The adjustment related to improperly projecting warranty claims based on part sales rather than part costs. The impact of this adjustment resulted in an increase net income of $1,033 for the fiscal year ended June 30, 2018, with a corresponding decrease in accrued expenses and other current liabilities on the consolidated balance sheet as of June 30, 2018.

Management evaluated the effect of the adjustment on the Company’s financial statements under the provision of ASC 250: Accounting Changes and Error Corrections and Staff Accounting Bulletin No. 108:  Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements and concluded that it was immaterial to the current year and prior years’ annual and quarterly financial statements.

Use of Estimates — The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales, and

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share data and per unit data)

expenses and related disclosures. The Company bases these estimates on historical results and various other assumptions believed to be reasonable. The Company’s most significant financial statement estimates include allowances for bad debts, warranty liability, inventory allowance for obsolescence, self-insurance liability, fair value of stock-based compensation, inventory repurchase contingent obligation, uncertain tax positions, impairment of long-lived assets and intangibles subject to amortization, impairment of goodwill and indefinite-lived intangibles, and potential litigation claims and settlements. Actual results could differ from those estimates.

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

Dealer Incentives

The Company provides for various structured dealer rebate and sales promotions incentives, which are recognized as a reduction in net sales, at the time of sale to the dealer. Dealer rebate and sales promotions incentives are based on actual wholesale rebate and applicable sales promotion expenses at the time of sale to the dealer. Examples of such programs include seasonal discounts, volume commitment rebates and other allowances. Dealer rebate and sales promotion incentives recorded during the years ended June 30, 2018, 2017, and 2016, were $6,361, $5,660 and $6,701, respectively.

Rebates may apply to boats already in dealer inventory. These “retail rebates” on boats in the dealer’s inventory are recorded when the rebate is communicated to the dealer. Retail rebates are estimated based on current programs and historical achievement and/or usage rates. Actual results may differ from these estimates if market conditions dictate the need to enhance or reduce sales promotion and incentive programs or if dealer achievement or other items vary from historical trends. Retail rebates recorded during the years ended June 30, 2018, 2017, and 2016, were $1,932, $5,484 and $3,628, respectively.

Accrued rebates are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share data and per unit data)

Floor Plan Reimbursement Costs

The Company participates in various programs whereby it agrees to reimburse its dealers for certain floor plan interest costs incurred by such dealers for limited periods of time, ranging up to nine months. Such costs are included as a reduction in net sales in the consolidated statements of operations and totaled $5,143, $3,705 and $3,472 for the years ended June 30, 2018, 2017, and 2016, respectively.

Shipping and Handling Costs — The Company includes shipping and handling costs billed to customers in net sales in the consolidated statements of operations. The Company includes costs incurred to transport product to customers and internal handling costs, which relate to activities to prepare goods for shipment, in cost of sales. For the years ended June 30, 2018, 2017, and 2016, shipping and handling costs billed to customers totaled $4,774, $4,124 and $4,043, respectively, and shipping and handling costs included in cost of sales totaled $5,526, $3,584 and $3,952, respectively.

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

Cash and Cash Equivalents — The Company considers all highly-liquid investments with an original maturity of three months or less to be cash and cash equivalents. The Company’s cash deposits are in financial institutions located in Tennessee, Mississippi and Ohio and may at times exceed federally insured amounts. The Company had no cash equivalents at June 30, 2018 and 2017.

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

The Company is dependent on third-party equipment manufacturers, distributors, and dealers for certain parts and materials utilized in the manufacturing process. In 2018, 2017, and 2016 the Company purchased all engines for its MasterCraft boats under a supply agreement with one vendor. Total purchases to this vendor were $34,734, $31,075 and $31,232 for 2018, 2017, and 2016, respectively. Total accounts payable to this vendor were $3,227 and $2,291 as of June 30, 2018 and 2017 respectively. In 2018, the Company purchased engines for its NauticStar boats under a supply agreement with one vendor. Total purchases to this vendor were $19,668 for 2018. Total accounts payable to this vendor were $1,261 as of June 30, 2018. The Company is dependent on the ability of its suppliers to provide products on a timely basis and on favorable pricing terms. The loss of certain principal suppliers or a significant reduction in product availability from principal suppliers could have a material adverse effect on the Company. Business risk insurance is in place to mitigate the business risk associated with sole suppliers for sudden disruptions such as those caused by natural disasters.

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

Ranges of asset lives used for depreciation purposes are:

Buildings and improvements	7	-	40	years
Machinery and equipment	3	-	7	years
Furniture and fixtures	3	-	7	years

Goodwill and Other Intangible Assets — The Company does not amortize goodwill and other purchased intangible assets with indefinite lives. All of the Company’s goodwill and intangible assets relate to either our MasterCraft or NauticStar reporting unit (see Note 17). The Company’s intangible assets with finite lives consist of dealer networks, and are carried at their estimated fair values at the time of acquisition, less accumulated amortization. Amortization is recognized on a straight-line basis over the estimated useful lives of the respective assets (see Note 8). Intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate long-lived assets described below.

Impairment of Goodwill and Other Indefinite-Lived Intangible Assets — As the acquisition of NauticStar added a new reporting unit, the Company performed a quantitative assessment of goodwill for the year ended June 30, 2018 to determine if it was more likely than not that the fair value of a reporting unit was less than its carrying amount. The Company performed a qualitative assessment of other indefinite-lived intangible assets for the year ended June 30, 2018 to determine if it was more likely than not that the fair value of a reporting unit was less than its carrying amount. The Company performed a qualitative assessment of goodwill and other indefinite-lived intangible assets for the years ended June 30, 2017 and 2016 to determine if it was more likely than not that the fair value of a reporting unit was less than its carrying amount. Based on the Company’s quantitative assessment of goodwill as of June 30, 2018 and qualitative assessments for the years ended June 30, 2018, 2017, and 2016, it was determined that there was no impairment related to its intangible assets during the years ended June 30, 2018, 2017, and 2016. These assets are reviewed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Impairment of Long-Lived Assets Other Than Indefinite-Lived Assets — The Company assesses the potential for impairment of its long- lived assets if facts and circumstances, such as declines in sales, earnings, or cash flows or adverse changes in the business climate, suggest that they may be impaired. The Company performs its review by comparing the book value of the assets to the estimated future undiscounted cash flows associated with the assets. If any impairment in the carrying value of its long-lived assets is indicated, the assets would be adjusted to an estimate of fair value. The

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share data and per unit data)

Company did not evaluate its long-lived assets for impairment as of June 30, 2018 and 2017 as no triggering event occurred.

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

In determining the amount of current and deferred tax the Company takes into account the impact of uncertain tax positions and whether additional taxes, interest and penalties may be due. The Company believes that its accruals for tax liabilities are adequate for all open tax years based on its assessment of many factors, including interpretations of tax law and prior experience. This assessment relies on estimates and assumptions and may involve a series of judgments about future events. New information may become available that causes the Company to change its judgment regarding the adequacy of existing tax liabilities; such changes to tax liabilities will have an impact on tax expense in the period that such a determination is made. The income tax effects of the differences we identify are classified as long-term deferred tax assets and liabilities in our Consolidated Balance Sheets as of June 30, 2018 and June 30, 2017, following the adoption of ASU 2015-17, Income Taxes during the year ended June 30, 2016.

Product Warranties — The Company offers warranties on the sale of certain products for a period of up to five years for its MasterCraft branded products and up to one year for its NauticStar branded products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimates of the level of future claims, and are subject to adjustment as actual claims are determined or as changes in the obligations become reasonably estimable. Such costs are included in cost of sales in the consolidated statements of operations.

Research and Development — Research and development expenditures are expensed as incurred. The amount charged against the years ended June 30, 2018, 2017, and 2016 was $4,933, $3,550 and $3,508, respectively, and is included in operating expenses in the consolidated statements of operations.

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

Deferred Financing Costs — Certain costs incurred to obtain financing are capitalized and amortized over the term of the related debt using the effective interest method. For the years ended June 30, 2018, 2017, and 2016 the Company incurred deferred financing costs of $1,240, —, and $300, respectively. For the year ended June 30, 2017 the Company did not incur any deferred financing costs. For the years ended June 30, 2018, 2017, and 2016 the Company recorded amortization of $496, $361 and $85, respectively.

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

Advertising — Advertising costs are expensed as incurred. The amount charged against operations during the years ended June 30, 2018, 2017, and 2016, was $6,787, $5,201 and $5,725, respectively, and is included in selling and marketing expenses in the consolidated statements of operations.

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

Segment Information — Operating segments are identified as components of an enterprise about which discrete financial information is available for evaluation by the chief operating decision maker in making decisions on how to allocate resources and assess performance. The Company views its operations in two operating segments based on product brand consisting of the MasterCraft brand and the NauticStar brand.

New Accounting Pronouncements Issued But Not Yet Adopted

In June 2018, the Financial Accounting Standards Board (the “FASB”) issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This guidance provides clarity and reduces complexity when applying the guidance in Topic 718, Compensation—Stock Compensation to the term or condition of share-based payments to nonemployees. ASU 2018-07 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2018. The Company is currently evaluating the effect that the adoption of this new guidance is expected to have on our financial position or results of operations and related disclosures. This guidance will be adopted for our fiscal year beginning July 1, 2019.

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. This guidance provides clarity and reduces complexity when applying the guidance in Topic 718, Compensation—Stock Compensation to a change to the term or condition of a share-based payment. ASU 2017-09 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. This guidance will not have a material impact on our financial position or results of operations and related disclosures and was adopted for our fiscal year beginning July 1, 2018.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The guidance clarifies the definition of a business that provides a two-step analysis in the determination of whether an acquisition or derecognition is a business or an asset. The update removes the evaluation of whether a market participant could replace any missing elements and provides a framework to assist entities in evaluating whether both an input and a substantive process are present. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods and early adoption is permitted for transactions that meet specified criteria. This guidance is to be applied on a prospective basis for transactions that occur

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share data and per unit data)

after the effective date. This guidance will not have a material impact on our financial position or results of operations and related disclosures and was adopted for our fiscal year beginning July 1, 2018.

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

In May 2014, the FASB and International Accounting Standards Board jointly issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which includes new principles-based accounting guidance for revenue recognition that will supersede virtually all existing revenue guidance. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. To achieve the core principle, the guidance establishes the following five steps: 1) identify the contract(s) with a customer, 2) identify the performance obligation in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also details the accounting treatment for costs to obtain or fulfill a contract. Lastly, disclosure requirements have been enhanced to provide sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09, as amended, became effective for the Company on July 1, 2018.

The Company will use the modified retrospective approach in applying the new standard. Based on the Company’s assessment, it will continue to recognize revenue at the point in time at which control transfers to its customers (either upon shipment or upon delivery, depending on the contract terms). As such, the timing of revenue recognition will be largely consistent for the majority of the Company’s performance obligations. However, the Company expects an impact from the new standard for dealers who are offered retail promotions which are currently recorded at the later of when the program has been communicated to the dealer or at the time of sale. Under the new standard, the Company will recognize an estimate of these retail promotions as variable consideration at the time of sale to a dealer. As a result, the Company will have a change in the timing of recording retail promotions and rebates. Although we are still finalizing the impact to retained earnings as of June 30, 2018, we expect the total range of adjustment, after the effect of taxes, to be a decrease to retained earnings of $2.5 million to $3.5 million. The Company is still assessing potential impacts the new standard will have on its disclosures.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flow, and other Topics. ASU 2016-15 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. This guidance will not have a material impact on our financial position or results of operations and related disclosures and was adopted for our fiscal year beginning July 1, 2018.

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

New Accounting Pronouncements Issued And Adopted

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This guidance identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods with early adoption permitted. This guidance does not have a material impact on our financial position or results of operations and related disclosures and was adopted for our fiscal year beginning July 1, 2017.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory.  This ASU changes the measurement principle for inventories valued under the FIFO or weighted-average methods from the lower of cost or market to the lower of cost and net realizable value.  Net realizable value is defined by the FASB as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods with early adoption permitted. This guidance does not have a material impact on our financial position or results of operations and related disclosures and was adopted for our fiscal year beginning July 1, 2017.

There are no other recently issued accounting pronouncements that are expected to have a material impact on our financial position or results of operations and related disclosures.

4. ACQUISITION

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

The total consideration has been allocated to the assets acquired and liabilities assumed based on estimates of their fair values as of the date of acquisition. The Company has recorded the tangible and intangible assets acquired and liabilities

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share data and per unit data)

assumed based on their fair values as of October 2, 2017. The measurements of fair value were based upon estimates utilizing the assistance of third party valuation specialists.

The following table summarizes the purchase price allocation based on the estimated fair values of the assets acquired and liabilities assumed of NauticStar at the acquisition date:

Purchase Price:
Cash paid, net of cash acquired	$80,511

Recognized amounts of identifiable assets acquired and (liabilities assumed), at fair value:
Accounts receivable	$1,773
Inventories	6,358
Other current assets	94
Indemnification asset	166
Deferred income taxes	83
Property, plant and equipment	4,945
Identifiable intangible assets	36,000
Current liabilities	(4,858)
Unrecognized tax positions	(249)
Fair value of assets acquired and liabilities assumed	44,312
Goodwill	36,199
$80,511

The fair value estimates for the Company’s identifiable intangible assets acquired as part of the acquisition are as follows:

	Estimates of Fair Value	Estimated Useful Life (in years)
Definite-lived intangible:
Dealer network	$20,000	10
Indefinite-lived intangible:
Trade name	16,000
Total identifiable intangible assets	$36,000

The value allocated to inventories reflects the fair value of the acquired inventory based on the sales price of the inventory, less cost to complete and a reasonable profit margin. The value allocated to accounts receivable represents the fair value of the acquired receivables based on the expected collection of those receivables. The fair value of the identifiable intangible assets were determined based on the following approaches:

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

The fair value of the definite-lived intangible asset is being amortized using the straight-line method to amortization of intangible assets expense over the estimated useful life. Indefinite-lived intangible assets are not amortized, but instead are evaluated for potential impairment on an annual basis in accordance with the provisions of ASC Topic 350, Intangibles—Goodwill and Other. The weighted average useful life of identifiable definite-lived intangible assets acquired was 10 years. Goodwill of $36,199 arising from the acquisition consists of future growth prospects including dealer expansion into new geographic markets and capacity expansion as well as intangible assets that do not qualify for separate recognition such as an assembled workforce. The indefinite-lived intangible asset and goodwill acquired are expected to be deductible for income tax purposes.

The value allocated to property, plant and equipment reflects the fair value of the acquired property, plant and equipment using a combination of the income, cost, and market approaches, which are primarily based on significant Level 2 and Level 3 assumptions, such as estimates of absorption period, lease-up costs, market rent, operating expenses, and terminal capitalization and discount rates.

Acquisition related costs of $1,486, which were incurred by the Company during the fiscal year ended June 30, 2018, were expensed during the period, and are included in general and administrative expenses in the consolidated statement of operations.

Pro Forma Financial Information:

The following unaudited pro forma consolidated results of operations for the fiscal year ended June 30, 2018, June 30, 2017 and June 30, 2016, assumes that the acquisition of NauticStar occurred as of July 1, 2016. The unaudited pro forma financial information combines historical results of MasterCraft and NauticStar, with adjustments for depreciation and amortization attributable to preliminary fair value estimates on acquired tangible and intangible assets for the respective periods. Non-recurring pro forma adjustments associated with the fair value step up of inventory were included in the reported pro forma cost of sales and earnings. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal year 2016 or the results that may occur in the future:

	Fiscal Years Ended
	2018	2017	2016
Net sales	$350,794	$305,505	$285,321
Net income	$41,802	$22,592	$10,327
Basic earnings per share	$2.25	$1.22	$0.58
Diluted earnings per share	$2.23	$1.21	$0.57

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share data and per unit data)

5.INVENTORIES

Inventories at June 30, 2018 and 2017 consisted of the following:

	2018	2017
Raw materials and supplies	$9,587	$7,164
Work in process	2,822	1,772
Finished goods	9,026	3,427
Obsolescence reserve	(968)	(687)
Total inventories	$20,467	$11,676

Activity in the obsolescence reserve was as follows for the years ended June 30, 2018 and 2017:

	2018	2017
Beginning balance	$(687)	$(332)
Additions for NauticStar acquisition	(39)	—
Charged to costs and expenses	(462)	(399)
Disposals	220	44
Ending balance	$(968)	$(687)

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at June 30, 2018 and 2017, consisted of the following:

	2018	2017
Prepaid photo shoot	$273	$497
Insurance	974	765
Trade show deposits	111	73
Interest rate cap	525	90
Other	1,412	1,013
Total prepaid expenses and other current assets	$3,295	$2,438

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share data and per unit data)

7.PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment — net at June 30, 2018 and 2017, consisted of the following:

	2018	2017
Land and improvements	$1,725	$1,125
Buildings and improvements	11,960	8,208
Machinery and equipment	22,570	16,189
Furniture and fixtures	943	847
Construction in progress	3,564	3,465
Total property, plant, and equipment	40,762	29,834
Less accumulated depreciation	(18,497)	(15,007)
Property, plant, and equipment — net	$22,265	$14,827

Depreciation expense for the years ended June 30, 2018, 2017, and 2016 was $3,489, $3,124 and $3,223, respectively.

8.GOODWILL AND OTHER INTANGIBLE ASSETS

As of June 30, 2018 and 2017, details of the Company’s goodwill were as follows:

	2018	2017
Goodwill attributable to MasterCraft	$29,593	$29,593
Goodwill attributable to NauticStar	36,199	—
Total goodwill	$65,792	$29,593

As of June 30, 2018 and 2017, details of the Company’s other intangible assets were as follows:

	June 30, 2018
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Dealer network	$21,590	$(2,544)	$19,046
Total amortizable intangible assets	21,590	(2,544)	19,046
Trade names	32,000	—	32,000
Total intangible assets	$53,590	$(2,544)	$51,046

	June 30, 2017
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Dealer network	$1,590	$(947)	$643
Total amortizable intangible assets	1,590	(947)	643
Trade names	16,000	—	16,000
Total intangible assets	$17,590	$(947)	$16,643

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share data and per unit data)

The amortizable intangible assets reflected in the table above were determined by management to have finite lives. The useful life for the MasterCraft and NauticStar dealer network intangible, which is 14 years and 10 years, respectively, was based on the average tenure of the dealer group. The trade names have been determined to have indefinite lives and are not being amortized, based on management’s expectation that trade names will generate cash flows for an indefinite period. Management expects to maintain usage of the trade names on existing products and introduce new products in the future under the trade names, thus extending their lives indefinitely.

Amortization expense for the years ended June 30, 2018, 2017, and 2016, was $1,597, $107 and $221, respectively. Estimated amortization expense for the five years subsequent to June 30, 2018, is shown in the following table:

Fiscal years ending June 30,
2019	$2,107
2020	2,107
2021	2,107
2022	2,107
2023	2,107
and thereafter	8,511
Total	$19,046

9.ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at June 30, 2018 and 2017, consisted of the following:

	2018	2017
Warranty	$13,077	$12,237
Self-insurance	703	763
Compensation and related accruals	2,995	1,691
Inventory repurchase contingent obligation	1,274	1,008
Interest	1,472	1,008
Dealer incentives	4,628	2,755
Other	3,717	1,948
Total accrued expenses and other current liabilities	$27,866	$21,410

The following table provides a roll forward of the accrued warranty liability for the years ended June 30, 2018 and 2017:

	2018	2017
Beginning balance	$12,237	$11,392
Additions for NauticStar acquisition	945	—
Provisions	6,523	4,723
Payments made	(4,427)	(3,052)
Adjustments to preexisting warranties	(2,201)	(825)
Ending balance	$13,077	$12,237

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share data and per unit data)

Activity in dealer incentives for the years ended June 30, 2018 and 2017 was as follows:

	2018	2017
Beginning balance	$2,755	$4,336
Additions for NauticStar acquisition	57	—
Provisions	8,414	11,160
Payments made	(6,598)	(12,741)
Ending balance	$4,628	$2,755

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

The following summarizes the basis used to measure certain financial assets and liabilities at fair value as of June 30, 2018:

	2018 Fair Value Measurements Using
	Level 1	Level 2	Level 3
Asset — interest rate cap	$—	$525	$—

The following summarizes the basis used to measure certain financial assets and liabilities at fair value as of June 30, 2017:

	2017 Fair Value Measurements Using
	Level 1	Level 2	Level 3
Asset — interest rate cap	$—	$90	$—

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share data and per unit data)

The interest rate cap is valued utilizing pricing models taking into account inputs such as interest rates and notional amounts. Fair value measurements for the Company’s interest rate cap are classified under Level 2 because such measurements are based on significant other observable inputs. There were no transfers of assets or liabilities between Level 1 and Level 2 during the fiscal year ended June 30, 2018.

11. LONG-TERM DEBT

Long-term debt outstanding at June 30, 2018 and 2017 is as follows:

	2018	2017
Revolving credit facility	$—	$—
Senior secured term loan	76,656	35,135
Debt issuance costs on term loan	(1,500)	(658)
Total debt	75,156	34,477
Less current portion of long-term debt	5,475	3,904
Less current portion of debt issuance costs on term loan	(406)	(217)
Long-term debt — less current portion	$70,087	$30,790

In December 2013, certain of the Company’s subsidiaries entered into a credit and guaranty agreement with Fifth Third Bank, as the agent and letter of credit issuer, SunTrust Bank as the syndication agent and the other lenders party thereto, the (“Senior Secured Credit Facility”). The Senior Secured Credit Facility provided, among other things, for (i) an initial term loan commitment of $25,000; and (ii) a revolving loan commitment of $10,000.  In November 2014, the Company entered into a first amendment to the Senior Secured Credit Facility to, among other things, increase the term loan facility to $50,000, repay all amounts outstanding under our Senior Secured PIK Notes due 2014 with the additional borrowings under our Term Loan Facility and extend the maturity date to November 26, 2019.  In March 2015, the Company entered into an Amended and Restated Credit and Guaranty Agreement (the “First Amended Credit Agreement”) which increased the term loan commitment from $50,000 to $75,000 and increased the revolving loan to $30,000. The Company initially borrowed $20,000 on the revolving loan and repaid $10,000 during March 2015. The Company used $44,000 of the proceeds to pay a cash dividend to common stockholders in March 2015.

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

In May 2016, the Company entered into a Second Amended and Restated Credit and Guaranty Agreement with Fifth Third Bank, as the agent and letter of credit issuer, and the lenders party thereto (the “Prior Credit Agreement”). The Prior Credit Agreement replaced the Company’s First Amended Credit Agreement, dated March 13, 2015 (as amended in February 2016). The Prior Credit Agreement provided the Company with an $80,000 senior secured credit facility, consisting of a $50,000 term loan and a $30,000 revolving credit facility. The Company used the proceeds to pay a $79,945

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share data and per unit data)

cash dividend to common stockholders in June 2016.  The cash dividend payment per share was $4.30 based on shares outstanding as of June 6, 2016.

On October 2, 2017, the Company entered into a Third Amended and Restated Credit and Guaranty Agreement with Fifth Third Bank, as the agent and letter of credit issuer, and the lenders party thereto (the “Third Amended Credit Agreement”). The Third Amended Credit Agreement replaced and paid off the Company’s Prior Credit Agreement, dated May 27, 2016. The Third Amended Credit Agreement provides the Company with a $145,000 senior secured credit facility, consisting of a $115,000 term loan (the “Third Term Loan”) and a $30,000 revolving credit facility. A portion of the proceeds from the Third Amended Credit Agreement were used for the Company’s acquisition of NauticStar. The Third Amended Credit Agreement is collateralized by a first-priority security interest in substantially all of the Company’s assets. Obligations under the Third Amended Credit Agreement are guaranteed by the Company and each of its domestic subsidiaries.

The Third Amended Credit Agreement bears interest, at the Company’s option, at either the prime rate plus an applicable margin ranging from 0.75% to 1.75% or at an adjusted LIBOR plus an applicable margin ranging from 1.75% to 2.75%, in each case based on the Company’s senior leverage ratio. Based on the Company’s senior leverage ratio for the fiscal year ended June 30, 2018, the applicable margin for loans accruing interest at the prime rate is 1.00% and the applicable margin for loans accruing interest at LIBOR is 2.00%.  In connection with the Third Amended Credit Agreement, the Company paid $1,240 of deferred financing costs. The Third Term Loan will mature and all remaining amounts outstanding thereunder will be due and payable on October 2, 2022. During the fiscal year ended June 30, 2018, the Company made voluntary payments on the Third Term Loan of $35,000 out of excess cash. As of June 30, 2018 and June 30, 2017, the Company’s unamortized deferred financing costs were $1,883 and $1,139, respectively. These costs are being amortized over the term of the Third Amended Credit Agreement.

The Company had no borrowings under the revolving credit facilities as of June 30, 2018 and June 30, 2017. As of June 30, 2018 and 2017, the Company had net availability of $30,000 and $29,750, respectively.  Availability was reduced by outstanding letters of credit of $250 at June 30, 2017. As of June 30, 2018 and 2017, the effective interest rate on borrowings outstanding were 4.280% and 3.803%, respectively. As of June 30, 2018 the Company was in compliance with all of its debt covenants under its Third Amended Credit Agreement.

Long-term debt maturities for the Third Term Loan subsequent to June 30, 2018 are as follows:

Fiscal years ending June 30,
2019	$5,475
2020	5,973
2021	7,466
2022	7,964
2023	49,778
Total	$76,656

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share data and per unit data)

12. INCOME TAXES

Earnings from continuing operations before income taxes and equity by jurisdiction were all in the U.S. except for income of $112 and a loss of $53 in 2018 and 2017, respectively.

For the years ended June 30, the components of the provision for income taxes are as follows:

	For the Years Ended June 30,
	2018	2017	2016
Current income tax expense:
Federal	$12,140	$5,803	$10,530
State	276	1,584	2,020
Benefit of operating loss carryforwards	(117)	(118)	(319)
Total current tax expense	12,299	7,269	12,231
Deferred tax expense (benefit):
Federal	525	4,154	(3,583)
State	32	300	(340)
Total deferred tax expense (benefit)	557	4,454	(3,923)
Income tax expense	$12,856	$11,723	$8,308

The difference between the statutory and the effective federal tax rate for the periods below is attributable to the following:

	For the Years Ended June, 30
	2018	2017	2016
Statutory income tax rate	28.06%	35.00%	35.00%
State taxes (net of federal income tax benefit and valuation allowance)	2.32	2.83	0.41
Change in valuation allowance	—	—	0.06
Tax credits	(0.44)	(0.62)	(2.82)
Revalue of deferred taxes for change in federal tax rate	(1.23)	—	—
Uncertain tax positions	(1.73)	1.93	6.06
Permanent differences	(2.41)	(1.72)	6.36
Other	(0.02)	0.04	(0.21)
Effective income tax rate	24.55%	37.46%	44.86%

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share data and per unit data)

As of June 30, 2018 and 2017, a summary of the significant components of the Company’s deferred tax assets and liabilities was as follows:

	2018	2017
Deferred tax assets:
Warranty reserves	$2,898	$4,392
Repurchase agreements	247	362
Other reserves	—	121
Unrecognized tax benefits	357	859
Stock Compensation	467	336
State net operating loss	130	130
Foreign net operating loss	81	104
Valuation allowance	(211)	(234)
Total deferred tax assets	3,969	6,070
Deferred tax liabilities:
Depreciation	(1,262)	(984)
Intangible asset basis difference	(4,009)	(6,037)
Other	(125)	(2)
Total deferred tax liabilities	(5,396)	(7,023)
Net deferred tax liabilities	$(1,427)	$(953)

	2018	2017
Noncurrent deferred tax liabilities	(1,427)	(953)
Net deferred tax liabilities	$(1,427)	$(953)

The Tax Cuts and Jobs Act (“Tax Reform Act”), which became effective December 22, 2017, overhauls U.S. corporate income tax law by lowering the U.S. federal corporate income tax rate from 35% to 21% (blended rate in year one for fiscal year filers), implementing a territorial tax system, imposing a one time “deemed repatriation” tax on all untaxed offshore earnings, and adding/modifying/deleting several major tax deductions significant to the Company.

The Company’s deferred tax liabilities decreased $647 from the impact of the corporate tax rate change from the Tax Reform Act.

The Company has state net operating loss (NOL) carryforwards of $3,013 that expire in varying years ranging from June 30, 2024 to June 30, 2029, and foreign NOL carryforwards of $387 that can be carried forward indefinitely. However, the Company determined that it is more likely than not that the benefit from these state and foreign NOL carryforwards will not be realized.  In recognition of this risk, the Company has provided a full valuation allowance on the deferred tax assets relating to these state and foreign NOL carryforwards.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding accrued amounts for interest and penalties, is as follows:

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share data and per unit data)

	2018	2017
Balance at July 1	$2,442	$2,054
Additions based on tax positions related to the current year	373	413
Additions for tax positions of prior years	180	—
Reductions for tax positions of prior years	(61)	(25)
Settlements of tax positions from prior years	(1,223)	—
Balance at June 30	$1,711	$2,442

Of this total, $1,308 and $910 as of June 30, 2018 and 2017, respectively represent the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The total amount of interest and penalties recorded in the consolidated statements of operations for the years ended June 30, 2018, and 2017 was a benefit of $288 and an expense of $355, respectively. The amounts accrued for interest and penalties at June 30, 2018 and 2017 were $271 and $490 respectively and is presented in unrecognized tax positions on the accompanying consolidated balance sheets.

In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of June 30, 2018, the Company has not made a provision for U.S. or additional foreign withholding taxes on investments in foreign subsidiaries that are indefinitely reinvested. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances.

The Company and its subsidiaries are subject to U.S. federal income tax, as well as various other income state taxes and foreign income taxes. The Company is no longer subject to examination by taxing authorities for years before June 30, 2015. The Company expects the total amount of unrecognized benefits to increase by approximately $506 in the next twelve months. The Company records unrecognized tax benefits as liabilities in accordance with ASC 740 and adjust these liabilities when its judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.

13.STOCK-BASED COMPENSATION

During fiscal year ended June 30, 2015 the Company adopted the Amended and Restated MCBC Holdings, Inc. 2015 Incentive Award Plan (“2015 Plan”) in order to facilitate the grant of cash and equity incentives to non-employee directors, employees, and consultants of the Company and certain of its affiliates and to enable the Company and certain of its affiliates to obtain and retain the services of these individuals, which is essential to our long-term success. In July 2015, the Board amended and restated the Company's 2015 Plan which became effective just prior to the closing of the Company’s initial public offering to increase the shares available for issuance under the 2015 Plan from 1,518,958 shares to 2,458,633 shares. The Plan provides for the grant of stock options, including incentive stock options, or ISOs, and nonqualified stock options, or NSOs, restricted stock, dividend equivalents, stock payments, restricted stock units, or RSUs, restricted stock awards, or RSAs, deferred stock, deferred stock units, performance awards, stock appreciation rights, or SARs, performance stock units, or PSUs, and cash awards.  As of June 30, 2018, there were 1,675,427  shares available for issuance under the 2015 Plan.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share data and per unit data)

Restricted Stock Awards

In May 2015, the Company granted to certain employees 841,585 shares of restricted stock under the 2015 Plan. For accounting purposes, the vesting conditions were not probable at the time of the grant. Upon completion of the IPO in July 2015, the vesting conditions had been met at which time the restricted shares had a per share fair value of $15.00, which was the initial public offering price. The award included performance conditions that were based on either an initial public offering or a change in control and until consummation of the event it was not considered probable for accounting purposes.  In July 2015, the Company granted 47,146 shares of restricted stock under the 2015 Plan to certain non-employee directors at a per share fair value of $15.66, which was the closing price of the stock on July 24, 2015. For these restricted stock awards, the Company recognized stock-based compensation through the vesting date on a straight-line basis over 181 days from the Company’s initial public offering date. In April 2016, the Company granted 6,140 shares of restricted stock under the 2015 Plan to certain non-employee directors at a per share fair value of $13.41, which was the closing price of the stock on April 2, 2016. For these restricted stock awards, the Company recognized stock-based compensation through the vesting date of June 30, 2016.

Beginning in fiscal year 2017, all RSAs granted to non-employees vest over the remainder of that fiscal year, and all RSAs granted to employees vest in three equal annual installments. Additionally, all RSAs have been granted under the 2015 Plan at a per share fair value equal to the market value of the Company’s common stock on the grant date.

The Company had the following restricted stock award activity during fiscal 2018: July 2017, certain employees were granted 23,932 RSAs; July 2017, certain non-employee directors were granted 17,064 RSAs; November 2017, certain employees were granted 5,759 RSAs; and, June 2018, certain employees were granted 896 RSAs.

The Company had the following restricted stock award activity during fiscal 2017: August 2016, certain employees were granted 28,391 RSAs; August 2016, certain non-employee directors were granted 10,770 RSAs; December 2016, two new non-employee directors were granted 5,572 RSAs; January 2017, a new non-employee director was granted 1,968 RSAs; and, May 2017 a new non-employee director was granted 430 RSAs.

During the fiscal years ended June 30, 2018, 2017 and 2016, the Company recognized $616, $321, and $13,444, respectively, in stock-based compensation from RSAs.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share data and per unit data)

A summary of restricted stock award activity for the years ended June 30, 2018, 2017 and 2016, is as follows:

	Number of Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value
Total Non-vested Restricted Stock Awards at June 30, 2015	—	$—
Granted	894,850	15.02
Vested	(894,850)	15.02
Forfeited	—	—
Total Non-vested Restricted Stock Awards at June 30, 2016	—	$—
Granted	47,131	12.22
Vested	(18,740)	18.94
Forfeited	(1,974)	19.55
Total Non-vested Restricted Stock Awards at June 30, 2017	26,417	$12.22
Granted	47,651	19.88
Vested	(25,870)	16.79
Forfeited	(4,888)	15.89
Total Non-vested Restricted Stock Awards at June 30, 2018	43,310	$17.28

Performance Stock Units

In August 2016, the Company began to grant performance stock units (“PSUs”) under its 2015 Plan to certain employees. The value is based on long-term market performance targets using a Monte Carlo Simulation model, which considers the likelihood of all possible outcomes and determines the number of shares expected to vest under each simulation and the expected stock price at that level.  The awards will be earned based upon the Company’s obtainment of certain performance criteria over a three-year period. The performance period for the awards commence on July 1 of the fiscal year in which they were granted and continue for a three-year period, ending on June 30 of the applicable year.  Following the determination of the Company’s achievement with respect to the performance criteria, the amount of shares awarded will be subject to adjustment based upon the application of a total shareholder return (“TSR”) modifier. The probability of achieving the performance criteria is assessed quarterly, and compensation expense is recognized ratably over the performance period in accordance with ASC 718, Compensation—Stock Compensation.

The Company had the following PSU activity during fiscal 2018: July 2017, certain employees were granted 23,929 PSUs; and November 2017, certain employees were granted 2,487 PSUs.

The Company had the following PSU activity during fiscal 2017: August 2016, certain employees were granted 42,586 PSUs.

The Company recognized $355 and $150 in stock-based compensation expense from these PSUs during the fiscal year ended June 30, 2018 and June 30, 2017, respectively.

A summary of performance stock award activity for the years ending June 30, 2018, 2017 and 2016, is as follows:

Number of Performance Stock Units Outstanding	Weighted Average Grant Date Fair Value

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share data and per unit data)

Total Non-vested Performance Stock Units at June 30, 2016	—	$—
Granted	42,586	11.85
Vested	—	—
Forfeited	(1,974)	11.85
Total Non-vested Performance Stock Units at June 30, 2017	40,612	$11.85
Granted	26,416	19.62
Vested	—	—
Forfeited	(7,700)	14.42
Total Non-vested Performance Stock Units at June 30, 2018	59,328	$14.98

Nonqualified Stock Options

In July 2015, the Company granted 137,786 NSOs to certain employees at an option price equal to the $15.00 per share of the Company’s common stock, which was the initial public offering price, which vest in 25% increments annually on each of the first four anniversaries of the grant date. During the fiscal year ended June 30, 2018 and 2017, the Company recognized $215 and $240, respectively, from these NSOs in stock-based compensation.

The Company estimated the grant date fair value of stock options using the Black-Scholes pricing model assuming a risk-free interest rate of 1.93%, an expected term of 6.25 years, no dividend yield and a volatility rate of 56.7%. The Company determined that it did not have sufficient information on which to base a reasonable and supportable estimate of expected volatility of its share price, because of limited or no active stock transactions with third parties. Therefore, the Company has selected to use the calculated value method. Under this method, the Company used comparable public companies to estimate expected volatility. The Company used historical data to estimate option exercise and post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

A summary of option activity for the years ending June 30, 2018, 2017 and 2016 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Yrs.)	Value
Outstanding at June 30, 2015	86,985	$4.03	4.7	$833
Granted	137,786	$15.00	10.0	$—
Exercised	(86,985)	$4.03	—	$—
Forfeited or expired	(15,146)	$15.00	—	$—
Outstanding at June 30, 2016	122,640	$10.70	9.1	$43
Granted	—	$—	—	$—
Exercised	(1,578)	$10.70	—	$—
Forfeited or expired	(4,734)	$10.70	—	$—
Outstanding at June 30, 2017	116,328	$10.70	8.1	$1,030
Granted	—	$—	—	$—
Exercised	(10,905)	$10.70	—	$—
Forfeited or expired	(12,298)	$10.70	—	$—
Outstanding at June 30, 2018	93,125	$10.70	7.1	$1,700

Fully vested and exercisable at June 30, 2016	—	$—	—	$—

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share data and per unit data)

Fully vested and exercisable at June 30, 2017	29,084	$10.70	8.1	$257
Fully vested and exercisable at June 30, 2018	41,111	$10.70	7.1	$750

Pursuant to the terms of the 2015 Plan, the exercise price of options were reduced by $4.30, the amount of the special cash dividend paid on June 10, 2016, from an exercise price of $15.00 to an exercise price of $10.70. The other terms of the options remain unchanged.

14. COMMITMENTS AND CONTINGENCIES

The Company leases equipment and warehouse space under operating lease agreements expiring through 2024. Rental expense was $666, $603, and $468 during the years ended June 30, 2018, 2017, and 2016, respectively. Future minimum rental payments under all non-cancelable operating leases with remaining lease terms in excess of one year at June 30, 2018, are as follows:

Fiscal years ending June 30,
2019	$598
2020	414
2021	396
2022	352
2023	137
and thereafter	1
Total	$1,898

Under certain conditions, the Company is obligated to repurchase new inventory repossessed from dealerships by financial institutions that provide credit to boat dealerships. Under the terms of these repurchase agreements, the Company is obligated to repurchase inventory repossessed by these financial institutions for a period ranging from 18 months to 30 months from the date of the original sale of the products to the respective dealers. Repossession of products by the financial institutions normally occurs when a dealer goes out of business or defaults with a lender. The maximum obligation of the Company under such floor plan agreements aggregated approximately $129,492 and $94,046 as of June 30, 2018 and 2017, respectively. No units were repurchased for the fiscal year ended 2018. The Company recorded a liability of $1,265 and $1,008 as of June 30, 2018 and 2017, respectively, after giving effect to proceeds anticipated to be received from the resale of those products to alternative dealers, and taking into consideration the credit quality of the dealers.

The Company is engaged in an exclusive contract with Ilmor Marine to provide engines for its MasterCraft boats. This contract makes Ilmor Marine the only supplier to MasterCraft for in-board engines and expires June 30, 2023. The Company is obligated to purchase a minimum number of engines during each model year and penalties can be assessed if the Company does not meet the purchase requirements. The Company did not incur any penalties related to engine purchase shortfalls for the years ended June 30, 2018 and 2017. Estimated purchases under the agreement range from approximately $26,000 to $30,000 for each of the upcoming years ending June 30, 2019 through 2023.

The Company is engaged in an exclusive contract with Yamaha Motors to provide engines for its NauticStar boats. This contract makes Yamaha Motors the only supplier to NauticStar for out-board engines and expires June 30, 2023. The Company is obligated to purchase a minimum number of engines during each model year and penalties can be assessed if the Company does not meet the purchase requirements. The Company did not incur any penalties related to engine purchase shortfalls for the year ended June 30, 2018. Estimated purchases under the agreement range from approximately $23,000 to $26,000 for each of the upcoming years ending June 30, 2019 and 2020.

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share data and per unit data)

Future minimum purchase commitments under supply and other agreements are as follows:

Fiscal years ending June 30,
2019	$2,300
2020	3,112
2021	2,300
2022	2,300
2023	2,835
and thereafter	—
Total	$12,847

The Company is involved in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

15. COMMON STOCK

As of June 30, 2018, the Company has authorized 100,000,000 shares of common stock, par value of $0.01 per share. Holders of common stock are each entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders are entitled to receive dividends when and if declared by the board of directors. In the event of liquidation, dissolution, or winding up, holders of common stock are entitled to receive a pro rata share of remaining assets available for distribution.

Initial Public Offering — On July 22, 2015, the Company completed the initial public offering of its common stock, in which it issued and sold 6,071,429 shares of common stock (exclusive of 910,714 shares of common stock sold by certain entities associated with Wayzata Investment Partners (collectively, the “Selling Stockholders”) pursuant to the exercise of an over-allotment option granted to the underwriters in connection with the offering) at a public offering price of $15.00 per share after giving effect to the 11.139-for-1 stock split consummated on July 22, 2015. The aggregate net proceeds received by the Company from the initial public offering were $81,762 after deducting $6,375 for underwriting discounts and commissions and $2,934 for offering expenses paid by the Company of which $827 were paid during the year ended June 30, 2016. On May 26, 2016, the Company declared a special dividend of $4.30 per share which was paid on June 10, 2016.

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

Secondary Offerings — In December 2016, the Company completed two secondary offerings for a total of 2,995,000 shares of its common stock held by the Selling Stockholders. The public offering price for the first offering consisting of 1,495,000 shares was $13.35 per share which included 195,000 shares sold by the Selling Stockholders pursuant to the over-allotment option granted to the underwriter, which was exercised concurrently with the closing of the secondary

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share data and per unit data)

offering. The public offering price for the second offering consisting of 1,500,000 shares was $13.45 per share. The Company received no proceeds from the secondary offerings and the Selling Stockholders had divested all outstanding shares of the Company’s common stock acquired in connection with the Company’s initial public offering. The Company incurred $181 for offering expenses during December 2016, which are reflected as a reduction to paid-in capital.

16. EARNINGS PER SHARE

The factors used in the earnings per share computation are as follows:

	2018	2017	2016
Net income	$39,653	$19,570	$10,210
Weighted average common shares — basic	18,619,793	18,592,885	17,849,319
Dilutive effect of assumed exercises of stock options	38,835	4,488	50,775
Dilutive effect of assumed restricted share awards\units	55,904	23,335	268,853
Dilutive effect of assumed exercises of common stock warrant	—	—	88,060
Weighted average outstanding shares — diluted	18,714,531	18,620,708	18,257,007
Basic earnings per share	$2.13	$1.05	$0.57
Diluted earnings per share	$2.12	$1.05	$0.56

There were no anti-dilutive options excluded from the dilutive shares outstanding for the year ended June 30, 2018. For the year ended June 30 2017 and June 30, 2016, stock options for 91,980 and 124,020 shares of common stock, respectively, were not considered in computing diluted earnings per share because they were anti-dilutive.

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

Sales outside of North America accounted for 7.5%, 9.1%, and 8.6% of net sales of the MasterCraft segment for the years ended the years ended June 30, 2018, 2017, and 2016, respectively. The Company has no significant assets, concentration of sales to individual dealers or countries outside of North America during the years ended June 30, 2018 and 2017.

Management evaluates performance based on business segment operating income. The Company files a consolidated income tax return and does not allocate income taxes and other corporate level expenses including interest to operating

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share data and per unit data)

segments. All corporate costs are allocated to MasterCraft. All amounts in the accompanying consolidated statements of operations for the years ended June 30, 2017 and 2016 pertain exclusively to the MasterCraft segment.

The following tables present financial information for the Company’s reportable segments for the year ended June 30, 2018, and the Company’s financial position at June 30, 2018 and June 30, 2017, respectively.

	MasterCraft	NauticStar	Consolidated
Net sales	$266,319	$66,406	$332,725
Cost of sales	188,218	54,143	242,361
Operating income	49,363	6,620	55,983
Depreciation and amortization	3,283	1,803	5,086

	As of June 30, 2018	As of June 30, 2017
Assets
MasterCraft	$89,058	$83,321
NauticStar	87,866	—
Total Assets(a)	$176,924	$83,321

(a)

Total assets as of June 30, 2018 includes goodwill of $29,593 and $36,199 related to MasterCraft and NauticStar, respectively. Total assets as of June 30, 2017 includes goodwill of $29,593 related to MasterCraft.

18. QUARTERLY FINANCIAL REPORTING (UNAUDITED)

The following table sets forth summary quarterly financial information for the years ended June 30, 2018 and 2017.

	June 30	April 1	December 31	October 1
	2018	2018	2017	2017

Net sales	$95,430	$93,811	$78,435	$65,049
Gross profit	27,885	24,382	19,934	18,163
Operating income	18,938	15,199	10,782	11,064
Net income	$13,144	$11,454	$8,009	$7,046
Basic earnings per common share	$0.71	$0.62	$0.43	$0.38
Diluted earnings per common share	$0.70	$0.61	$0.43	$0.38
Weighted average shares used for computation of:
Basic earnings per common share	18,619,834	18,622,083	18,619,834	18,615,100
Diluted earnings per common share	18,702,352	18,728,424	18,702,352	18,686,626

MCBC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share data and per unit data)

	June 30	April 2	January 1	October 2
	2017	2017	2017	2016

Net sales	$58,325	$58,486	$51,134	$60,689
Gross profit	16,456	14,925	14,286	17,809
Operating income	10,559	4,282	7,039	11,635
Net income	$6,315	$2,241	$4,031	$6,983
Basic earnings per common share	$0.34	$0.12	$0.22	$0.38
Diluted earnings per common share	$0.34	$0.12	$0.22	$0.38
Weighted average shares used for computation of:
Basic earnings per common share	18,593,501	18,593,296	18,592,936	18,591,808
Diluted earnings per common share	18,659,246	18,625,904	18,605,078	18,592,603