Form 10-Q
period 2018-09-30
MasterCraft Boat Holdings, Inc.
filed 2018-11-09
CIK 1638290

.

0

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                    to

Commission File Number 001-37502

MASTERCRAFT BOAT HOLDINGS, INC.

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

☑     Yes          ☐     No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☑     Yes          ☐     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐     Yes          ☑     No

As of November 5, 2018, there were 18,721,420 shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding.

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

our ability to continue our operating momentum, capture additional market share and deliver continued growth; expectations regarding driving margin expansion, sales increases and organic growth; the successful integration of Crest Marine LLC into our business; our fiscal 2019 outlook and key growth initiatives. Forward-looking statements involve estimates and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements.

The forward-looking statements contained in this quarterly report on Form 10-Q are based on assumptions that we have made in light of our industry experience and our perceptions of historical trends, current conditions, expected future developments and other important factors we believe are appropriate under the circumstances. As you read and consider this quarterly report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many important factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance anticipated in the forward-looking statements, including but not limited to the following: general economic conditions, demand for our products, changes in consumer preferences, competition within our industry, our reliance on our network of independent dealers, our ability to manage our manufacturing levels and our large fixed cost base, the successful introduction of our new products, and the other important factors described under the caption “Risk Factors” in this quarterly report on Form 10-Q  and our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, filed with the Securities and Exchange Commission (the “SEC”) on September 7, 2018. Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual operating and financial performance may vary in material respects from the performance projected in these forward-looking statements.

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

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)

	Three Months Ended
	September 30, 2018	October 1, 2017

NET SALES	$93,641	$65,049
COST OF SALES	70,438	46,886
GROSS PROFIT	23,203	18,163
OPERATING EXPENSES:
Selling and marketing	4,290	2,737
General and administrative	6,772	4,335
Amortization of intangible assets	530	27
Total operating expenses	11,592	7,099
OPERATING INCOME	11,611	11,064
OTHER EXPENSE:
Interest expense, net	920	491
INCOME BEFORE INCOME TAX EXPENSE	10,691	10,573
INCOME TAX EXPENSE	2,226	3,527
NET INCOME	$8,465	$7,046

EARNINGS PER COMMON SHARE:
Basic	$0.45	$0.38
Diluted	$0.45	$0.38
WEIGHTED AVERAGE SHARES USED FOR COMPUTATION OF:
Basic earnings per share	18,646,039	18,615,100
Diluted earnings per share	18,768,764	18,686,626

The notes form an integral part of the condensed consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	September 30,	June 30,
	2018	2018

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,093	$7,909
Accounts receivable — net of allowances of $117 and $51, respectively	9,310	5,515
Income tax receivable	676	—
Inventories — net	21,729	20,467
Prepaid expenses and other current assets	3,587	3,295
Total current assets	41,395	37,186
Property, plant and equipment — net	23,929	22,265
Intangible assets — net	50,516	51,046
Goodwill	65,792	65,792
Deferred debt issuance costs — net	361	383
Other	253	252
Total assets	$182,246	$176,924
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$18,609	$17,266
Income tax payable	—	705
Accrued expenses and other current liabilities	29,555	27,866
Current portion of long-term debt, net of unamortized debt issuance costs	5,521	5,069
Total current liabilities	53,685	50,906
Long-term debt, net of unamortized debt issuance costs	68,084	70,087
Deferred income taxes	205	1,427
Unrecognized tax positions	2,097	1,982
Total liabilities	124,071	124,402
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value per share — authorized, 100,000,000 shares; issued and outstanding, 18,721,420 shares at September 30, 2018 and 18,682,338 shares at June 30, 2018	187	187
Additional paid-in capital	114,331	114,052
Accumulated deficit	(56,343)	(61,717)
Total stockholders' equity	58,175	52,522
Total liabilities and stockholders' equity	$182,246	$176,924

The notes form an integral part of the condensed consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share data)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2018	18,682,338	$187	$114,052	$(61,717)	$52,522
Adoption of accounting standards (Note 2)				(3,091)	(3,091)
Equity-based compensation activity	39,082	—	279	—	279
Net income	—	—	—	8,465	8,465
Balance at September 30, 2018	18,721,420	$187	$114,331	$(56,343)	$58,175

The notes form an integral part of the condensed consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Dollars in thousands)

	Three Months Ended
	September 30, 2018	October 1, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,465	$7,046
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,435	732
Inventory obsolescence reserve	13	130
Amortization of deferred issuance costs	127	87
Stock-based compensation	384	264
Change in interest rate cap fair value	(2)	—
Unrecognized tax benefits	115	288
Deferred income taxes	(284)	(592)
Net provision of doubtful accounts	66	30
Gain on disposal of fixed assets	(3)	—

Changes in operating assets and liabilities:
Accounts receivable	(3,861)	(3,235)
Inventories	(1,275)	(23)
Prepaid expenses and other current assets	(290)	(186)
Income taxes	(1,381)	1,997
Other assets	(1)	—
Accounts payable	2,199	4,670
Accrued expenses and other current liabilities	(2,340)	(1,042)
Net cash provided by operating activities	3,367	10,166

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal of equipment	3	—
Purchases of property and equipment	(3,425)	(505)
Net cash used in investing activities	(3,422)	(505)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid for withholding taxes on vested stock	(105)	(43)
Principal payments on long-term debt	(1,656)	(976)
Net cash used in financing activities	(1,761)	(1,019)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,816)	8,642

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	7,909	4,038
CASH AND CASH EQUIVALENTS — END OF PERIOD	$6,093	$12,680
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$1,025	$373
Cash payments for income taxes	$3,775	$1,831

The notes form an integral part of the condensed consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

1.ORGANIZATION AND NATURE OF BUSINESS

MasterCraft Boat Holdings, Inc. (the “Company”) was formed on January 28, 2000, as a Delaware holding company and operates primarily through its wholly owned subsidiaries, MasterCraft Boat Company, LLC; Nautic Star, LLC; NS Transport, LLC; MasterCraft Services, Inc.; MasterCraft Parts, Ltd.; and MasterCraft International Sales Administration, Inc. The Company and its subsidiaries collectively are referred to herein as the “Company”.

The Company is a leading innovator, designer, manufacturer and marketer of premium recreational powerboats that operates in two reportable segments: MasterCraft and NauticStar. The Company also leases a parts warehouse in the United Kingdom to expedite service, primarily to MasterCraft dealers and customers in Europe.

2.BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The Company’s fiscal year begins July 1 and ends June 30, with the interim quarterly reporting periods consisting of 13 weeks. Therefore, the quarter end will not always coincide with the date of the end of the calendar month.

The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of operations and statements of financial position for the interim periods presented. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for financial information have been condensed or omitted pursuant to such rules and regulations. The June 30, 2018 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP for complete financial statements. However, management believes that the disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements for the year ended June 30, 2018 and, in the opinion of management, reflect all adjustments considered necessary to present fairly the Company’s financial position as of September 30, 2018 and results of its operations, and its cash flows for the three months ended September 30, 2018 and October 1, 2017 and statement of shareholders’ equity for the three months ended September 30, 2018. All adjustments are of a normal recurring nature. Our interim operating results for the three months ended September 30, 2018 and October 1, 2017 are not necessarily indicative of the results to be expected in future operating quarters.

With the exception of Accounting Standards Update (“ASU”) 2014-09 discussed below, there were no significant changes in or changes in the application of the Company’s critical accounting policies or estimation procedures for the three months ended September 30, 2018 as compared with the significant accounting policies described in the Company’s audited consolidated financial statements for the financial year ended June 30, 2018.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Recently Adopted Accounting Standards — In May 2014, the Financial Accounting Standards Board (the “FASB”) and International Accounting Standards Board jointly issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which provides a principle-based accounting guidance for revenue recognition. ASU 2014-09, as amended, became effective for public companies for annual and interim periods beginning after December 15, 2017. Effective July 1, 2018, we adopted the new revenue standard using the modified retrospective transition approach by recognizing a cumulative adjustment to the opening balance of retained earnings.

Due to the implementation of ASU 2014-09, the Company has changed the timing of when it records retail promotions and rebates. The cumulative effect of the changes made to the Company’s Condensed Consolidated Balance Sheets as of July 1, 2018 for the adoption of the new revenue standard was as follows:

	Balance as of	Adjustments	Balance as of
	June 30, 2018	Due to ASC 606	July 1, 2018
Accrued expenses and other current liabilities	$27,866	$4,029	$31,895
Deferred income taxes	1,427	(938)	489
Accumulated deficit	(61,717)	(3,091)	(64,808)

The following table summarizes the impact of ASU 2014-09 on the Company's Condensed Consolidated Statement of Operations for the three months ended September 30, 2018:

			Balances without
Statement of Operations	As Reported	Effect of Change	adoption of ASC 606
Net sales	$93,641	$517	$94,158
Income before income tax expense	10,691	517	11,208
Income tax expense	2,226	116	2,342
Net income	8,465	401	8,866

The following table summarizes the impact of ASU 2014-09 on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2018:

			Balances without
Balance Sheet	As Reported	Effect of Change	adoption of ASC 606
Accrued expenses and other current liabilities	$29,555	$(4,385)	$25,170
Income taxes	1,626	1,054	2,680
Accumulated deficit	(56,343)	3,492	(52,851)

Recently Issued Accounting Standards — In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This guidance modifies the disclosure requirements on fair value measurements in Topic 820 by removing disclosures regarding transfers between Level 1 and Level 2 of the fair value hierarchy, by modifying the measurement uncertainty disclosure, and by requiring additional disclosures for Level 3 fair value measurements, among others. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently evaluating the effect that the adoption of this new guidance is expected to have on our financial position or results of operations and related disclosures.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This guidance provides clarity and reduces complexity when applying the guidance in Topic 718, Compensation—Stock Compensation to the term or condition of share-based payments to nonemployees. ASU 2018-07 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2018. The Company is currently evaluating the effect that the adoption of this new guidance is expected to have on our financial position or results of operations and related disclosures. This guidance will be adopted for the fiscal year beginning July 1, 2019.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This guidance eliminates Step 2 from the goodwill impairment test. Instead, an entity should recognize an impairment charge for the amount by which the carrying value exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2019. The Company is currently evaluating the effect that the adoption of this new guidance is expected to have on its financial position or results of operations and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This guidance establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. In July 2018, the FASB issued ASU 2018-11 providing for an additional transition method by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact this new guidance is expected to have on its financial position or results of operations and related disclosures.

3.REVENUE RECOGNITION

The following table presents the Company’s revenue by major product categories for the three months ended September 30, 2018:

	MasterCraft	NauticStar	Total
Major Product Categories
Boats and trailers	$72,376	$17,123	$89,499
Parts	3,581	280	3,861
Other revenue	277	4	281
Total	$76,234	$17,407	$93,641

The Company recognizes revenue when obligations under the terms of a contract are satisfied and control over promised goods is transferred to a customer. For the majority of sales, this occurs when the product is released to the carrier responsible for transporting it to a customer. The Company typically receives payment within 5 days of shipment. Revenue

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

is measured as the amount of consideration it expects to receive in exchange for a product. The consideration recognized represents the amount specified in a contract with a customer, net of estimated dealer and retail sales incentives we reasonably expect to pay. The estimated liability and reduction in revenue for sales incentives is recorded at the time of sale. We estimate the amount of sales incentives based on historical data for specific boat models adjusted for forecasted sales volume, product mix, customer behavior and assumptions concerning market conditions. Subsequent adjustments to incentive estimates are possible as facts and circumstances change over time.

A contract liability is created when customers prepay for goods prior to the Company transferring those goods to the customer. The contract liability is reduced once control of the goods is transferred to the customer. The difference between the opening and closing balances of the Company's contract liabilities primarily results from the timing difference between the Company's performance and the point at which we receive pre-payment from the customer. The Company’s contract liabilities were $1,214 and $2,194 as of September 30, 2018 and June 30, 2018, respectively and are classified as “Accrued expenses and other current liabilities” in its Condensed Consolidated Balance Sheets.

The Company has excluded sales and other taxes assessed by a governmental authority in connection with revenue-producing activities from the determination of the transaction price for all contracts. The Company has elected to account for shipping and handling costs associated with outbound freight after control over a product has transferred to a customer as a fulfillment cost that are included in cost of sales. As contracts are fulfilled within one year from the date of the contract, revenue adjustments for a potential financing component or the costs to obtain the contract are not made. The Company applied the practical expedient in ASU 2014-09 and has not disclosed information about remaining performance obligations that have original expected durations of 12 months or less.

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

The total consideration has been allocated to the assets acquired and liabilities assumed based on estimates of their fair values as of the date of acquisition. The Company has recorded the tangible and intangible assets acquired and liabilities assumed based on their fair values as of October 2, 2017. The measurements of fair value were based upon estimates utilizing the assistance of third party valuation specialists.

The following table summarizes the purchase price allocation based on the estimated fair values of the assets acquired and liabilities assumed of NauticStar at the acquisition date:

Purchase Price:
Cash paid, net of cash acquired	$80,511

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

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
$80,511

Pro Forma Financial Information:

The following unaudited pro forma consolidated results of operations for the three months ended October 1, 2017 assumes that the acquisition of NauticStar occurred as of July 1, 2017. The unaudited pro forma financial information combines historical results of MasterCraft and NauticStar, with adjustments for depreciation and amortization attributable to acquired tangible and intangible assets for the respective periods. Non-recurring pro forma adjustments associated with the fair value step up of inventory were included in the reported pro forma cost of sales and earnings. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal year 2018 or the results that may occur in the future:

Three Months Ended
October 1, 2017
Net sales	$83,118
Net income	$6,495
Basic earnings per share	$0.35
Diluted earnings per share	$0.35

5.INVENTORIES

Inventories consisted of the following:

	September 30, 2018	June 30, 2018
Raw materials and supplies	$11,311	$9,587
Work in process	3,138	2,822
Finished goods	8,261	9,026
Obsolescence reserve	(981)	(968)
Total inventories	$21,729	$20,467

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	September 30, 2018	June 30, 2018
Prepaid photo shoot	$747	$273
Insurance	637	974
Trade show deposits	204	111
Interest rate cap	527	525
Other	1,472	1,412
Total prepaid expenses and other current assets	$3,587	$3,295

7.ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2018	June 30, 2018
Warranty	$13,454	$13,077
Self-insurance	749	703
Compensation and related accruals	2,076	2,995
Inventory repurchase contingent obligation	1,202	1,274
Interest	2,000	1,472
Dealer incentives	7,408	4,628
Other	2,666	3,717
Total accrued expenses and other current liabilities	$29,555	$27,866

The following table provides a roll forward of the accrued warranty liability:

Beginning balance - June 30, 2018	$13,077
Provisions	1,769
Payments made	(2,249)
Adjustments to preexisting warranties	857
Ending balance - September 30, 2018	$13,454

8. GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amounts of goodwill as of September 30, 2018 and June 30, 2018, by the Company’s reportable segments, were as follows:

	September 30, 2018	June 30, 2018
Goodwill attributable to MasterCraft	$29,593	$29,593
Goodwill attributable to NauticStar	36,199	36,199
Total goodwill	$65,792	$65,792

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

As of September 30, 2018, and June 30, 2018, details of the Company’s intangible assets other than goodwill were as follows:

	September 30, 2018
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Dealer network	$21,590	$(3,074)	$18,516
Total amortizable intangible assets	21,590	(3,074)	18,516
Trade names	32,000	—	32,000
Total intangible assets	$53,590	$(3,074)	$50,516

	June 30, 2018
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Dealer network	$21,590	$(2,544)	$19,046
Total amortizable intangible assets	21,590	(2,544)	19,046
Trade names	32,000	—	32,000
Total intangible assets	$53,590	$(2,544)	$51,046

Amortization expense recognized on all amortizable intangibles was $530 and $27 for the three months ended September 30, 2018 and October 1, 2017, respectively.

The estimated future amortization of definite-lived intangible assets is as follows:

Fiscal years ending June 30,
Remainder of 2019	$1,577
2020	2,107
2021	2,107
2022	2,107
2023	2,107
and thereafter	8,511
Total	$18,516

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

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

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

The following tables summarize the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the consolidated balance sheets:

	September 30, 2018
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Asset — interest rate cap	$—	$527	$—

	June 30, 2018
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Asset — interest rate cap	$—	$525	$—

The interest rate cap is valued utilizing pricing models taking into account inputs such as interest rates and notional amounts. In November 2017, the Company entered into an interest rate cap agreement with its existing lender to cap its London Interbank Offered Rate (“LIBOR”) at 2% for $34,594 of outstanding principal on its long-term debt. Fair value measurements for the Company’s interest rate cap are classified under Level 2 because such measurements are based on significant other observable inputs. There were no transfers of assets or liabilities between Level 1 and Level 2 during the three months ended September 30, 2018.

10. LONG-TERM DEBT

Long-term debt outstanding is as follows:

	September 30, 2018	June 30, 2018
Revolving credit facility	$—	$—
Senior secured term loan	75,000	76,656
Debt issuance costs on term loan	(1,395)	(1,500)
Total debt	73,605	75,156
Less current portion of long-term debt	5,921	5,475
Less current portion of debt issuance costs on term loan	(400)	(406)
Long-term debt — less current portion	$68,084	$70,087

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

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

The Third Amended Credit Agreement bears interest, at the Company’s option, at either the prime rate plus an applicable margin ranging from 0.75% to 1.75% or at an adjusted LIBOR rate plus an applicable margin ranging from 1.75% to 2.75%, in each case based on the Company’s senior leverage ratio. Based on the Company’s current senior leverage ratio, the applicable margin for loans accruing interest at the prime rate is 1.00% and the applicable margin for loans accruing interest at LIBOR is 2.00%. The Third Term Loan will mature and all remaining amounts outstanding thereunder will be due and payable on October 2, 2022. During the three months ended September 30, 2018, the Company made voluntary payments on the Third Term Loan of $660 out of excess cash. As of September 30, 2018 and June 30, 2018, the Company’s unamortized deferred financing costs related to the Third Term Loan were $1,395 and $1,499, respectively. These costs are being amortized over the term of the Third Amended Credit Agreement. The Company was in compliance with all of its debt covenants under its Third Amended Credit Agreement.

As of September 30, 2018, the Company had no borrowings outstanding on its Revolving Credit Facility. As of September 30, 2018 and June 30, 2018, the Company had net availability of $30,000. The Company’s unamortized deferred financing costs on its Revolving Credit Facility were $361 and $383 as of September 30, 2018 and June 30, 2018, respectively.

On October 1, 2018, the Company entered into the Fourth Amended Credit Agreement (as defined herein). See Note 15.

11. INCOME TAXES

The Company’s consolidated interim effective tax rate is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items.  During the three months ended September 30, 2018, the Company’s effective tax rate was 20.8%.  The differences in the Company’s effective tax rate in comparable historical periods presented and the statutory federal tax rate of 21% primarily relate to a permanent benefit associated with the foreign derived intangible income deduction and the inclusion of the state tax rate in the overall effective rate. The Company’s consolidated interim effective tax rate for the three months ended September 30, 2018 is lower compared the 33.4% effective tax rate for the three months ended October 1, 2017, primarily due to the enactment of the Tax Cuts and Jobs Act.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

12. EARNINGS PER SHARE

The following table sets forth the computation of the Company’s earnings per share:

	Three Months Ended
	September 30, 2018	October 1, 2017
Net income	$8,465	$7,046
Weighted average common shares — basic	18,646,039	18,615,100
Dilutive effect of assumed exercises of stock options	52,353	30,943
Dilutive effect of assumed restricted share awards\units	70,372	40,583
Weighted average outstanding shares — diluted	18,768,764	18,686,626
Basic earnings per share	$0.45	$0.38
Diluted earnings per share	$0.45	$0.38

For the three months ended September 30, 2018 and October 1, 2017, there were no anti-dilutive weighted average shares to be excluded from the computation of diluted earnings per share.

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

In July 2018, the Company granted to certain employees 31,207 shares of restricted stock awards (“RSAs”) under the 2015 Plan. The grant date fair value of these awards was $830, which is based on the market value of the Company’s common stock on the grant date. The RSAs will vest in three equal annual installments. In addition, the Company granted 12,414 RSAs under the 2015 Plan to certain non-employee directors for their annual equity award at a per share fair value of $26.59. In August 2018, the Company granted 262 of RSAs to certain employees under the 2015 Plan at a per share fair value of $25.27.

In August 2018, the Company granted 33,082 performance stock units (“PSUs”) under its 2015 Plan to certain employees. The grant date fair value of these awards was $1,040, which is based on long-term market performance targets using a Monte Carlo Simulation model, which considers the likelihood of all possible outcomes and determines the number of shares expected to vest under each simulation and the expected stock price at that level. The awards will be earned based upon the Company’s attainment of certain performance criteria over a three-year period. The performance period for the awards is a three-year period commencing July 1, 2018 and ending June 30, 2021.  Following the determination of the Company’s achievement with respect to the performance criteria, the amount of shares awarded will be subject to adjustment based upon the application of a total shareholder return (“TSR”) modifier.

During the three months ended September 30, 2018 and October 1, 2017, the Company recognized $384 and $264, respectively in stock-based compensation expense.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

14.SEGMENT INFORMATION

The Company designs, manufactures, and markets recreational premium performance sport boats and outboard boats and has two operating and reportable segments: MasterCraft and NauticStar. The Company’s segments are defined by management’s reporting structure, product brands, and distribution channels. The MasterCraft product brand consists of recreational performance boats primarily used for water skiing, wakeboarding, wake surfing, and general recreational boating. The Company distributes the MasterCraft product brand through its dealer network. The NauticStar product brand consists of outboard boats primarily used for salt water fishing, and general recreational boating. The Company distributes the NauticStar product brand through its dealer network. The Company’s chief operating decision maker (“CODM”) regularly reviews the operating performance of each product brand including measures of performance based on income from operations. The Company considers each of the product brands to be an operating segment and has further concluded that presenting disaggregated information of these two operating segments provides meaningful information as certain economic characteristics are dissimilar as well as the characteristics of the customer base served.

Management evaluates performance based on business segment operating income. The Company files a consolidated income tax return and does not allocate income taxes and other corporate level expenses including interest to operating segments.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

The following tables present financial information for the Company’s reportable segments for the three months ended September 30, 2018, and the Company’s financial position at September 30, 2018 and June 30, 2018, respectively. All amounts for the three months ended October 1, 2017 pertain exclusively to the MasterCraft segment.

	Three Months Ended September 30, 2018
	MasterCraft	NauticStar	Consolidated
Net sales	$76,234	$17,407	$93,641
Cost of sales	55,023	15,415	70,438
Operating income	11,530	81	11,611
Depreciation and amortization	805	630	1,435

	As of September 30, 2018	As of June 30, 2018
Assets
MasterCraft	$95,357	$89,058
NauticStar	86,889	87,866
Total Assets(a)	$182,246	$176,924

(a)	Total assets as of September 30, 2018 and as of June 30, 2018 include goodwill of $29,593 and $36,199 related to MasterCraft and NauticStar, respectively.

15. SUBSEQUENT EVENTS

Crest Acquisition

On October 1, 2018, the Company completed the acquisition of Crest Marine LLC (“Crest”) for the aggregate purchase price of approximately $80,000 (the “Acquisition”). The aggregate purchase price is subject to certain customary adjustments for the amount of working capital in the business at the closing date. A portion of the purchase price was deposited into escrow accounts in order to secure certain post-closing obligations of the existing members. Due to the timing of the acquisition, the Company has not completed the valuation of assets acquired or liabilities assumed.

Fourth Amended and Restated Credit Agreement

On October 1, 2018, the Company and its wholly-owned subsidiaries (the “Borrowers”) entered into a Fourth Amended and Restated Credit and Guaranty Agreement by and among the Borrowers, the Company, as a guarantor, Fifth Third Bank, as the agent and letter of credit issuer, and the lenders party thereto (the “Fourth Amended Credit Agreement”). The Fourth Amended Credit Agreement provides the Company with a $190,000 senior secured credit facility, consisting of a $75,000 term loan, a $80,000 term loan (the “Fourth Term Loans”) and a $35,000 revolving credit facility.

The Fourth Amended Credit Agreement bears interest, at the Company’s option, at either the prime rate plus an applicable margin ranging from 0.5% to 1.50% or at an adjusted LIBOR plus an applicable margin ranging from 1.5% to 2.50%, in each case based on the Company’s senior leverage ratio. Based on the Company’s current net leverage ratio, the applicable margin for loans accruing interest at the prime rate is 1.00% and the applicable margin for loans accruing interest at LIBOR

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

is 2.00%. In connection with the Fourth Amended Credit Agreement, the Company paid $808 of related fees. The Fourth Term Loans will mature and all remaining amounts outstanding thereunder will be due and payable on October 1, 2023.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read together with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. In addition, the statements in this discussion and analysis regarding industry outlook, our expectations regarding the performance of our business, anticipated financial results, liquidity and the other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the successful integration of Crest Marine LLC into our business and the risks and uncertainties described in “Cautionary Note Regarding Forward-Looking Statements” above and in “Risk Factors” set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Overview

We are a world-renowned innovator, designer, manufacturer, and marketer of premium performance sport boats and outboard boats, with a leading market position in the U.S., a strong international presence, and dealers in 46 countries around the world. Our boats are used for water skiing, wakeboarding, wake surfing, and fishing, as well as general recreational boating. We operate in two reportable segments: MasterCraft and NauticStar. We believe that MasterCraft is the most recognizable brand name in the performance sport boat category. NauticStar is a leading manufacturer and distributor of high-quality outboard bay boats, deck boats and offshore center console boats. NauticStar’s product portfolio provides diversification into the outboard category, the largest powerboat industry category in terms of retail units.

We sell our boats through an extensive network of independent dealers in North America and internationally. Through our MasterCraft segment, we partner with 102 North American dealers with 172 locations and 45 international dealers with 76 locations throughout the rest of the world. Through our NauticStar segment, we partner with 81 North American dealers with 99 locations and one international dealer with a single location. For the three months ended September 30, 2018, 91.7% of our net sales were generated from North America and 8.3% of our net sales were generated from outside of North America.

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

Recent Transactions

Crest Acquisition

On October 1, 2018, we completed the acquisition of Crest, a leading vertically integrated manufacturer of high-quality pontoon boats in the United States. Crest is one of the top producers of innovative, high-quality pontoon boats ranging from 20 to 29 feet. The aggregate purchase price was $80 million and is subject to customary adjustments for the amount of working capital in the business at the closing date. Due to the timing of the acquisition, the Company has not completed the valuation of assets acquired or liabilities assumed.

Fourth Amended and Restated Credit Agreement

On October 1, 2018, we entered into the Fourth Amended Credit Agreement which provides the Company with a $190 million senior secured credit facility, consisting of a $75 million term loan, a $80 million term loan and a $35 million revolving credit facility.

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

•	inclement weather, which can affect production at our manufacturing facilities as well as consumer demand;

•	competition from recreational boat manufacturers;

•	general economic conditions; and

•	foreign currency exchange rates.

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

•

Boat and trailers sales — sales of boats and boat trailers to our dealer network, transportation charges to our dealer network. In addition, nearly all of our boat sales include optional feature upgrades, which increase the average selling price of our boats;

•	Part and accessories sales — sales of replacement and aftermarket boat parts and accessories, shipping fees to customers; and

•	Other revenues — royalties and garment sales.

•	Net of:

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

Effective July 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), a principle-based accounting guidance for revenue recognition. The implementation of ASU 2014-09 impacted the timing of when we record retail promotions and rebates associated with boats in the dealer’s inventory.  While previously such retail promotions and rebates were recorded when the rebate is communicated to the dealer, starting in the first quarter of fiscal 2019 we record estimated discounts as a reduction in net sales at the time of sale to the dealer.

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

	Three Months Ended
	September 30, 2018	October 1, 2017
	(Unaudited)
	(Dollars in thousands)
Consolidated statement of operations:

Net sales	$93,641	$65,049
Cost of sales	70,438	46,886
Gross profit	23,203	18,163
Operating expenses:
Selling and marketing	4,290	2,737
General and administrative	6,772	4,335
Amortization of intangible assets	530	27
Total operating expenses	11,592	7,099
Operating income	11,611	11,064
Other expense:
Interest expense, net	920	491
Income before income tax expense	10,691	10,573
Income tax expense	2,226	3,527
Net income	$8,465	$7,046
Additional financial and other data:
Unit volume:
MasterCraft	848	775
NauticStar	426	—
MasterCraft sales	$76,234	$65,049
NauticStar sales	17,407	—
Consolidated sales	$93,641	$65,049
Per Unit:
MasterCraft sales	$90	$84
NauticStar sales	41	—
Consolidated sales	$74	$84
Gross margin	24.8%	27.9%

Three Months Ended September 30, 2018 Compared to Three Months Ended October 1, 2017

Net Sales.  Total net sales for the three months ended September 30, 2018 were $93.6 million, reflecting an increase of $28.6 million, or 44.0%, compared to $65.0 million for the three months ended October 1, 2017. The inclusion of NauticStar accounts for an increase of 26.8%, or $17.4 million. The remaining increase of 17.2%, or $11.2 million, is attributable to MasterCraft and is driven by an increase in sales volume, favorable product mix and price increases. This increase in gross sales was partially offset by increased retail rebate expense due to the timing impact from new revenue recognition guidance, as well as by higher sales discounts given to mitigate an increase in import tariffs impacting our Canadian and European dealers.

Gross Profit.  For the three months ended September 30, 2018, our gross profit increased $5.0 million, or 27.7%, to $23.2 million compared to $18.2 million for the three months ended October 1, 2017. MasterCraft contributed $3.0 million to the increase in gross profit and the inclusion of NauticStar accounted for $2.0 million of the increase. On a consolidated basis, gross margin decreased to 24.8% for the three months ended September 30, 2018 compared to 27.9% for the three months ended October 1, 2017. The decrease was primarily due to the dilutive effect from the inclusion of NauticStar, higher warranty costs, and higher retail sales incentives due to the timing impact from the new revenue recognition guidance, partially offset by growth in MasterCraft unit sales volume, favorable product mix, and price increases.

Operating Expenses.  Operating expenses increased overall and as a percentage of net sales during the three months ended September 30, 2018, compared to the three months ended October 1, 2017. Selling and marketing expense increased $1.6 million, or 56.7%, to $4.3 million for the three months ended September 30, 2018 compared to $2.7 million for the three months ended October 1, 2017. This increase was mainly due to the timing of MasterCraft’s annual dealer meeting and the inclusion of NauticStar. General and administrative expense increased by $2.5 million, or 56.2%, to $6.8 million for the three months ended September 30, 2018 compared to $4.3 million for the three months ended October 1, 2017. The increase was mainly due to an increase in compensation costs from an investment in headcount to support growth initiatives, new brand start-up costs, and higher legal and advisory fees related to our acquisition of Crest Marine LLC incurred during the three months ended September 30, 2018, compared to NauticStar acquisition-related costs incurred during the three months ended October 1, 2017. Additionally, the inclusion of NauticStar accounts for $0.9 million increase in general and administrative expenses.

Other Expense.  Interest expense increased $0.4 million for the three months ended September 30, 2018 compared to the three months ended October 1, 2017. The increase is due to an increase in our term loan balance when compared to the principal balance owed on our term loan during the three months ended October 1, 2017.

Income Tax Expense.    Our income tax expense was $2.2 million for the three months ended September 30, 2018. Our consolidated interim effective tax rate for the three months ended September 30, 2018 was 20.8%. The differences in our effective tax rate in comparable historical periods presented and the statutory federal tax rate of 21% primarily related to a permanent benefit associated with the foreign derived intangible income deduction and the inclusion of the state tax rate in the overall effective rate. Our consolidated interim effective tax rate for the three months ended September 30, 2018 decreased 12.6% compared to the 33.4% effective tax rate for the three months ended October 1, 2017, primarily due to the enactment of the Tax Reform Act.

Non-GAAP Measures

We define EBITDA as earnings before interest expense, income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA further adjusted to eliminate certain non-cash charges and unusual items that we do not consider to be indicative of our ongoing operations, including acquisition related expenses associated with the acquisitions of NauticStar and Crest, our stock-based compensation expense, and new brand startup costs. We define Adjusted net income as net income adjusted to eliminate certain non-cash charges and unusual items that we do not consider to be indicative of our ongoing operations, such as acquisition expenses associated with the acquisitions of NauticStar and Crest (including intangible amortization associated with the acquisitions, including prior year acquisitions), our stock-based compensation expense, new brand startup costs and an adjustment for income tax expense at a normalized annual effective tax rate.  We define Adjusted EBITDA margin as Adjusted EBITDA expressed as a percentage of sales. Adjusted EBITDA, Adjusted net income and Adjusted EBITDA margin are not measures of net income or operating income as determined under accounting principles generally accepted in the United States, which we refer to as GAAP. Adjusted EBITDA and Adjusted net income are not measures of performance in accordance with GAAP and should not be considered as an alternative to net income or operating cash flows determined in accordance with GAAP. Additionally, Adjusted EBITDA is not intended to be a measure of cash flow for management’s discretionary use. We believe that the inclusion of EBITDA, Adjusted EBITDA, Adjusted EBITDA margin and Adjusted net income is appropriate to provide additional information to investors because securities analysts, noteholders and other investors use these non GAAP financial measures to assess our operating performance across periods on a consistent basis and to evaluate the relative risk of an investment in our securities. We use Adjusted net income to facilitate a comparison of our operating performance on a consistent basis from period to period that, when viewed in combination with our results prepared in accordance with GAAP, provides a more complete understanding of factors and trends affecting our business than GAAP alone measures.  We believe Adjusted net income assists our board of directors, management and investors in comparing our net income on a consistent basis from period to period because it removes non-cash and non-recurring items.  Adjusted EBITDA and Adjusted net income have limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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

The following table sets forth a reconciliation of net income as determined in accordance with U.S. GAAP to Adjusted EBITDA for the periods indicated:

	Three Months Ended
	September 30, 2018	October 1, 2017
	(Unaudited)
	(Dollars in thousands, except share and per share amounts)
Net income	$8,465	$7,046
Income tax expense	2,226	3,527
Interest expense, net	920	491
Depreciation and amortization	1,435	732
EBITDA	13,046	11,796
Transaction expense(a)	1,318	881
New brand startup costs(b)	280	19
Stock-based compensation	384	264
Adjusted EBITDA	$15,028	$12,960
Adjusted EBITDA Margin(c)	16.0%	19.9%

(a)	Represents fees, expenses and integration costs associated with our acquisition of Crest and NauticStar.

(b)	Represents startup costs associated with a completely new boat brand in a segment of the market neither MasterCraft nor NauticStar serves.

(c)	We define Adjusted EBITDA margin as Adjusted EBITDA expressed as a percentage of net sales.

The following table sets forth a reconciliation of net income as determined in accordance with U.S. GAAP to Adjusted net income for the periods indicated:

	Three Months Ended
	September 30, 2018	October 1, 2017
	(Unaudited)
	(Dollars in thousands, except share and per share amounts)
Net income	$8,465	$7,046
Income tax expense	2,226	3,527
Transaction expense(a)	1,821	881
New brand startup costs(b)	280	19
Stock-based compensation	384	264
Adjusted Net Income before income taxes	13,176	11,737
Adjusted income tax expense(c)	2,965	3,404
Adjusted Net Income	$10,211	$8,333

Pro-forma Adjusted Net Income per common share
Basic	0.55	0.45
Diluted	0.54	0.44
Pro-forma weighted average shares used for the computation of:
Basic Adjusted Net Income per share(d)	18,650,729	18,619,834
Diluted Adjusted Net Income per share(d)	18,879,153	18,798,236

(a)

Represents fees, expenses and integration costs associated with our acquisition of Crest and NauticStar, including $503 of amortization associated with intangibles acquired in connection with the acquisition of NauticStar.

(b)	Represents startup costs associated with a completely new boat brand in a segment of the market neither MasterCraft nor NauticStar serves.

(c)	Reflects income tax expense at an estimated annual effective income tax rate of 22.5% for the current period and 29% for the prior-year period.

(d)

The weighted average shares used for computation of pro-forma diluted earnings per common share gives effect to 70,691 shares of restricted stock awards, 92,379 performance stock units and 65,354 shares for the dilutive effect of stock options.

The following table shows the reconciliation of net income per diluted share to Adjusted net income per diluted pro-forma weighted average share for the periods presented:

	Three Months Ended
	September 30, 2018	October 1, 2017
	(Unaudited)
Net income per diluted share	0.45	0.38
Impact of adjustments:
Income tax expense	0.12	0.19
Transaction expense(a)	0.10	0.05
New brand startup costs(b)	0.01	-
Stock-based compensation	0.02	0.01
Adjusted Net Income per diluted share before income taxes	0.70	0.63
Impact of adjusted income tax expense on net income per diluted share before income taxes(c)	(0.16)	(0.18)
Impact of increased share count(d)	-	(0.01)
Adjusted Net Income per diluted pro-forma weighted average share	0.54	0.44

(a)

Represents fees, expenses and integration costs associated with our acquisition of Crest and NauticStar, including $503 of amortization associated with intangibles acquired in connection with the acquisition of NauticStar.

(b)	Represents startup costs associated with a completely new boat brand in a segment of the market neither MasterCraft nor NauticStar serves.

(c)	Reflects income tax expense at an estimated annual effective income tax rate of 22.5% for the current period and 29% for the prior-year period.

(d)

Reflects impact of increased share counts giving effect to the exchange of all restricted stock awards, the vesting of all performance stock units and for the dilutive effect of stock options included in outstanding shares.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance working capital and fund capital expenditures. Our principal source of funds is cash generated from operating activities. As of September 30, 2018, we had borrowing availability of $30.0 million under our revolving credit facility. We believe our cash from operations, along with borrowings under our revolving credit facility, will be sufficient to provide for our working capital and capital expenditures for at least the next 12 months. The following table summarizes the cash flows from operating, investing, and financing activities:

	Three Months Ended
	September 30, 2018	October 1, 2017
	(Unaudited)
	(Dollars in thousands)
Total cash provided by (used in):
Operating activities	$3,367	$10,166
Investing activities	(3,422)	(505)
Financing activities	(1,761)	(1,019)
Net increase (decrease) in cash	$(1,816)	$8,642

Operating Activities

Our net cash provided by operating activities decreased by $6.8 million, or 66.9%, for the three months ended September 30, 2018 compared to the three months ended October 1, 2017, to $3.4 million from $10.2 million. This decrease was primarily due to an increase in cash paid for taxes and interest, a decrease of $9.1 million from changes in operating assets and liabilities, partially offset by higher net income, which was driven primarily by higher sales at MasterCraft and the inclusion of NauticStar.

Investing Activities

Net cash used in investing activities increased by $2.9 million for the three months ended September 30, 2018 compared to the three months ended October 1, 2017. This increase was due to increased capital expenditures for manufacturing infrastructure and expansion activities, molds, and equipment.

Financing Activities

Net cash used in financing activities increased by $0.7 million for the three months ended September 30, 2018 compared to the three months ended October 1, 2017. This increase was due to payments on our term loan facility,

Fourth Amended and Restated Credit Agreement

On October 1, 2018, we entered into the Fourth Amended Credit Agreement providing the Company with a $190 million senior secured credit facility, consisting of a $75 million term loan, a $80 million term loan and a $35 million revolving credit facility.

The Fourth Amended Credit Agreement bears interest, at the Company’s option, at either the prime rate plus an applicable margin ranging from 0.50% to 1.50% or at an adjusted LIBOR plus an applicable margin ranging from 1.50% to 2.50%, in each case based on the Company’s senior leverage ratio. Based on the Company’s current net leverage ratio, the applicable margin for loans accruing interest at the prime rate is 1.00% and the applicable margin for loans accruing interest at LIBOR is 2.00%. The Fourth Term Loans will mature and all remaining amounts outstanding thereunder will be due and payable on October 1, 2023.

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any off-balance sheet financings.

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

Critical Accounting Policies

As of September 30, 2018, with the exception of adoption of ASU 2014-09 discussed in Note 2, there were no significant changes in or changes in the application of our critical accounting policies or estimation procedures from those presented in our Annual Report on Form 10-K.

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

As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2018.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS.

Legal Proceedings

None.

ITEM 1A.RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report filed on Form 10-K, which could materially affect our business, financial condition or future results.  The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

We are providing the following information regarding changes that have occurred to the previously disclosed risk factors in our Annual Report filed on Form 10-K. Except for such additional information, we believe there have been no material changes from the risk factors previously disclosed in our Annual Report filed on Form 10-K.

Our results after the acquisition of Crest may suffer if we do not effectively manage our expanded operations following the acquisition.

The size of our business has increased significantly as a result of our acquisition of Crest in October 2018. Our future success depends, in part, upon our ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of additional operations and associated increased costs and complexity. There can be no assurances we will be successful or that we will realize the expected benefits currently anticipated from the acquisition of Crest.

We have and will continue to incur significant acquisition-related integration costs and transaction expenses in connection with the acquisition of Crest.

We are currently implementing a plan to integrate the operations of Crest. In connection with that plan, we anticipate that we will incur certain non-recurring charges in connection with the integration of Crest; however, we cannot currently identify the timing, nature and amount of all such charges. Further, we have incurred significant transaction costs relating to negotiating and completing the acquisition of Crest. These integration costs and transaction expenses will be charged as an expense in the period incurred. The significant transaction costs and integration costs could materially affect our results of operations in the period in which such charges are recorded. Although we believe that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the business, will offset incremental transaction and integration costs over time, this net benefit may not be achieved in the near term, or at all.

The Crest business may underperform relative to our expectations.

We may not be able to maintain the levels of revenue, earnings or operating efficiency that we and Crest have achieved or might achieve separately. The business and financial performance of Crest are subject to certain risks and uncertainties, including the risk of the loss of, or changes to, its relationships with its dealers and suppliers, increased product liability and warranty claims, and negative publicity or other events that could diminish the value of the Crest brand. We may be unable to achieve the same growth, revenues and profitability that Crest has achieved in the past.

ITEM 2.UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES.

None.

ITEM 5.OTHER INFORMATION.

Effective November 7, 2018, the Company changed its legal corporate name to “MasterCraft Boat Holdings, Inc.” The Company effectuated the name change through an amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Charter”). The Company also further amended and restated its Amended and Restated Bylaws (the “Second Amended and Restated Bylaws”) to reflect the new name. The amendment to the Charter and the Second Amended and Restated Bylaws were each effective November 7, 2018.

A copy of the Certificate of Amendment to the Charter effecting the name change, as filed with the Secretary of State of the State of Delaware, is attached as Exhibit 3.2 hereto and incorporated herein by reference. A copy of the Second Amended and Restated Bylaws is attached as Exhibit 3.3 hereto and incorporated herein by reference.

ITEM 6.EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Membership Interest Purchase Agreement, dated October 2, 2017 among MasterCraft Boat Holdings, Inc., Nautic Star, LLC and each of the other parties thereto	8-K	001-37502	2.1	10/2/17
2.2	Membership Interest Purchase Agreement, dated September 10, 2018 among MasterCraft Boat Holdings, Inc., Crest Marine LLC and each of the other parties thereto	8-K	001-37502	2.1	9/10/18
3.1	Amended and Restated Certificate of Incorporation of MasterCraft Boat Holdings, Inc.	10-K	001-37502	3.1	9/18/15
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of MasterCraft Boat Holdings, Inc.					*
3.3	Second Amended and Restated By-laws of MasterCraft Boat Holdings, Inc.					*
4.1	Common Stock certificate of MasterCraft Boat Holdings, Inc.	S-1/A	333-203815	4.1	7/15/15
4.2	Warrant to Purchase Common Stock of MasterCraft Boat Holdings, Inc., dated June 30, 2009	S-1/A	333-203815	4.2	6/25/15
10.1	Registration Rights Agreement between MasterCraft Boat Holdings, Inc. and Wayzata Opportunities Fund II, L.P.; Wayzata Opportunities Fund Offshore II, L.P. and Wayzata Recovery Fund, LLC, dated July 22, 2015	10-K	001-37502	10.2	9/18/15
10.2†	MasterCraft Boat Holdings, Inc 2010 Equity Incentive Plan	S-1/A	333-203815	10.4	6/25/15
10.3†	MasterCraft Boat Holdings, Inc. Management Incentive Plan (terminated on February 6, 2015)	S-1/A	333-203815	10.3	7/7/15
10.4†	MasterCraft Boat Holdings, Inc. 2015 Incentive Award Plan	S-1/A	333-203815	10.4	7/15/15
10.5†	Form of Restricted Stock Award Agreement and Grant Notice under 2015 Incentive Award Plan (employee)	S-1/A	333-203815	10.10	7/1/15
10.6†	Form of Stock Option Agreement and Grant Notice under 2015 Incentive Award Plan (employee)	S-1/A	333-203815	10.12	7/7/15
10.7†	Form of Restricted Stock Award Grant Notice under 2015 Incentive Award Plan (director)	S-1/A	333-203815	10.13	7/7/15
10.8†	Senior Executive Incentive Bonus Plan	10-K	001-37502	10.8	9/18/15
10.9†	Non-Employee Director Compensation Policy	S-1/A	333-203815	10.17	7/1/15
10.10†	Employment Agreement between MasterCraft Boat Company, LLC and Terry McNew, effective as of July 1, 2018	8-K	001-37502	10.1	7/2/18
10.11†	Employment Agreement between MasterCraft Boat Company, LLC and Timothy M. Oxley, effective as of July 1, 2018	8-K	001-37502	10.2	7/2/18
10.12†	Offer Letter between MasterCraft Boat Holdings, Inc. and Tim Schieck, dated October 9, 2017	10-K	001-37502	10.12	9/7/18
10.13†	Form of Indemnification Agreement for directors and officers	S-1/A	333-203815	10.9	7/7/15
10.14†	Form of Performance Stock Unit Award Agreement under 2015 Incentive Award Plan	8-K	001-37502	10.1	8/26/16

10.15	Third Amended and Restated Credit and Guaranty Agreement, dated October 2, 2017, by and among MasterCraft Boat Company, LLC, MasterCraft Services, Inc., MCBC Hydra Boats, LLC, MasterCraft International Sales Administration, Inc., Nautic Star, LLC, NS Transport, LLC and Navigator Marine, LLC as borrowers and other credit parties, various lenders and Fifth Third Bank as the agent and L/C issuer and lender	8-K	001-37502	10.1	10/2/17
10.16	Fourth Amended and Restated Credit and Guaranty Agreement, dated October 1, 2018, by and among MasterCraft Boat Holdings, Inc. as a guarantor, MasterCraft Boat Company, LLC, MasterCraft Services, LLC, MasterCraft International Sales Administration, Inc., Nautic Star, LLC, NS Transport, LLC, and Crest Marine LLC as borrowers, Fifth Third Bank as the agent and letter of credit issuer, and the lenders party thereto	8-K	001-37502	10.1	10/1/18
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

†Indicates management contract or compensatory plan.

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TERRY MCNEW	President and Chief Executive Officer (Principal Executive Officer) and Director
Terry McNew		November 8, 2018

/s/ TIMOTHY M. OXLEY	Chief Financial Officer (Principal Financial and Accounting Officer), Treasurer and Secretary
Timothy M. Oxley		November 8, 2018