Form 10-Q
period 2018-12-30
MasterCraft Boat Holdings, Inc.
filed 2019-02-08
CIK 1638290

.

0

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 30, 2018

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

☐     Yes          ☑     No

As of February 6, 2019, there were 18,727,902 shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains certain “forward-looking statements” within the meaning of the federal securities laws. We use words such as “could,” “may,” “might,” “will,” “expect,” “likely,” “believe,” “continue,” “anticipate,” “estimate,” “intend,” “plan,” “project” and other similar expressions to identify some but not all forward-looking statements and include statements in this quarterly report on Form 10-Q concerning our pipeline of new models; our ability to continue our operating momentum, capture additional market share and deliver continued growth; expectations regarding driving margin expansion, sales increases and organic growth; the successful integration of Nautic Star, LLC and Crest Marine LLC into our business; our fiscal 2019 outlook and key growth initiatives. Forward-looking statements involve estimates and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements.

The forward-looking statements contained in this quarterly report on Form 10-Q are based on assumptions that we have made considering our industry experience and our perceptions of historical trends, current conditions, expected future developments and other important factors we believe are appropriate under the circumstances. As you read and consider this quarterly report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many important factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance anticipated in the forward-looking statements, including but not limited to the following: general economic conditions, demand for our products, changes in consumer preferences, competition within our industry, our reliance on our network of independent dealers, our ability to manage our manufacturing levels and our fixed cost base, the successful introduction of our new products, and the other important factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, filed with the Securities and Exchange Commission (the “SEC”) on September 7, 2018, and in our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2018, filed with the SEC on November 9, 2018. Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual operating and financial performance may vary in material respects from the performance projected in these forward-looking statements.

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

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	December 30, 2018	December 31, 2017	December 30, 2018	December 31, 2017

NET SALES	$121,541	$78,435	$215,182	$143,484
COST OF SALES	94,467	58,501	164,905	105,387
GROSS PROFIT	27,074	19,934	50,276	38,097
OPERATING EXPENSES:
Selling and marketing	4,257	3,672	8,547	6,409
General and administrative	7,108	4,955	13,880	9,290
Amortization of intangible assets	987	525	1,517	552
Total operating expenses	12,352	9,152	23,944	16,251
OPERATING INCOME	14,722	10,782	26,333	21,846
OTHER EXPENSE:
Interest expense, net	2,042	1,139	2,962	1,630
INCOME BEFORE INCOME TAX EXPENSE	12,680	9,643	23,370	20,216
INCOME TAX EXPENSE	2,492	1,634	4,718	5,161
NET INCOME	$10,188	$8,009	$18,652	$15,055

EARNINGS PER COMMON SHARE:
Basic	$0.55	$0.43	$1.00	$0.81
Diluted	$0.54	$0.43	$0.99	$0.81
WEIGHTED AVERAGE SHARES USED FOR COMPUTATION OF:
Basic earnings per share	18,653,111	18,619,834	18,649,575	18,617,467
Diluted earnings per share	18,772,322	18,702,352	18,770,543	18,694,489

The notes form an integral part of the condensed consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	December 30,	June 30,
	2018	2018

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,494	$7,909
Accounts receivable — net of allowances of $164 and $51, respectively	6,394	5,515
Income tax receivable	1,057	—
Inventories — net	27,685	20,467
Prepaid expenses and other current assets	3,505	3,295
Total current assets	57,135	37,186
Property, plant and equipment — net	27,540	22,265
Intangible assets — net	84,773	51,046
Goodwill	101,389	65,792
Deferred debt issuance costs — net	508	383
Other	252	252
Total assets	$271,597	$176,924
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,945	$17,266
Income tax payable	—	705
Accrued expenses and other current liabilities	39,491	27,866
Current portion of long-term debt, net of unamortized debt issuance costs	10,645	5,069
Total current liabilities	64,081	50,906
Long-term debt, net of unamortized debt issuance costs	135,520	70,087
Deferred income taxes	977	1,427
Unrecognized tax positions	2,294	1,982
Total liabilities	202,872	124,402
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value per share — authorized, 100,000,000 shares; issued and outstanding, 18,726,190 shares at December 30, 2018 and 18,682,338 shares at June 30, 2018	187	187
Additional paid-in capital	114,694	114,052
Accumulated deficit	(46,156)	(61,717)
Total stockholders' equity	68,725	52,522
Total liabilities and stockholders' equity	$271,597	$176,924

The notes form an integral part of the condensed consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share data)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2018	18,682,338	$187	$114,052	$(61,717)	$52,522
Adoption of accounting standards (Note 2)	—	—	—	(3,091)	(3,091)
Equity-based compensation activity	43,852	—	642	—	642
Net income	—	—	—	18,652	18,652
Balance at December 30, 2018	18,726,190	$187	$114,694	$(46,156)	$68,725

The notes form an integral part of the condensed consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Dollars in thousands)

	Six Months Ended
	December 30, 2018	December 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,652	$15,055
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,359	2,210
Inventory obsolescence reserve	164	(322)
Amortization of debt issuance costs	268	235
Stock-based compensation	788	528
Change in interest rate cap fair value	184	—
Unrecognized tax benefits	312	258
Deferred income taxes	488	(604)
Net provision of doubtful accounts	113	(21)
Loss on disposal of fixed assets	8	—

Changes in operating assets and liabilities:
Accounts receivable	4,280	3,377
Inventories	2,546	101
Prepaid expenses and other current assets	(210)	(489)
Income taxes	(1,762)	1,633
Other assets	—	(11)
Accounts payable	(6,512)	(849)
Accrued expenses and other current liabilities	5,183	1,351
Net cash provided by operating activities	27,861	22,452

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal of equipment	5	96
Payments for acquisitions, net of cash acquired	(81,729)	(79,128)
Purchases of property and equipment	(6,022)	(1,474)
Net cash used in investing activities	(87,746)	(80,506)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	80,000	80,832
Cash paid for withholding taxes on vested stock	(146)	(43)
Principal payments on long-term debt	(8,656)	(19,201)
Payments of debt issuance costs	(728)	(1,322)
Net cash provided from financing activities	70,470	60,266
NET CHANGE IN CASH AND CASH EQUIVALENTS	10,585	2,212

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	7,909	4,038
CASH AND CASH EQUIVALENTS — END OF PERIOD	$18,494	$6,250
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$1,146	$1,383
Cash payments for income taxes	$5,679	$3,872
SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued working capital adjustment - NauticStar acquisition	—	1,383

The notes form an integral part of the condensed consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

1.ORGANIZATION AND NATURE OF BUSINESS

MasterCraft Boat Holdings, Inc. (the “Company”) was formed on January 28, 2000, as a Delaware holding company and operates primarily through its wholly owned subsidiaries, MasterCraft Boat Company, LLC (“MasterCraft”); Nautic Star, LLC (“NauticStar”); NS Transport, LLC; Crest Marine LLC (“Crest”); MasterCraft Services, LLC; MasterCraft Parts, Ltd.; and MasterCraft International Sales Administration, Inc. The Company and its subsidiaries collectively are referred to herein as the “Company”.

On October 2, 2017, the Company acquired all of the outstanding membership interests and other equity securities of Nautic Star, LLC, a Mississippi limited liability company and its subsidiaries. On October 1, 2018, the Company acquired all of the outstanding membership interest of Crest Marine LLC, a Michigan limited liability company. As a result of the acquisitions, the Company consolidated the financial results of NauticStar and Crest. See Note 4.

The Company is a leading innovator, designer, manufacturer and marketer of premium recreational powerboats that operates in three reportable segments: MasterCraft, NauticStar and Crest. The Company also leases a parts warehouse in the United Kingdom to expedite service, primarily to MasterCraft dealers and customers in Europe.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements for the year ended June 30, 2018 and, in the opinion of management, reflect all adjustments considered necessary to present fairly the Company’s financial position as of December 30, 2018, its results of its operations for the three and six months ended December 30, 2018 and December 31, 2017, its cash flows for the six months ended December 30, 2018 and December 31, 2017, and its statement of shareholders’ equity for the three and six months ended December 30, 2018. All adjustments are of a normal recurring nature. The Company’s interim operating

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

results for the six months ended December 30, 2018 and December 31, 2017 are not necessarily indicative of the results to be expected in future operating quarters.

With the exception of Accounting Standards Update (“ASU”) 2014-09 discussed below, there were no significant changes in or changes in the application of the Company’s critical accounting policies or estimation procedures for the six months ended December 30, 2018 as compared with the significant accounting policies described in the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2018.

Recently Adopted Accounting Standards — In May 2014, the Financial Accounting Standards Board (the “FASB”) and International Accounting Standards Board jointly issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which provides a principle-based accounting guidance for revenue recognition. ASU 2014-09, as amended, became effective for public companies for annual and interim periods beginning after December 15, 2017. Effective July 1, 2018, the Company adopted the new revenue standard using the modified retrospective transition approach by recognizing a cumulative adjustment to the opening balance of retained earnings.

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

The following table summarizes the impact of ASU 2014-09 on the Company’s Condensed Consolidated Statement of Operations for the three and six months ended December 30, 2018, respectively:

	Three Months Ended December 30, 2018
			Balances without
Statement of Operations	As Reported	Effect of Change	adoption of ASC 606
Net sales	$121,541	$825	$122,366
Income before income tax expense	12,680	825	13,505
Income tax expense	2,492	167	2,659
Net income	10,188	658	10,846

	Six Months Ended December 30, 2018
			Balances without
Statement of Operations	As Reported	Effect of Change	adoption of ASC 606
Net sales	$215,182	$1,342	$216,524
Income before income tax expense	23,370	1,342	24,712
Income tax expense	4,718	271	4,989
Net income	18,652	1,071	19,723

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

The following table summarizes the impact of ASU 2014-09 on the Company’s Condensed Consolidated Balance Sheet as of December 30, 2018:

			Balances without
Balance Sheet	As Reported	Effect of Change	adoption of ASC 606
Accrued expenses and other current liabilities	$39,491	$(5,210)	$34,281
Income taxes	2,214	1,209	3,423
Accumulated deficit	(46,156)	4,001	(42,155)

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

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. In July 2018, the FASB issued ASU 2018-11,  Targeted Improvements, providing for an additional transition method by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings. The Company expects to adopt the new standard on July 1, 2019 and use the effective date as the date of initial application. The new standard provides a number of optional practical expedients in transition. The Company expects to elect the ‘package of practical expedients’, which permits it not to reassess under the new standard the Company’s prior conclusions about lease identification, lease classification and initial direct costs. The Company does not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to the Company.  The Company expects that this standard will have a material effect on our financial statements. However, the Company is still in the process of assessing the impact of the new standard, and, therefore, the full quantitative impact cannot be reasonably estimated at this time. While the Company continues to assess all of the effects of adoption, it currently believes the most significant effects relate to the recognition of the new ROU assets and lease liabilities on the Company’s balance sheet for its building and equipment operating leases and providing significant new disclosures about its leasing activities.

3.REVENUE RECOGNITION

The following table presents the Company’s revenue by major product categories for the three and six months ended December 30, 2018:

	Three Months Ended December 30, 2018
	MasterCraft	NauticStar	Crest	Total
Major Product Categories
Boats and trailers	$74,976	$19,182	$25,754	$119,912
Parts	1,101	14	86	1,201
Other revenue	320	—	108	428
Total	$76,397	$19,196	$25,948	$121,541

	Six Months Ended December 30, 2018
	MasterCraft	NauticStar	Crest	Total
Major Product Categories
Boats and trailers	$147,352	$36,305	$25,754	$209,411
Parts	4,682	294	86	5,062
Other revenue	597	4	108	709
Total	$152,631	$36,603	$25,948	$215,182

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

The Company recognizes revenue when obligations under the terms of a contract are satisfied and control over promised goods is transferred to a customer. For the majority of sales, this occurs when the product is released to the carrier responsible for transporting it to a customer. The Company typically receives payment within 5 days of shipment. Revenue is measured as the amount of consideration it expects to receive in exchange for a product. The consideration recognized represents the amount specified in a contract with a customer, net of estimated dealer and retail sales incentives the Company reasonably expects to pay. The estimated liability and reduction in revenue for sales incentives is recorded at the time of sale. The Company estimates the amount of sales incentives based on historical data for specific boat models adjusted for forecasted sales volume, product mix, customer behavior and assumptions concerning market conditions. Subsequent adjustments to incentive estimates are possible as facts and circumstances change over time.

A contract liability is created when customers prepay for goods prior to the Company transferring those goods to the customer. The contract liability is reduced once control of the goods is transferred to the customer. The difference between the opening and closing balances of the Company’s contract liabilities primarily results from the timing difference between the Company’s performance and the point at which it receives pre-payment from the customer. The Company’s contract liabilities were $956 and $2,194 as of December 30, 2018 and June 30, 2018, respectively and are classified as “Accrued expenses and other current liabilities” in its Condensed Consolidated Balance Sheets.

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

4. ACQUISITION

Crest Acquisition:

On October 1, 2018, the Company completed its acquisition of Crest, a manufacturer of premium pontoon boats, providing the Company with additional product diversification. With the acquisition of Crest, the Company expanded its product portfolio and now operates in three segments of the powerboat industry – performance sport boats, outboard saltwater fishing boats and pontoon boats. The purchase price was $81,729, including customary adjustments for the amount of working capital in the acquired business at the closing date. A portion of the purchase price was deposited into an escrow account in order to secure certain post-closing obligations of the former members of Crest. The Company accounted for the transaction using the acquisition method in accordance with ASC 805, Business Combinations.

The total consideration has been allocated to the assets acquired and liabilities assumed based on preliminary estimates of their fair values as of the date of acquisition. Because of the complexities involved with performing the valuation, the Company has recorded the tangible and intangible assets acquired and liabilities assumed based on their preliminary fair values as of October 1, 2018. The preliminary measurements of fair value were based upon estimates utilizing the

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

assistance of third-party valuation specialists and are subject to change. The Company expects the valuation of tangible and intangible assets and working capital adjustments to be finalized during the second half of fiscal 2019.

The following table summarizes the preliminary purchase price allocation based on the estimated fair values of the assets acquired and liabilities assumed of Crest at the acquisition date:

Purchase Price:
Cash paid, net of cash acquired	$81,729

Recognized preliminary amounts of identifiable assets acquired and (liabilities assumed), at fair value:
Accounts receivable	$5,272
Inventories	9,928
Other current assets	185
Property, plant and equipment	1,840
Identifiable intangible assets	35,245
Current liabilities	(6,338)
Fair value of assets acquired and liabilities assumed	46,132
Goodwill	35,597
$81,729

The preliminary fair value estimates for the Company’s identifiable intangible assets acquired as part of the acquisition are as follows:

	Estimates of Fair Value	Estimated Useful Life (in years)
Definite-lived intangible:
Dealer network	$18,000	10
Software	245	5
Indefinite-lived intangible:
Trade name	17,000
Total identifiable intangible assets	$35,245

The value allocated to inventories reflect the estimated fair value of the acquired inventory based on the expected sales price of the inventory, less an estimated cost to complete and a reasonable profit margin. The value allocated to accounts receivable represents the estimated fair value of the acquired receivables based on the expected collection of those receivables, less an estimated allowance for bad debts. The fair value of the identifiable intangible assets were determined based on the following approaches:

•

Dealer Network – The value associated with Crest’s dealer network is attributed to its long-standing dealer relationships. The estimate of fair value assigned to this asset was determined using the income approach, which requires an estimate or forecast of the expected future cash flows from the dealer network through the application of the multi-period excess earnings approach. The estimated remaining useful life of dealer network is approximately ten years.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

•

Software – The value attributed to Crests’ software was determined using the replacement cost method, a variation of cost approach, which requires an estimate of the replacement cost and incorporates an obsolescence factor and a developer’s profit margin.

•

Trade Name – The value attributed to Crest’s trade name was determined using the relief from royalty method, a variation of the income approach, which requires an estimate or forecast of the expected future cash flows. The trade name has an indefinite life.

The fair value of the definite-lived intangible asset is being amortized using the straight-line method to amortization of intangible assets expense over the estimated useful life. Indefinite-lived intangible assets are not amortized, but instead are evaluated for potential impairment on an annual basis in accordance with the provision of ASC Topic 350, Intangibles—Goodwill and Other. The weighted average useful life of identifiable definite-lived intangible assets acquired was 9.9 years. Goodwill of $35,597 arising from the acquisition consists of future growth prospects including dealer expansion into new geographic markets and capacity expansion as well as intangible assets that do not qualify for separate recognition. The indefinite-lived intangible assets and goodwill acquired are expected to be deductible for income tax purposes.

Acquisition related costs of $2,017, which were incurred by the Company during the first half of fiscal 2019, were expensed in the period incurred, and are included in general and administrative expenses in the consolidated statement of operations and comprehensive income for the three and six months ended December 30, 2018.

NauticStar Acquisition:

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
$80,511

Pro Forma Financial Information:

The following unaudited pro forma consolidated results of operations for the three and six months ended December 30, 2018 and three and six months ended December 31, 2017, assumes that the acquisitions of NauticStar and Crest occurred as of July 1, 2017, the beginning of the comparable prior annual reporting period presented. The unaudited pro forma financial information combines historical results of MasterCraft, NauticStar and Crest, with adjustments for depreciation and amortization expense based upon the fair value step-up and estimated useful lives of depreciable fixed assets and definite-life amortizable assets acquired. Adjustments also include an increase of interest expense as if the Company’s debt obtained in connection with the acquisitions had been outstanding since July 1, 2017. The unaudited pro forma financial results include non-recurring adjustments for transaction costs directly attributable to the acquisitions and costs associated with the fair value step-up of inventory. The provision for income taxes has also been adjusted for all periods, based upon the foregoing adjustments to historical results. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal year 2018 or the results that may occur in the future:

	Three Months Ended		Six Months Ended
	December 30, 2018	December 31, 2017	December 30, 2018	December 31, 2017

Net sales	$121,541	$94,342	$236,175	$189,507
Net income	$11,026	$8,773	$20,819	$13,398
Basic earnings per share	$0.59	$0.47	$1.12	$0.72
Diluted earnings per share	$0.59	$0.47	$1.11	$0.72

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Effective October 1, 2018, in connection with the purchase of Crest, the Company entered into a lease agreement with Crest Marine Real Estate LLC (“Real Estate”) for a manufacturing facility, storage and office building.  The ten-year lease expires September 30, 2028, subject to four consecutive five year extension periods. The annual rent is $330 for the first five years of the lease term and will increase to $425 for the remaining five years. Additionally, during the option terms the rent will be adjusted every five years based upon the increase in the Consumer Price Index. One of the minority owners of Real Estate is a member of the Crest management team.

Crest purchases fiberglass component parts from a supplier whose minority owner is the same member of the Crest management team that has a minority ownership in Real Estate. During the three months ended December 30, 2018, the Company purchased $942 of products from the supplier. As of December 30, 2018, the outstanding balance due to the supplier is $120.

5.INVENTORIES

Inventories consisted of the following:

	December 30, 2018	June 30, 2018
Raw materials and supplies	$19,404	$9,587
Work in process	3,276	2,822
Finished goods	6,137	9,026
Obsolescence reserve	(1,132)	(968)
Total inventories	$27,685	$20,467

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	December 30, 2018	June 30, 2018
Prepaid photo shoot	$1,027	$273
Insurance	515	974
Trade show deposits	429	111
Interest rate cap	341	525
Other	1,193	1,412
Total prepaid expenses and other current assets	$3,505	$3,295

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

7.ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	December 30, 2018	June 30, 2018
Warranty	$15,964	$13,077
Self-insurance	667	703
Compensation and related accruals	2,692	2,995
Inventory repurchase contingent obligation	2,139	1,274
Floor plan interest	3,376	1,228
Debt interest	1,714	244
Dealer incentives	9,842	4,628
Other	3,097	3,717
Total accrued expenses and other current liabilities	$39,491	$27,866

The following table provides a roll forward of the accrued warranty liability:

Beginning balance - June 30, 2018	$13,077
Provisions	3,621
Additions for Crest acquisition	681
Payments made	(3,657)
Adjustments to preexisting warranties	2,242
Ending balance - December 30, 2018	$15,964

During the second quarter of fiscal 2019, the Company identified errors in how accrued warranty was calculated that resulted in a net out-of-period adjustment that decreased earnings for the three months ended December 30, 2018 and increased accrued expenses and other current liabilities as of December 30, 2018 by $225.  The Company determined that inaccurate data on the cost of parts was used to estimate the warranty liability. The impact of this adjustment resulted in a $1,125 increase in earnings for the three months ended December 30, 2018, with a corresponding decrease in accrued expenses and other current liabilities on the consolidated balance sheet as of December 30, 2018. The Company also determined that faulty assumptions were used when estimating costs for warranty periods impacted by the change to a five-year warranty. The adjustment resulted in a $1,350 decrease in earnings for the three months ended December 30, 2018, with a corresponding increase in accrued expenses and other current liabilities on the consolidated balance sheet as of December 30, 2018.

Management evaluated the effect of the adjustments on the Company’s financial statements under the provision of ASC 250: Accounting Changes and Error Corrections and Staff Accounting Bulletin No. 108: Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements and concluded that the were immaterial to the current year and prior year’s annual and quarterly financial statements.

8. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the six months ended December 30, 2018, were as follows:

Goodwill as of June 30, 2018	$65,792
Addition related to the acquisition of Crest	35,597
Goodwill as of December 30, 2018	$101,389

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

As of December 30, 2018, and June 30, 2018, details of the Company’s intangible assets other than goodwill were as follows:

	December 30, 2018
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Dealer network	$39,500	$(3,959)	$35,541
Software	245	(13)	232
Total amortizable intangible assets	39,745	(3,972)	35,773
Trade names	49,000	—	49,000
Total intangible assets	$88,745	$(3,972)	$84,773

	June 30, 2018
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Dealer network	$21,590	$(2,544)	$19,046
Total amortizable intangible assets	21,590	(2,544)	19,046
Trade names	32,000	—	32,000
Total intangible assets	$53,590	$(2,544)	$51,046

Amortization expense recognized on all amortizable intangibles was $987 and $1,517 for the three months and six months ended December 30, 2018, respectively. Amortization expense recognized on all amortizable intangibles was $525 and $552 for the three months and the six months ended December 31, 2017, respectively.

The estimated future amortization of definite-lived intangible assets is as follows:

Fiscal years ending June 30,
Remainder of 2019	$2,440
2020	3,956
2021	3,956
2022	3,956
2023	3,956
and thereafter	17,510
Total	$35,773

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

The following tables summarize the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the consolidated balance sheets:

	December 30, 2018
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Asset — interest rate cap	$—	$341	$—

	June 30, 2018
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Asset — interest rate cap	$—	$525	$—

The interest rate cap is valued utilizing pricing models taking into account inputs such as interest rates and notional amounts. In November 2017, the Company entered into an interest rate cap agreement with its existing lender to cap its London Interbank Offered Rate (“LIBOR”) at 2% for $34,594 of outstanding principal on its long-term debt. Fair value measurements for the Company’s interest rate cap are classified under Level 2 because such measurements are based on significant other observable inputs. There were no transfers of assets or liabilities between Level 1 and Level 2 during the six months ended December 30, 2018.

10. LONG-TERM DEBT

Long-term debt outstanding is as follows:

	December 30, 2018	June 30, 2018
Revolving credit facility	$—	$—
Senior secured term loan	148,000	76,656
Debt issuance costs on term loan	(1,835)	(1,500)
Total debt	146,165	75,156
Less current portion of long-term debt	11,100	5,475
Less current portion of debt issuance costs on term loan	(455)	(406)
Long-term debt — less current portion	$135,520	$70,087

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

On October 1, 2018, the Company entered into a Fourth Amended and Restated Credit and Guaranty Agreement with Fifth Third Bank, as the agent and letter of credit issuer, and the lenders party thereto (the “Fourth Amended Credit Agreement”). The Fourth Amended Credit Agreement replaced the Company’s Third Amended and Restated Credit Agreement, dated October 2, 2017. The Fourth Amended Credit Agreement provides the Company with a $190,000 senior secured credit facility, consisting of a $75,000 term loan and an $80,000 term loan (together, the “Term Loans”) and a $35,000 revolving credit facility (the “Revolving Credit Facility”). Proceeds from the $80,000 term loan went to pay for the Crest acquisition.

The Fourth Amended Credit Agreement bears interest, at the Company’s option, at either the prime rate plus an applicable margin ranging from 0.5% to 1.5% or at an adjusted LIBOR rate plus an applicable margin ranging from 1.5% to 2.5%, in each case based on the Company’s senior leverage ratio. Based on the Company’s current senior leverage ratio, the applicable margin for loans accruing interest at the prime rate is 1.00% and the applicable margin for loans accruing interest at LIBOR is 2.00%. The Term Loans will mature and all remaining amounts outstanding thereunder will be due and payable on October 1, 2023. During the three months ended December 30, 2018, the Company made voluntary payments on the Term Loans of $7,000 out of excess cash. As of December 30, 2018 and June 30, 2018, the Company’s unamortized debt issuance costs related to the Term Loans were $1,835 and $1,499, respectively. These costs are being amortized over the term of the Fourth Amended Credit Agreement. As of December 30, 2018, the Company was in compliance with all of its debt covenants under its Fourth Amended Credit Agreement.

As of December 30, 2018, the Company had no borrowings outstanding on its Revolving Credit Facility. As of December 30, 2018 and June 30, 2018, availability under the Revolving Credit Facility was $35,000 and $30,000, respectively. The Company’s unamortized debt issuance costs on its Revolving Credit Facility were $508 and $383 as of December 30, 2018 and June 30, 2018, respectively.

11. INCOME TAXES

The Company’s consolidated interim effective tax rate is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items.  During the six months ended December 30, 2018, the Company’s effective tax rate was 20.2%.  The differences in the Company’s effective tax rate in comparable historical periods presented and the statutory federal tax rate of 21% primarily relate to a permanent benefit associated with the foreign derived intangible income deduction and the inclusion of the state tax rate in the overall effective rate. The Company’s consolidated interim effective tax rate for the six months ended December 30, 2018 is lower compared to the 25.5% effective tax rate for the six months ended December 31, 2017, primarily due to the enactment of the Tax Cuts and Jobs Act.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

12. EARNINGS PER SHARE

The following table sets forth the computation of the Company’s earnings per share:

	Three Months Ended		Six Months Ended
	December 30, 2018	December 31, 2017	December 30, 2018	December 31, 2017
Net income	$10,188	$8,009	$18,652	$15,055
Weighted average common shares — basic	18,653,111	18,619,834	18,649,575	18,617,467
Dilutive effect of assumed exercises of stock options	50,261	34,994	51,307	32,969
Dilutive effect of assumed restricted share awards/units	68,950	47,524	69,661	44,054
Weighted average outstanding shares — diluted	18,772,322	18,702,352	18,770,543	18,694,489
Basic earnings per share	$0.55	$0.43	$1.00	$0.81
Diluted earnings per share	$0.54	$0.43	$0.99	$0.81

For the three and six months ended December 30, 2018 and December 31, 2017, the weighted average shares that were anti-dilutive, and therefore excluded from the computation of diluted earnings per share, included 1,559 restricted stock awards and 2,925 performance stock units.

13.STOCK-BASED COMPENSATION

During fiscal year ended June 30, 2015 the Company adopted the Amended and Restated MasterCraft Boat Holdings, Inc. 2015 Incentive Award Plan (“2015 Plan”) in order to facilitate the grant of cash and equity incentives to non-employee directors, employees, and consultants of the Company and certain of its affiliates and to enable the Company and certain of its affiliates to obtain and retain the services of these individuals, which is essential to our long-term success. In July 2015, the Board amended and restated the Company’s 2015 Plan which became effective just prior to the closing of the Company’s initial public offering to increase the shares available for issuance under the 2015 Plan.

In July 2018, the Company granted to certain employees 31,207 shares of restricted stock awards (“RSAs”) under the 2015 Plan at a per share fair value of $26.59. The RSAs will vest in three equal annual installments. In July 2018, the Company granted 12,414 RSAs under the 2015 Plan to certain non-employee directors for their annual equity award at a per share fair value of $26.59. The RSAs vest on June 30, 2019.  In August 2018, the Company granted 262 of RSAs to certain employees under the 2015 Plan at a per share fair value of $25.27. The RSAs will vest in three equal installments. In October 2018, the Company granted to a certain employee 1,559 RSAs under the 2015 Plan at a per share fair value of $36.10. The RSAs will vest in three equal annual installments. In October 2018, the Company granted 1,801 RSAs under the 2015 Plan to a newly elected non-employee director at a per share fair value of $33.22.  The RSAs vest on June 30, 2019. In November 2018, the Company granted to certain employees 1,072 RSAs under the 2015 Plan at a per share fair value of $27.66. The RSAs will vest on the first anniversary of the grant date. The per share value for each of the above RSA grants is equal to the market value of the Company’s common stock on the grant date.

In August 2018, the Company granted to certain employees 33,082 performance stock units (“PSUs”) under its 2015 Plan at a per share fair value of $31.60.  In October 2018, the Company granted 1,559 performance stock units (“PSUs”) under its 2015 Plan to a certain employee at a per share fair value of $31.60. The fair value was estimated based on long-term market performance targets using a Monte Carlo Simulation model, which considers the likelihood of all possible outcomes

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

and determines the number of shares expected to vest under each simulation and the expected stock price at that level. The awards will be earned based upon the Company’s attainment of certain performance criteria over a three-year period. The performance period for the awards is a three-year period commencing July 1, 2018 and ending June 30, 2021.  Following the determination of the Company’s achievement with respect to the performance criteria, the number of shares awarded will be subject to adjustment based upon the application of a total shareholder return (“TSR”) modifier.

During the six months ended December 30, 2018 and December 31, 2017, the Company recognized $788 and $528, respectively in stock-based compensation expense.

14.SEGMENT INFORMATION

The Company designs, manufactures, and markets recreational premium performance sport boats and outboard boats under three operating and reportable segments: MasterCraft, NauticStar and Crest. The Company’s segments are defined by management’s reporting structure and distribution channels. The MasterCraft segment consists of recreational performance sport boats primarily used for water skiing, wakeboarding, wake surfing, and general recreational boating. The NauticStar segment consists of outboard boats primarily used for salt water fishing, and general recreational boating. Crest manufactures premium outboard pontoon boats. The Company distributes the MasterCraft, NauticStar and Crest products through its dealer network. Company management regularly reviews the operating performance of each segment including measures of performance based on income from operations. The Company files a consolidated income tax return and does not allocate income taxes and certain other corporate level expenses, including interest, to operating segments.

The following tables present financial information for the Company’s reportable segments for the three and six months ended December 30, 2018 and December 31, 2017, respectively, and the Company’s financial position at December 30, 2018 and June 30, 2018, respectively.

	Three Months Ended December 30, 2018
	MasterCraft	NauticStar	Crest	Consolidated
Net sales	$76,397	$19,196	$25,948	$121,541
Cost of sales	56,852	16,187	21,428	94,467
Operating income	11,414	1,072	2,235	14,722
Depreciation and amortization	732	654	537	1,923

	Three Months Ended December 31, 2017
	MasterCraft	NauticStar	Crest	Consolidated
Net sales	$58,239	$20,196	$—	$78,435
Cost of sales	41,856	16,645	—	58,501
Operating income	9,113	1,669	—	10,782
Depreciation and amortization	876	602	—	1,478

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

	Six Months Ended December 30, 2018
	MasterCraft	NauticStar	Crest	Consolidated
Net sales	$152,631	$36,603	$25,948	$215,182
Cost of sales	111,875	31,602	21,428	164,905
Operating income	22,944	1,153	2,235	26,333
Depreciation and amortization	1,537	1,285	537	3,359

	Six Months Ended December 31, 2017
	MasterCraft	NauticStar	Crest	Consolidated
Net sales	$123,288	$20,196	$—	$143,484
Cost of sales	88,742	16,645	—	105,387
Operating income	20,177	1,669	—	21,846
Depreciation and amortization	1,608	602	—	2,210

	As of December 30, 2018	As of June 30, 2018
Assets
MasterCraft	$263,715	$170,218
NauticStar	83,168	87,866
Crest	87,727	—
Eliminations	(163,013)	(81,160)
Total Assets	$271,597	$176,924

	As of December 30, 2018	As of June 30, 2018
Goodwill
MasterCraft	$29,593	$29,593
NauticStar	36,199	36,199
Crest	35,597	—
Total Goodwill	$101,389	$65,792

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read together with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. In addition, the statements in this discussion and analysis regarding industry outlook, our expectations regarding the performance of our business, anticipated financial results, liquidity and the other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the successful integration of NauticStar and Crest into our business and the risks and uncertainties described in “Cautionary Note Regarding Forward-Looking Statements” above and in “Risk Factors” set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018 and our Quarterly Report on Form 10-Q for the quarter ended September 30,2018. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Certain statements in the following discussions are based on non-GAAP financial measures. A “non-GAAP financial measure” is a numerical measure of a registrant’s historical or future financial performance, financial position or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the statements of comprehensive income, balance sheets or statements of cash flows of the issuer; or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented. Non-GAAP financial measures do not include operating and statistical measures. The Company includes non-GAAP financial measures in Management’s Discussion and Analysis, as the Company’s management believes that these measures and the information they provide are useful to investors because they permit investors to view the Company’s performance using the same tools that management uses and to better evaluate the Company’s ongoing business performance. In order to better align the Company’s reported results with the internal metrics used by the Company's management to evaluate business performance as well as to provide better comparisons to prior periods and peer data, non-GAAP measures exclude the impact of purchase accounting amortization related to the NauticStar and Crest acquisitions.

Overview

We are a world-renowned innovator, designer, manufacturer, and marketer of premium recreational powerboats through our three wholly-owned subsidiaries, MasterCraft, NauticStar and Crest. Through these brands, we have leading U.S. market share positions in three of the fastest growing segments of the powerboat industry - performance sport boats, outboard saltwater fishing boats and pontoon boats. Our brands have a strong international presence, with dealers in 45 countries around the world. Our boats are used for water skiing, wakeboarding, wake surfing, fishing, and general recreational boating. We operate in three reportable segments: MasterCraft, NauticStar and Crest. We believe that MasterCraft is the most recognizable brand name in the performance sport boat category given its 50-plus year history and reputation for innovation, quality and performance. NauticStar is a leading manufacturer and distributor of high-quality outboard bay boats, deck boats and offshore center console boats. Crest is a leading manufacturer and distributor of outboard aluminum pontoon boats. The acquisitions of NauticStar and Crest provide us with product diversification and access to the outboard propulsion category, the largest powerboat industry category in terms of annual retail units sold.

We sell our boats through an extensive network of independent dealers in North America and internationally. Through our MasterCraft segment, we partner with 100 North American dealers with 165 locations and 46 international dealers with 77 locations throughout the rest of the world. Through our NauticStar segment, we partner with 79 North American dealers with 98 locations and one international dealer with a single location. Crest partners with 117 North American dealers with

123 locations. For the six months ended December 30, 2018, 93.1% of our net sales were generated from North America and 6.9% of our net sales were generated from outside of North America.

Acquisition of Crest

On October 1, 2018, we completed the acquisition of Crest, a leading vertically integrated manufacturer of pontoon boats in the United States. Crest is one of the top producers of innovative, premium pontoon boats ranging from 20 to 29 feet in the powerboat industry. The transaction was structured as an acquisition of 100% of the outstanding membership interests in Crest for aggregate consideration of $81.7 million, subject to customary adjustments based on, among other things, the amount of cash, debt and working capital in the business at the closing date. We funded the purchase price for the acquisition by amending, extending and up-sizing our existing credit agreement, and with cash on hand. On October 1, 2018, we entered into the Fourth Amended Credit Agreement which provides us with a $190 million senior secured credit facility, consisting of a $75 million term loan, a $80 million term loan and a $35 million revolving credit facility.

Outlook

Our sales are impacted by general economic conditions, which affect the demand for our products, the demand for optional features, the availability of credit for our dealers and retail consumers, and overall consumer confidence. While the powerboat industry has grown in recent years, new unit sales remain significantly below historical peaks. While there is no guarantee that our market will continue to grow, we believe that healthy dealer inventory levels, increased consumer demand, and the superior quality, performance and styling of our boats present a long runway for future growth. Since October of 2017, we have acquired two additional powerboat brands, NauticStar and Crest, that further diversify our product portfolio, and increase our addressable market. Specifically, we now have two brands that participate in the largest, and one of the fastest growing, categories of the powerboat industry, outboard boats. Combined with our MasterCraft brand, we believe NauticStar and Crest can take market share in their respective segments, while mitigating the risk that any one segment’s performance could materially impact our overall financial performance. Additionally, our constant focus on manufacturing excellence and product development processes have led to operational efficiencies which we expect will continue to drive margin expansion, especially at NauticStar and Crest, as we continue to integrate these two businesses.

Results of Operations

The table below sets forth our results of operations for the periods presented. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods.

	Three Months Ended		Six Months Ended
	December 30, 2018	December 31, 2017	December 30, 2018	December 31, 2017
	(Unaudited)		(Unaudited)
	(Dollars in thousands)		(Dollars in thousands)
Consolidated statement of operations:

Net sales	$121,541	$78,435	$215,182	$143,484
Cost of sales	94,467	58,501	164,905	105,387
Gross profit	27,074	19,934	50,276	38,097
Operating expenses:
Selling and marketing	4,257	3,672	8,547	6,409
General and administrative	7,108	4,955	13,880	9,290
Amortization of intangible assets	987	525	1,517	552
Total operating expenses	12,352	9,152	23,944	16,251
Operating income	14,722	10,782	26,333	21,846
Other expense:
Interest expense, net	2,042	1,139	2,962	1,630
Income before income tax expense	12,680	9,643	23,370	20,216
Income tax expense	2,492	1,634	4,718	5,161
Net income	$10,188	$8,009	$18,652	$15,055
Additional financial and other data:
Unit volume:
MasterCraft	893	675	1,741	1,450
NauticStar	480	526	906	526
Crest	675	—	675	—
MasterCraft sales	$76,397	$58,239	$152,631	$123,288
NauticStar sales	$19,196	$20,196	36,603	20,196
Crest sales	$25,948	$—	25,948	—
Consolidated sales	$121,541	$78,435	$215,182	$143,484
Per Unit:
MasterCraft sales	$86	$86	$88	$85
NauticStar sales	$40	$38	40	38
Crest sales	$38	$—	38	—
Consolidated sales	$59	$65	$65	$73
Gross margin	22.3%	25.4%	23.4%	26.6%

Three Months Ended December 30, 2018 Compared to Three Months Ended December 31, 2017

Net Sales.  Total net sales for the three months ended December 30, 2018 were $121.5 million, reflecting an increase of $43.1 million, or 55.0%, compared to $78.4 million for the three months ended December 31, 2017. The Crest acquisition added $25.9 million of net sales in the second quarter. MasterCraft’s net sales increased 31.2%, or $18.2 million, driven by favorable product mix, price increases and a 32.3% increase in unit volume, partially due to an extra week of production in the fiscal second quarter given the timing of the planned holiday shutdown compared to prior fiscal year. These increases in net sales were partially mitigated by increased retail rebate expense due to the timing impact from new revenue recognition standard, as well as by higher sales discounts given to Canadian and European dealers impacted by the retaliatory import tariffs. We made the strategic decision to partially offset the import tariff for our Canadian and European dealers, which we believe provided us with a competitive advantage. NauticStar’s net sales decreased 5.0%, or $1.0 million, due to lower wholesale units driven by a scheduled pullback in production as NauticStar’s facility is retrofitted to handle new, larger boat models being introduced throughout calendar year 2019, offset by an increase in average selling price driven by favorable model mix and price increases.

Gross Profit.  For the three months ended December 30, 2018, the Company’s gross profit increased $7.2 million, or 35.8%, to $27.1 million compared to $19.9 million for the three months ended December 31, 2017. The inclusion of Crest accounted for $4.5 million of the increase, while MasterCraft contributed $3.2 million to the increase in gross profit. NauticStar’s gross profit declined $0.5 million. On a consolidated basis, gross margin decreased to 22.3% for the three months ended December 30, 2018 compared to 25.4% for the three months ended December 31, 2017. The decrease was primarily due to the dilutive effect from the inclusion of Crest, higher warranty costs, the planned decline in NauticStar net sales, and higher retail sales incentives due to the timing impact from the new revenue recognition standard and the strategic decision to offset a portion of the retaliatory import tariffs impacting our Canadian and European dealers. The decrease was partially offset by growth in MasterCraft unit sales volume, and favorable product mix and price increases at both MasterCraft and NauticStar.

Operating Expenses. For the three months ended December 30, 2018, operating expenses increased $2.7 million, or 31.7%, to $11.4 million compared to $8.6 million for the three months ended December 30, 2017. This increase was mainly due to the inclusion of Crest, an increase in compensation costs from added headcount to support growth initiatives, and start-up costs associated with our new Aviara brand, offset by the timing of MasterCraft’s annual dealer meeting falling in the fiscal 2019 first quarter compared to the fiscal second quarter in the prior fiscal year. As a percentage of net sales, operating expenses decreased to 9.4% during the three months ended December 30, 2018, compared to 11% during the three months ended December 31, 2017.

Other Expense.  Interest expense increased $0.9 million for the three months ended December 30, 2018 compared to the three months ended December 31, 2017. The increase is due to an increase in our term loan balance related to the Crest acquisition.

Income Tax Expense.    Our income tax expense was $2.5 million for the three months ended December 30, 2018. Our consolidated interim effective tax rate for the three months ended December 30, 2018 was 19.7%. The differences in our effective tax rate in comparable historical periods presented and the statutory federal tax rate of 21% primarily related to a permanent benefit associated with the foreign derived intangible income deduction and the inclusion of the state tax rate in the overall effective rate.

Six Months Ended December 30, 2018 Compared to Six Months Ended December 31, 2017

Net Sales.  Total net sales for the six months ended December 30, 2018 were $215.2 million, reflecting an increase of $71.7 million, or 50.0%, compared to $143.5 million for the six months ended December 31, 2017. The inclusion of Crest accounts for an increase of 18.1%, or $25.9 million. MasterCraft’s net sales increased 23.8%, or $29.3 million, which is driven by a favorable product mix,  price increases, and an increase in sales volume, partially due to an extra week of production in the fiscal second quarter given the timing of the planned holiday shutdown compared to prior fiscal year. These increases in net sales were partially offset by increased retail rebate expense due to the timing impact from new revenue recognition standard, as well as the strategic decision to offset a portion of the retaliatory import tariffs impacting our Canadian and European dealers. NauticStar’s net sales increased 81.2%, or $16.4 million due to the inclusion of NauticStar in our fiscal quarter ended September 30, 2018 and increased average selling price due to favorable model mix and price increases, offset by lower wholesale units driven by a scheduled pullback in production as NauticStar’s facility is retrofitted to handle new, larger boat models being introduced throughout calendar year 2019.

Gross Profit.  For the six months ended December 30, 2018, our gross profit increased $12.2 million, or 32.0%, to $50.3 million compared to $38.1 million for the six months ended December 31, 2017. MasterCraft contributed $6.2 million to the increase in gross profit and the inclusion of Crest accounted for $4.5 million of the increase. NauticStar’s gross profit increased $1.5 million. On a consolidated basis, gross margin decreased to 23.4% for the six months ended December 30, 2018 compared to 26.6% for the six months ended December 31, 2017. The decrease was primarily due to the dilutive effect from the inclusion of NauticStar and Crest, higher warranty costs, higher retail sales incentives due to the timing impact from the new revenue recognition standard and the strategic decision to offset a portion of the retaliatory import tariffs impacting our Canadian and European dealers, partially offset by growth in MasterCraft unit sales volume, and favorable product mix and price increases at both MasterCraft and NauticStar.

Operating Expenses.  Operating expenses for the six months ended December 30, 2018 increased 47.3%, or $7.7 million, from $16.3 million to $23.9 million. The increase was mainly due to the inclusion of NauticStar and Crest, an increase in compensation costs from added headcount to support growth initiatives, and start-up costs for our new Aviara brand. As a percentage of net sales, operating expenses decreased to 11.1% during the six months ended December 30, 2018, from 11.3% during the six months ended December 31, 2017.

Other Expense.  Interest expense increased $1.3 million for the six months ended December 30, 2018 compared to the six months ended December 31, 2017. The increase is due to an increase in our term loan balance related to the Crest acquisition.

Income Tax Expense.  Our income tax expense was $4.7 million for the six months ended December 30, 2018. Our consolidated interim effective tax rate for the six months ended December 30, 2018 was 20.2%. The differences in our effective tax rate in comparable historical periods presented and the statutory federal tax rate of 21% is primarily related to a permanent benefit associated with the foreign derived intangible income deduction and the inclusion of the state tax rate in the overall effective rate. Our consolidated interim effective tax rate for the six months ended December 30, 2018 decreased 5.3% compared to the 25.5% effective tax rate for the six months ended December 31, 2017, primarily due to the enactment of the Tax Reform Act.

Non-GAAP Measures

We define EBITDA as earnings before interest expense, income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA further adjusted to eliminate certain non-cash charges and unusual items that we do not consider to be indicative of our ongoing operations, including acquisition related expenses associated with the acquisitions of NauticStar and Crest, our stock-based compensation expense, and start-up costs for our new Aviara brand. We define Adjusted net income as net income adjusted to eliminate certain non-cash charges and unusual items that we do not consider to be indicative of our ongoing operations, such as acquisition expenses associated with the acquisitions of NauticStar and Crest (including intangible amortization associated with the acquisitions, including prior year acquisitions), our stock-based compensation expense, start-up costs for our  new Aviara brand and an adjustment for income tax expense at a normalized annual effective tax rate.  We define Adjusted EBITDA margin as Adjusted EBITDA expressed as a percentage of net sales. Adjusted EBITDA, Adjusted net income and Adjusted EBITDA margin are not measures of net income or operating income as determined under accounting principles generally accepted in the United States, which we refer to as GAAP. Adjusted EBITDA and Adjusted net income are not measures of performance in accordance with GAAP and should not be considered as an alternative to net income or operating cash flows determined in accordance with GAAP. Additionally, Adjusted EBITDA is not intended to be a measure of cash flow for management’s discretionary use. We believe that the inclusion of EBITDA, Adjusted EBITDA, Adjusted EBITDA margin and Adjusted net income is appropriate to provide additional information to investors because securities analysts, noteholders and other investors use these non-GAAP financial measures to assess our operating performance across periods on a consistent basis and to evaluate the relative risk of an investment in our securities. We use Adjusted net income to facilitate a comparison of our operating performance on a consistent basis from period to period that, when viewed in combination with our results prepared in accordance with GAAP, provides a more complete understanding of factors and trends affecting our business than GAAP alone measures.  We believe Adjusted net income assists our board of directors, management and investors in comparing our net income on a consistent basis from period to period because it removes non-cash and non-recurring items.  Adjusted EBITDA and Adjusted net income have limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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

The following table sets forth a reconciliation of net income as determined in accordance with U.S. GAAP to Adjusted EBITDA for the periods indicated:

	Three Months Ended		Six Months Ended
	December 30, 2018	December 31, 2017	December 30, 2018	December 31, 2017
	(Unaudited)		(Unaudited)
	(Dollars in thousands)		(Dollars in thousands)
Net income	$10,188	$8,009	$18,652	$15,055
Income tax expense	2,492	1,634	4,718	5,161
Interest expense, net	2,042	1,139	2,962	1,630
Depreciation and amortization	1,923	1,478	3,359	2,210
EBITDA	16,645	12,260	29,692	24,056
Transaction expense(a)	699	605	2,017	1,486
Inventory step-up adjustment – acquisition related	382	501	382	501
New brand start-up costs(b)	483	85	763	104
Stock-based compensation	404	264	788	528
Adjusted EBITDA	$18,613	$13,715	$33,642	$26,675
Adjusted EBITDA Margin	15.3%	17.5%	15.6%	18.6%

(a)	Represents fees, expenses and integration costs associated with our acquisitions of NauticStar and Crest.

(b)	Represents start-up costs associated with Aviara - a completely new boat brand in a segment of the market neither MasterCraft, NauticStar nor Crest serves.

The following table sets forth a reconciliation of net income as determined in accordance with U.S. GAAP to Adjusted net income for the periods indicated:

	Three Months Ended		Six Months Ended
	December 30, 2018	December 31, 2017	December 30, 2018	December 31, 2017
	(Unaudited)		(Unaudited)
	(Dollars in thousands, except share and per share amounts)		(Dollars in thousands, except share and per share amounts)
Net income	$10,188	$8,009	$18,652	$15,055
Income tax expense	2,492	1,634	4,718	5,161
Transaction expense(a)	699	605	2,017	1,486
Amortization of acquisition intangibles	961	498	1,464	498
Inventory step-up adjustment – acquisition related	382	501	382	501
New brand start-up costs(b)	483	85	763	104
Stock-based compensation	404	264	788	528
Adjusted Net Income before income taxes	15,609	11,596	28,784	23,333
Adjusted income tax expense(c)	3,512	3,363	6,476	6,767
Adjusted Net Income	$12,097	$8,233	$22,308	$16,566

Pro-forma Adjusted Net Income per common share
Basic	0.65	0.44	1.20	0.89
Diluted	0.64	0.44	1.18	0.88
Pro-forma weighted average shares used for the computation of:
Basic Adjusted Net Income per share(d)	18,655,644	18,619,834	18,653,187	18,619,834
Diluted Adjusted Net Income per share(d)	18,851,590	18,792,214	18,865,371	18,795,225

(a)	Represents fees, expenses and integration costs associated with our acquisitions of NauticStar and Crest.

(b)	Represents start-up costs associated with Aviara - a completely new boat brand in a segment of the market neither MasterCraft, NauticStar nor Crest serves.

(c)	Reflects income tax expense at an estimated annual effective income tax rate of 22.5% for the current period and 29% for the prior-year period.

(d)

The weighted average shares used for computation of pro-forma diluted earnings per common share gives effect to 70,546 shares of restricted stock awards, 88,412 performance stock units and 36,988 shares for the dilutive effect of stock options.

The following table shows the reconciliation of net income per diluted share to Adjusted net income per diluted pro-forma weighted average share for the periods presented:

	Three Months Ended		Six Months Ended
	December 30, 2018	December 31, 2017	December 30, 2018	December 31, 2017
	(Unaudited)		(Unaudited)
Net income per diluted share	$0.54	$0.43	$0.99	$0.81
Impact of adjustments:
Income tax expense	0.13	0.09	0.25	0.28
Transaction expense(a)	0.04	0.03	0.11	0.08
Amortization of acquisition intangibles	0.05	0.03	0.08	0.03
Inventory step-up adjustment – acquisition related	0.02	0.03	0.02	0.03
New brand start-up costs(b)	0.03	—	0.04	0.01
Stock-based compensation	0.02	0.01	0.04	0.03
Adjusted Net Income per diluted share before income taxes	0.83	0.62	1.53	1.27
Impact of adjusted income tax expense on net income per diluted share before income taxes(c)	(0.19)	(0.18)	(0.35)	(0.36)
Impact of increased share count(d)	—	—	—	(0.03)
Adjusted Net Income per diluted pro-forma weighted average share	$0.64	$0.44	$1.18	$0.88

(a)	Represents fees, expenses and integration costs associated with our acquisitions of NauticStar and Crest.

(b)	Represents start-up costs associated with Aviara - a completely new boat brand in a segment of the market neither MasterCraft, NauticStar nor Crest serves.

(c)	Reflects income tax expense at an estimated annual effective income tax rate of 22.5% for the current period and 29% for the prior-year period.

(d)

Reflects impact of increased share counts giving effect to the exchange of all restricted stock awards, the vesting of all performance stock units and for the dilutive effect of stock options included in outstanding shares.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance working capital and fund capital expenditures. Our principal source of funds is cash generated from operating activities. As of December 30, 2018, we had borrowing availability of $35.0 million under our revolving credit facility. We believe our cash from operations, along with borrowings under our revolving credit facility, will be sufficient to provide for our working capital and capital expenditures for at least the next 12 months. The following table summarizes the cash flows from operating, investing, and financing activities:

	Six Months Ended
	December 30, 2018	December 31, 2017
	(Unaudited)
	(Dollars in thousands)
Total cash provided by (used in):
Operating activities	$27,861	$22,452
Investing activities	(87,746)	(80,506)
Financing activities	70,470	60,266
Net increase in cash	$10,585	$2,212

Operating Activities

Our net cash provided by operating activities increased by $5.4 million, or 24.1%, to $27.9 million for the six months ended December 30, 2018 compared to $22.5 million for the six months ended December 31, 2017. This increase was primarily due to higher earnings before interest, taxes, depreciation and amortization between periods, an increase in the growth of accrued expenses and other current liabilities, and a decline in the growth of accounts receivable and inventory, partially offset by higher cash payments for income taxes and a decline in the growth of accounts payable due primarily to the timing of payments.

Investing Activities

Net cash used in investing activities increased by $7.2 million to $87.7 million used during the six months ended December 30, 2018, compared to $80.5 million used during the six months ended December 31, 2017. This increase was primarily due to $2.6 million higher acquisition costs related to the Crest transaction compared to acquisition costs associated with the NauticStar transaction. Capital expenditure spending increased by $4.5 million for manufacturing infrastructure expansion, molds, and equipment.

Financing Activities

Net cash provided from financing activities increased by $10.2 million to $70.5 million for the six months ended December 30, 2018, compared to $60.3 million for the six months ended December 31, 2017. The increase is primarily due to payments on our term loan facility being lower by $10.5 million during the six months ended December 30, 2018, compared to the six months ended December 31, 2017. As discussed in Note 10 to our unaudited condensed consolidated financial statements, on October 1, 2018, we entered into the Fourth Amended Credit Agreement providing the Company with a $190 million senior secured credit facility, consisting of a $75 million term loan, a $80 million term loan and a $35 million revolving credit facility.

Off-Balance Sheet Arrangements

As of December 30, 2018, we did not have any off-balance sheet financings.

Emerging Growth Company

We are an emerging growth company, as defined in the JOBS Act. For as long as we are an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding stockholder advisory “say-on-pay” votes on executive compensation.

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

Critical Accounting Policies

As of December 30, 2018, with the exception of adoption of ASU 2014-09 discussed in Note 2, there were no significant changes in or changes in the application of our critical accounting policies or estimation procedures from those presented in our Annual Report on Form 10-K.

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

As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 30, 2018.

Changes in Internal Control Over Financial Reporting

On October 1, 2018, we completed the acquisition of Crest. Prior to the acquisition, Crest was a privately-held company and was not subject to the Sarbanes-Oxley Act of 2002, the rules and regulations of the SEC, or other corporate governance requirements applicable to public reporting companies. Our management is in the process of reviewing the operations of Crest, and implementing our internal control structure over the operations of the recently acquired entity; however, we will elect to exclude Crest when conducting our annual evaluation of the effectiveness of internal controls over financial reporting, as permitted by applicable regulations.

Other than our integration of Crest, there were no changes in our internal control over financial reporting during the quarter ended December 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS.

Legal Proceedings

None.

ITEM 1A.RISK FACTORS.

During the quarter ended December 30, 2018. There were no material changes to the risk factors disclosed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K or the risk factors disclosed in “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2018.

ITEM 2.UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES.

None.

ITEM 5.OTHER INFORMATION.

None.

ITEM 6.EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Membership Interest Purchase Agreement, dated October 2, 2017 among MasterCraft Boat Holdings, Inc., Nautic Star, LLC and each of the other parties thereto	8-K	001-37502	2.1	10/2/17
2.2	Membership Interest Purchase Agreement, dated September 10, 2018 among MasterCraft Boat Holdings, Inc., Crest Marine LLC and each of the other parties thereto	8-K	001-37502	2.1	9/10/18
3.1	Amended and Restated Certificate of Incorporation of MasterCraft Boat Holdings, Inc.	10-K	001-37502	3.1	9/18/15
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of MasterCraft Boat Holdings, Inc.	10-Q	001-37502	3.2	11/9/18
3.3	Second Amended and Restated By-laws of MasterCraft Boat Holdings, Inc.	10-Q	001-37502	3.3	11/9/18
4.1	Common Stock Certificate of MasterCraft Boat Holdings, Inc.	S-1/A	333-203815	4.1	7/15/15
4.2	Warrant to Purchase Common Stock of MasterCraft Boat Holdings, Inc., dated June 30, 2009	S-1/A	333-203815	4.2	6/25/15
10.1	Registration Rights Agreement between MasterCraft Boat Holdings, Inc. and Wayzata Opportunities Fund II, L.P.; Wayzata Opportunities Fund Offshore II, L.P. and Wayzata Recovery Fund, LLC, dated July 22, 2015	10-K	001-37502	10.1	9/18/15
10.2†	MasterCraft Boat Holdings, Inc 2010 Equity Incentive Plan	S-1/A	333-203815	10.2	6/25/15
10.3†	MasterCraft Boat Holdings, Inc. Management Incentive Plan (terminated on February 6, 2015)	S-1/A	333-203815	10.3	7/7/15
10.4†	MasterCraft Boat Holdings, Inc. 2015 Incentive Award Plan	S-1/A	333-203815	10.4	7/15/15
10.5†	Form of Restricted Stock Award Agreement and Grant Notice under 2015 Incentive Award Plan (employee)	S-1/A	333-203815	10.10	7/1/15
10.6†	Form of Stock Option Agreement and Grant Notice under 2015 Incentive Award Plan (employee)	S-1/A	333-203815	10.12	7/7/15
10.7†	Form of Restricted Stock Award Grant Notice under 2015 Incentive Award Plan (director)	S-1/A	333-203815	10.13	7/7/15
10.8†	Senior Executive Incentive Bonus Plan	10-K	001-37502	10.8	9/18/15
10.9†	Non-Employee Director Compensation Policy	S-1/A	333-203815	10.17	7/1/15
10.10†	Employment Agreement between MasterCraft Boat Company, LLC and Terry McNew, effective as of July 1, 2018	8-K	001-37502	10.1	7/2/18
10.11†	Employment Agreement between MasterCraft Boat Company, LLC and Timothy M. Oxley, effective as of July 1, 2018	8-K	001-37502	10.2	7/2/18
10.12†	Offer Letter between MasterCraft Boat Holdings, Inc. and Tim Schiek, dated October 9, 2017	10-K	001-37502	10.12	9/7/18
10.13†	Form of Indemnification Agreement for directors and officers	S-1/A	333-203815	10.9	7/7/15
10.14†	Form of Performance Stock Unit Award Agreement under 2015 Incentive Award Plan	8-K	001-37502	10.1	8/26/16

10.15	Fourth Amended and Restated Credit and Guaranty Agreement, dated October 1, 2018, by and among MasterCraft Boat Holdings, Inc. as a guarantor, MasterCraft Boat Company, LLC, MasterCraft Services, LLC, MasterCraft International Sales Administration, Inc., Nautic Star, LLC, NS Transport, LLC, and Crest Marine LLC as borrowers, Fifth Third Bank as the agent and letter of credit issuer, and the lenders party thereto	8-K	001-37502	10.1	10/1/18
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

†Indicates management contract or compensatory plan.

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TERRY MCNEW	President and Chief Executive Officer (Principal Executive Officer) and Director
Terry McNew		February 8, 2019

/s/ TIMOTHY M. OXLEY	Chief Financial Officer (Principal Financial and Accounting Officer), Treasurer and Secretary
Timothy M. Oxley		February 8, 2019