Form 10-Q
period 2019-03-31
MasterCraft Boat Holdings, Inc.
filed 2019-05-09
CIK 1638290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐     Yes          ☑     No

As of May 8, 2019, there were 18,724,325 shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	MCFT	NASDAQ

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

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	March 31, 2019	April 1, 2018	March 31, 2019	April 1, 2018
NET SALES	$128,390	$93,811	$343,572	$237,295
COST OF SALES	97,033	69,429	261,939	174,816
GROSS PROFIT	31,357	24,382	81,633	62,479
OPERATING EXPENSES:
Selling and marketing	5,210	3,560	13,757	9,969
General and administrative	6,696	5,099	20,576	14,388
Amortization of intangible assets	987	524	2,504	1,077
Total operating expenses	12,893	9,183	36,837	25,434
OPERATING INCOME	18,464	15,199	44,796	37,045
OTHER EXPENSE:
Interest expense, net	1,867	897	4,829	2,527
INCOME BEFORE INCOME TAX EXPENSE	16,597	14,302	39,967	34,518
INCOME TAX EXPENSE	3,834	2,848	8,552	8,009
NET INCOME	$12,763	$11,454	$31,415	$26,509

EARNINGS PER COMMON SHARE:
Basic	$0.68	$0.62	$1.68	$1.42
Diluted	$0.68	$0.61	$1.67	$1.42
WEIGHTED AVERAGE SHARES USED FOR COMPUTATION OF:
Basic earnings per share	18,657,719	18,622,083	18,652,289	18,619,006
Diluted earnings per share	18,756,605	18,728,424	18,765,897	18,705,801

The notes form an integral part of the condensed consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	March 31,	June 30,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,461	$7,909
Accounts receivable — net of allowances of $272 and $51, respectively	17,669	5,515
Income tax receivable	429	—
Inventories — net	30,000	20,467
Prepaid expenses and other current assets	4,547	3,295
Total current assets	58,106	37,186
Property, plant and equipment — net	30,804	22,265
Intangible assets — net	83,786	51,046
Goodwill	101,760	65,792
Deferred debt issuance costs — net	477	383
Other	256	252
Total assets	$275,189	$176,924
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$20,684	$17,266
Income tax payable	1,213	705
Accrued expenses and other current liabilities	42,337	27,866
Current portion of long-term debt, net of unamortized debt issuance costs	9,495	5,069
Total current liabilities	73,729	50,906
Long-term debt, net of unamortized debt issuance costs	116,422	70,087
Deferred income taxes	551	1,427
Unrecognized tax positions	2,628	1,982
Total liabilities	193,330	124,402
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value per share — authorized, 100,000,000 shares; issued and outstanding, 18,723,994 shares at March 31, 2019 and 18,682,338 shares at June 30, 2018	187	187
Additional paid-in capital	115,065	114,052
Accumulated deficit	(33,393)	(61,717)
Total stockholders' equity	81,859	52,522
Total liabilities and stockholders' equity	$275,189	$176,924

The notes form an integral part of the condensed consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share data)

	Nine Months Ended March 31, 2019
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2018	18,682,338	$187	$114,052	$(61,717)	$52,522
Adoption of accounting standards (Note 2)	—	—	—	(3,091)	(3,091)
Equity-based compensation activity	41,656	—	1,013	—	1,013
Net income	—	—	—	31,415	31,415
Balance at March 31, 2019	18,723,994	$187	$115,065	$(33,393)	$81,859

	Three Months Ended March 31, 2019
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 30, 2018	18,726,190	$187	$114,694	$(46,156)	$68,725
Equity-based compensation activity	(2,196)	—	371	—	371
Net income	—	—	—	12,763	12,763
Balance at March 31, 2019	18,723,994	$187	$115,065	$(33,393)	$81,859

	Nine Months Ended April 1, 2018
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2017	18,637,445	$186	$112,945	$(101,370)	$11,761
Equity-based compensation activity	46,233	1	803	—	804
Net income	—	—	—	26,509	26,509
Balance at April 1, 2018	18,683,678	$187	$113,748	$(74,861)	$39,074

	Three Months Ended April 1, 2018
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2017	18,679,131	$187	$113,429	$(86,315)	$27,301
Equity-based compensation activity	4,547	—	319	—	319
Net income	—	—	—	11,454	11,454
Balance at April 1, 2018	18,683,678	$187	$113,748	$(74,861)	$39,074

The notes form an integral part of the condensed consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Dollars in thousands)

	Nine Months Ended
	March 31, 2019	April 1, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31,415	$26,509
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,450	3,665
Inventory obsolescence reserve	222	(484)
Amortization of debt issuance costs	410	369
Stock-based compensation	1,159	882
Change in interest rate cap fair value	341	—
Unrecognized tax benefits	646	(1,047)
Deferred income taxes	62	(698)
Net provision of doubtful accounts	221	(11)
Loss on disposal of fixed assets	8	—

Changes in operating assets and liabilities:
Accounts receivable	(7,103)	(691)
Inventories	98	(1,744)
Prepaid expenses and other current assets	(1,408)	(1,064)
Income taxes receivable and payable, net	79	439
Other assets	(4)	(6)
Accounts payable	224	4,433
Accrued expenses and other current liabilities	7,732	5,736
Net cash provided by operating activities	39,552	36,288

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of equipment	5	96
Payments for acquisitions, net of cash acquired	(81,729)	(80,511)
Purchases of property and equipment	(10,387)	(2,600)
Net cash used in investing activities	(92,111)	(83,015)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	80,000	80,832
Cash paid for withholding taxes on vested stock	(146)	(78)
Principal payments on long-term debt	(29,015)	(28,325)
Payments of debt issuance costs	(728)	(1,240)
Net cash provided from financing activities	50,111	51,189
NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,448)	4,462

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	7,909	4,038
CASH AND CASH EQUIVALENTS — END OF PERIOD	$5,461	$8,500
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$3,957	$2,078
Cash payments for income taxes	$7,765	$9,304

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

The Company is a leading innovator, designer, manufacturer and marketer of recreational powerboats that operates in three reportable segments: MasterCraft, NauticStar and Crest.

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The Company’s fiscal year begins July 1 and ends June 30, with the interim quarterly reporting periods consisting of 13 weeks. Therefore, the quarter end will not always coincide with the date of the end of the calendar month.

The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of operations and statements of financial position for the interim periods presented. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for financial information have been condensed or omitted pursuant to such rules and regulations. The June 30, 2018 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP for complete financial statements. However, management believes that the disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, which was filed with the SEC on September 7, 2018.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements for the year ended June 30, 2018 and, in the opinion of management, reflect all adjustments considered necessary to present fairly the Company’s financial position as of March 31, 2019, its results of its operations for the three and nine months ended March 31, 2019 and April 1, 2018, its cash flows for the nine months ended March 31, 2019 and April 1, 2018, and its statement of shareholders’ equity for the three and nine months ended March 31, 2019 and April 1, 2018. All adjustments are of a normal recurring nature. The Company’s interim operating results for the three and nine months ended March 31, 2019 and April 1, 2018 are not necessarily indicative of the results to be expected in future operating quarters.

With the exception of Accounting Standards Update (“ASU”) 2014-09 discussed below, there were no significant changes in or changes in the application of the Company’s critical accounting policies or estimation procedures for the three and nine months ended March 31, 2019 as compared with the significant accounting policies described in the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2018.

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

The following table summarizes the impact of ASU 2014-09 on the Company’s Condensed Consolidated Statement of Operations for the three and nine months ended March 31, 2019, respectively:

	Three Months Ended March 31, 2019
			Balances without
Statement of Operations	As Reported	Effect of Change	adoption of ASC 606
Net sales	$128,390	$(611)	$127,779
Income before income tax expense	16,597	(611)	15,986
Income tax expense	3,834	(123)	3,711
Net income	12,763	(488)	12,275

	Nine Months Ended March 31, 2019
			Balances without
Statement of Operations	As Reported	Effect of Change	adoption of ASC 606
Net sales	$343,572	$570	$344,142
Income before income tax expense	39,967	570	40,537
Income tax expense	8,552	115	8,667
Net income	31,415	455	31,870

The following table summarizes the impact of ASU 2014-09 on the Company’s Condensed Consolidated Balance Sheet as of March 31, 2019:

			Balances without
Balance Sheet	As Reported	Effect of Change	adoption of ASC 606
Accrued expenses and other current liabilities	$42,337	$(4,599)	$37,738
Income taxes	3,963	1,053	5,016
Accumulated deficit	(33,393)	3,546	(29,847)

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

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This guidance provides clarity and reduces complexity when applying the guidance in Topic 718, Compensation—Stock Compensation to the term or condition of share-based payments to nonemployees. ASU 2018-07 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2018. This guidance will be adopted for the fiscal year beginning July 1, 2019.  We do not expect the adoption of this guidance to have a material impact on our financial condition, results of operation, or cash flows.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. In July 2018, the FASB issued ASU 2018-11, Targeted Improvements, providing for an additional transition method by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings. The Company expects to adopt the new standard on July 1, 2019 and use the effective date as the date of initial application. The new standard provides a number of optional practical expedients in transition. The Company expects to elect the ‘package of practical expedients’, which permits it not to reassess under the new standard the Company’s prior conclusions about lease identification, lease classification and initial direct costs. The Company does not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to the Company. The Company expects that this standard will have a material effect on our financial statements. However, the Company is still in the process of assessing the impact of the new standard, and, therefore, the full quantitative impact cannot be reasonably estimated at this time. While the Company continues to assess all of the effects of adoption, it currently believes the most significant effects relate to the recognition of the new ROU assets and lease liabilities on the Company’s balance sheet for its building and equipment operating leases and providing significant new disclosures about its leasing activities.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

3.	REVENUE RECOGNITION

The following table presents the Company’s revenue by major product categories for the three and nine months ended March 31, 2019:

	Three Months Ended March 31, 2019
	MasterCraft	NauticStar	Crest	Total
Major Product Categories
Boats and trailers	$77,329	$21,624	$27,065	$126,018
Parts	1,798	22	166	1,986
Other revenue	304	6	76	386
Total	$79,431	$21,652	$27,307	$128,390

	Nine Months Ended March 31, 2019
	MasterCraft	NauticStar	Crest	Total
Major Product Categories
Boats and trailers	$224,604	$58,187	$52,819	$335,610
Parts	6,464	57	252	6,773
Other revenue	994	11	184	1,189
Total	$232,062	$58,255	$53,255	$343,572

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

A contract liability is created when customers prepay for goods prior to the Company transferring those goods to the customer. The contract liability is reduced once control of the goods is transferred to the customer. The difference between the opening and closing balances of the Company’s contract liabilities primarily results from the timing difference between the Company’s performance and the point at which it receives pre-payment from the customer. The Company’s contract liabilities were $529 and $2,194 as of March 31, 2019 and June 30, 2018, respectively and are classified as “Accrued expenses and other current liabilities” in its Condensed Consolidated Balance Sheets.

The Company has excluded sales and other taxes assessed by a governmental authority in connection with revenue-producing activities from the determination of the transaction price for all contracts. The Company has elected to account for shipping and handling costs associated with outbound freight after control over a product has transferred to a customer as a fulfillment cost that are included in cost of sales. Because our contracts are fulfilled within one year from the date of the contract, revenue adjustments for a potential financing component or the costs to obtain the contract are not made. The Company applied the practical expedient in ASU 2014-09 and has not disclosed information about remaining performance obligations that have original expected durations of 12 months or less.

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

The total consideration has been allocated to the assets acquired and liabilities assumed based on preliminary estimates of their fair values as of the date of acquisition. Because of the complexities involved with performing the valuation, the Company has recorded the tangible and intangible assets acquired and liabilities assumed based on their preliminary fair values as of October 1, 2018. The preliminary measurements of fair value were based upon estimates utilizing the assistance of third-party valuation specialists and are subject to change. Any adjustments are recognized in the period in which they are identified.  The Company expects the valuation of tangible and intangible assets and working capital adjustments to be finalized during fiscal year 2019.

The following table summarizes the preliminary purchase price allocation based on the estimated fair values of the assets acquired and liabilities assumed of Crest at the acquisition date:

Purchase Price:	As Reported on	Subsequent Adjustments	As Reported on
	December 30, 2018	to Fair Value	March 31, 2019
Cash paid, net of cash acquired	$81,729	$-	$81,729

Recognized preliminary amounts of identifiable assets acquired and (liabilities assumed), at fair value:
Accounts receivable	$5,272	$-	$5,272
Inventories	9,928	(75)	9,853
Other current assets	185	—	185
Property, plant and equipment	1,840	—	1,840
Identifiable intangible assets	35,245	—	35,245
Current liabilities	(6,338)	(296)	(6,634)
Fair value of assets acquired and liabilities assumed	46,132	(371)	45,761
Goodwill	35,597	371	35,968
	$81,729	$-	$81,729

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

•

Software – The value attributed to Crest’s software was determined using the replacement cost method, a variation of cost approach, which requires an estimate of the replacement cost and incorporates an obsolescence factor and a developer’s profit margin. The estimated remaining useful life of software is approximately five years.

•

Trade Name – The value attributed to Crest’s trade name was determined using the relief from royalty method, a variation of the income approach, which requires an estimate or forecast of the expected future cash flows. The trade name has an indefinite life.

The fair value of the definite-lived intangible asset is being amortized using the straight-line method to amortization of intangible assets expense over the estimated useful life. Indefinite-lived intangible assets are not amortized, but instead are evaluated for potential impairment on an annual basis in accordance with the provision of ASC Topic 350, Intangibles—Goodwill and Other. The weighted average useful life of identifiable definite-lived intangible assets acquired was 9.9 years. Goodwill of $35,968 arising from the acquisition consists of future growth prospects including dealer expansion into new geographic markets and capacity expansion as well as intangible assets that do not qualify for separate recognition. The indefinite-lived intangible assets and goodwill acquired are expected to be deductible for income tax purposes.

Acquisition related costs of $2,044, which were incurred by the Company during the nine months ended March 31, 2019, were expensed in the period incurred, and are included in general and administrative expenses in the consolidated statement of operations and comprehensive income for the three and nine months ended March 31, 2019.

NauticStar Acquisition:

On October 2, 2017, the Company completed its acquisition of NauticStar which unites complementary boat brands and adds to its product diversity. The purchase price was $80,511, including customary adjustments for the amount of working capital in the acquired

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

business at the closing date. A portion of the purchase price was deposited into an escrow account in order to secure certain post-closing obligations of the former members of NauticStar. The Company accounted for the transaction using the acquisition method in accordance with ASC 805, Business Combinations.

The total consideration was allocated to the assets acquired and liabilities assumed based on estimates of their fair values as of the date of acquisition. The Company recorded the tangible and intangible assets acquired and liabilities assumed based on their fair values as of October 2, 2017. The measurements of fair value were based upon estimates utilizing the assistance of third-party valuation specialists.

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
$80,511

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Pro Forma Financial Information:

The following unaudited pro forma consolidated results of operations for the three and nine months ended March 31, 2019 and April 1, 2018, assumes that the acquisitions of NauticStar and Crest occurred as of July 1, 2017, the beginning of the comparable prior annual reporting period presented. The unaudited pro forma financial information combines historical results of MasterCraft, NauticStar and Crest, with adjustments for depreciation and amortization expense based upon the fair value step-up and estimated useful lives of depreciable fixed assets and definite-life amortizable assets acquired. Adjustments also include an increase of interest expense as if the Company’s debt obtained in connection with the acquisitions had been outstanding since July 1, 2017. The unaudited pro forma financial results include non-recurring adjustments for transaction costs directly attributable to the acquisitions and costs associated with the fair value step-up of inventory. The provision for income taxes has also been adjusted for all periods, based upon the foregoing adjustments to historical results. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal year 2018 or the results that may occur in the future:

	Three Months Ended		Nine Months Ended
	March 31, 2019	April 1, 2018	March 31, 2019	April 1, 2018
Net sales	$128,390	$114,276	$364,565	$303,783
Net income	$12,784	$11,922	$33,628	$25,320
Basic earnings per share	$0.69	$0.64	$1.80	$1.36
Diluted earnings per share	$0.68	$0.64	$1.79	$1.35

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

Crest purchases fiberglass component parts from a supplier whose minority owner is the same member of the Crest management team that has a minority ownership in Real Estate. During the three and nine months ended March 31, 2019, the Company purchased $1,056 and $2,005 of products from the supplier. As of March 31, 2019, the outstanding balance due to the supplier is $272.

5.	INVENTORIES

Inventories consisted of the following:

	March 31, 2019	June 30, 2018
Raw materials and supplies	$19,745	$9,587
Work in process	5,642	2,822
Finished goods	5,802	9,026
Obsolescence reserve	(1,189)	(968)
Total inventories	$30,000	$20,467

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

6.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	March 31, 2019	June 30, 2018
Prepaid photo shoot	$1,051	$273
Insurance	2,136	974
Trade show deposits	13	111
Interest rate cap	184	525
Other	1,163	1,412
Total prepaid expenses and other current assets	$4,547	$3,295

7.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2019	June 30, 2018
Warranty	$16,733	$13,077
Self-insurance	633	703
Compensation and related accruals	4,009	2,995
Inventory repurchase contingent obligation	2,574	1,274
Floor plan interest	3,017	1,228
Debt interest	509	244
Dealer incentives	11,931	4,628
Other	2,931	3,717
Total accrued expenses and other current liabilities	$42,337	$27,866

The following table provides a roll forward of the accrued warranty liability:

Beginning balance - June 30, 2018	$13,077
Provisions	5,735
Additions for Crest acquisition	727
Payments made	(5,223)
Adjustments to preexisting warranties	2,417
Ending balance - March 31, 2019	$16,733

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

Management evaluated the effect of the adjustments on the Company’s financial statements under the provision of ASC 250: Accounting Changes and Error Corrections and Staff Accounting Bulletin No. 108: Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements and concluded that they were immaterial to the current year and prior year’s annual and quarterly financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the nine months ended March 31, 2019, were as follows:

Goodwill as of June 30, 2018	$65,792
Addition related to the acquisition of Crest	35,968
Goodwill as of March 31, 2019	$101,760

As of March 31, 2019, and June 30, 2018, details of the Company’s intangible assets other than goodwill were as follows:

	March 31, 2019
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Dealer network	$39,500	$(4,935)	$34,565
Software	245	(24)	221
Total amortizable intangible assets	39,745	(4,959)	34,786
Trade names	49,000	—	49,000
Total intangible assets	$88,745	$(4,959)	$83,786

	June 30, 2018
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Dealer network	$21,590	$(2,544)	$19,046
Total amortizable intangible assets	21,590	(2,544)	19,046
Trade names	32,000	—	32,000
Total intangible assets	$53,590	$(2,544)	$51,046

Amortization expense recognized on all amortizable intangibles was $987 and $2,504 for the three and nine months ended March 31, 2019, respectively. Amortization expense recognized on all amortizable intangibles was $524 and $1,077 for the three and nine months ended April 1, 2018, respectively.

The estimated future amortization of definite-lived intangible assets is as follows:

Fiscal years ending June 30,
Remainder of 2019	$989
2020	3,956
2021	3,956
2022	3,956
2023	3,956
and thereafter	17,973
Total	$34,786

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

9.	FAIR VALUE MEASUREMENTS

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

The following tables summarize the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the consolidated balance sheets:

	March 31, 2019
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Asset — interest rate cap	$—	$184	$—

	June 30, 2018
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Asset — interest rate cap	$—	$525	$—

The interest rate cap is valued utilizing pricing models taking into account inputs such as interest rates and notional amounts. In November 2017, the Company entered into an interest rate cap agreement with its existing lender to cap its London Interbank Offered Rate (“LIBOR”) at 2% for $34,594 of outstanding principal on its long-term debt, subject to amortization.  As of March 31, 2019 the notional amount is $36,016. Fair value measurements for the Company’s interest rate cap are classified under Level 2 because such measurements are based on significant other observable inputs. There were no transfers of assets or liabilities between levels during the nine months ended March 31, 2019.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

10.	LONG-TERM DEBT

Long-term debt outstanding is as follows:

	March 31, 2019	June 30, 2018
Revolving credit facility	$—	$—
Senior secured term loan	127,641	76,656
Debt issuance costs on term loan	(1,724)	(1,500)
Total debt	125,917	75,156
Less current portion of long-term debt	9,946	5,475
Less current portion of debt issuance costs on term loan	(451)	(406)
Long-term debt — less current portion	$116,422	$70,087

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

The Fourth Amended Credit Agreement bears interest, at the Company’s option, at either the prime rate plus an applicable margin ranging from 0.5% to 1.5% or at an adjusted LIBOR rate plus an applicable margin ranging from 1.5% to 2.5%, in each case based on the Company’s senior leverage ratio. Based on the Company’s current senior leverage ratio, the applicable margin for loans accruing interest at the prime rate is 1.00% and the applicable margin for loans accruing interest at LIBOR is 2.00%. The Term Loans will mature and all remaining amounts outstanding thereunder will be due and payable on October 1, 2023. During the three and nine months ended March 31, 2019, the Company made voluntary payments on the Term Loans of $15,000 and $22,660, respectively, out of excess cash. As of March 31, 2019 and June 30, 2018, the Company’s unamortized debt issuance costs related to the Term Loans were $1,724 and $1,500, respectively. These costs are being amortized over the term of the Fourth Amended Credit Agreement. As of March 31, 2019, the Company was in compliance with all of its debt covenants under its Fourth Amended Credit Agreement.

As of March 31, 2019, the Company had no borrowings outstanding on its Revolving Credit Facility. As of March 31, 2019 and June 30, 2018, availability under the Revolving Credit Facility was $35,000 and $30,000, respectively. The Company’s unamortized debt issuance costs on its Revolving Credit Facility were $477 and $383 as of March 31, 2019 and June 30, 2018, respectively.

11.	INCOME TAXES

The Company’s consolidated interim effective tax rate is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items.  During the nine months ended March 31, 2019, the Company’s effective tax rate was 21.4%.  The differences in the Company’s effective tax rate in comparable historical periods presented and the statutory federal tax rate of 21.0% primarily relate to a permanent benefit associated with the foreign derived intangible income deduction and the inclusion of the state tax rate in the overall effective rate. The Company’s consolidated interim effective tax rate for the nine months ended March 31, 2019 is lower compared to the 23.2% effective tax rate for the nine months ended April 1, 2018, primarily due to the enactment of the Tax Cuts and Jobs Act and discrete adjustments.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

12.	EARNINGS PER SHARE

The following table sets forth the computation of the Company’s earnings per share:

	Three Months Ended		Nine Months Ended
	March 31, 2019	April 1, 2018	March 31, 2019	April 1, 2018
Net income	$12,763	$11,454	$31,415	$26,509
Weighted average common shares — basic	18,657,719	18,622,083	18,652,289	18,619,006
Dilutive effect of assumed exercises of stock options	39,160	41,372	47,258	35,770
Dilutive effect of assumed restricted share awards/units	59,726	64,969	66,350	51,026
Weighted average outstanding shares — diluted	18,756,605	18,728,424	18,765,897	18,705,801
Basic earnings per share	$0.68	$0.62	$1.68	$1.42
Diluted earnings per share	$0.68	$0.61	$1.67	$1.42

For the three and nine months ended March 31, 2019, the weighted average shares that were anti-dilutive, and therefore excluded from the computation of diluted earnings per share, included 1,757 and 1,561 restricted stock awards (“RSAs”) and 33,365 and 11,641 performance stock units (“PSUs”), respectively.  For the three and nine months ended April 1, 2018, the weighted average shares that were anti-dilutive, and therefore excluded from the computation of diluted earnings per share, included 0 and 18,663 RSAs and 1,039 and 6,954 PSUs, respectively.

13.	STOCK-BASED COMPENSATION

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

In July 2018, the Company granted 31,207 RSAs to certain employees under the 2015 Plan at a per share fair value of $26.59. The RSAs will vest in three equal annual installments. In July 2018, the Company granted 12,414 RSAs under the 2015 Plan to certain non-employee directors for their annual equity award at a per share fair value of $26.59. The RSAs vest on June 30, 2019. In August 2018, the Company granted 262 RSAs to certain employees under the 2015 Plan at a per share fair value of $25.27. The RSAs will vest in three equal installments. In October 2018, the Company granted 1,559 RSAs to a certain employee under the 2015 Plan at a per share fair value of $36.10. The RSAs will vest in three equal annual installments. In October 2018, the Company granted 1,801 RSAs under the 2015 Plan to a newly elected non-employee director at a per share fair value of $33.22. The RSAs vest on June 30, 2019. In November 2018, the Company granted 1,702 RSAs to certain employees under the 2015 Plan at a per share fair value of $27.66. The RSAs will vest on the first anniversary of the grant date. In January 2019, the Company granted 345 RSAs to a certain employee under the 2015 Plan at a per share fair value of $20.40. The RSAs will vest in three equal installments. In February 2019, the Company granted 136 RSAs to a certain employee under the 2015 Plan at a per share fair value of $22.63. The RSAs will vest in three equal installments. The per share value for each of the above RSA grants is equal to the market value of the Company’s common stock on the grant date.

In August 2018, the Company granted to certain employees 33,082 PSUs under the 2015 Plan at a per share fair value of $31.60. In October 2018, the Company granted 1,559 PSUs under its 2015 Plan to a certain employee at a per share fair value of $31.60. In January 2019, the Company granted 345 PSUs under the 2015 Plan to a certain employee at a per share fair value of $21.33. In February 2019, the Company granted 136 PSUs under the 2015 Plan to a certain employee at a per share fair value of $23.66. The fair

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

value was estimated based on long-term market performance targets using a Monte Carlo Simulation model, which considers the likelihood of all possible outcomes and determines the number of shares expected to vest under each simulation and the expected stock price at that level. The awards will be earned based upon the Company’s attainment of certain performance criteria over a three-year period. The performance period for the awards is a three-year period commencing July 1, 2018 and ending June 30, 2021.  Following the determination of the Company’s achievement with respect to the performance criteria, the number of shares awarded will be subject to adjustment based upon the application of a total shareholder return (“TSR”) modifier.

During the nine months ended March 31, 2019 and April 1, 2018, the Company recognized $1,159 and $881, respectively in stock-based compensation expense.

14.	SEGMENT INFORMATION

The Company designs, manufactures, and markets recreational performance sport boats and outboard boats under three operating and reportable segments: MasterCraft, NauticStar and Crest. The Company’s segments are defined by management’s reporting structure and distribution channels. The MasterCraft segment consists of premium recreational performance sport boats primarily used for water skiing, wakeboarding, wake surfing, and general recreational boating. The NauticStar segment consists of outboard boats primarily used for salt water fishing, and general recreational boating. Crest manufactures outboard pontoon boats. The Company distributes the MasterCraft, NauticStar and Crest products through its dealer network. Company management regularly reviews the operating performance of each segment including measures of performance based on income from operations. The Company files a consolidated income tax return and does not allocate income taxes and certain other corporate level expenses, including interest, to operating segments.

The following tables present financial information for the Company’s reportable segments for the three and nine months ended March 31, 2019 and April 1, 2018, respectively, and the Company’s financial position at March 31, 2019 and June 30, 2018, respectively.

	Three Months Ended March 31, 2019
	MasterCraft	NauticStar	Crest	Consolidated
Net sales	$79,431	$21,652	$27,307	$128,390
Cost of sales	56,216	18,216	22,601	97,033
Operating income	14,620	1,544	2,300	18,464
Depreciation and amortization	868	682	541	2,091

	Three Months Ended April 1, 2018
	MasterCraft	NauticStar	Crest	Consolidated
Net sales	$69,257	$24,554	$—	$93,811
Cost of sales	49,823	19,606	—	69,429
Operating income	12,446	2,753	—	15,199
Depreciation and amortization	840	616	—	1,456

	Nine Months Ended March 31, 2019
	MasterCraft	NauticStar	Crest	Consolidated
Net sales	$232,062	$58,255	$53,255	$343,572
Cost of sales	168,092	49,818	44,029	261,939
Operating income	37,563	2,698	4,535	44,796
Depreciation and amortization	2,405	1,967	1,078	5,450

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

	Nine Months Ended April 1, 2018
	MasterCraft	NauticStar	Crest	Consolidated
Net sales	$192,545	$44,750	$—	$237,295
Cost of sales	138,565	36,251	—	174,816
Operating income	32,623	4,422	—	37,045
Depreciation and amortization	2,447	1,218	—	3,665

	As of March 31, 2019	As of June 30, 2018
Assets
MasterCraft	$263,673	$170,218
NauticStar	85,618	87,866
Crest	88,911	—
Eliminations	(163,013)	(81,160)
Total Assets	$275,189	$176,924

	As of March 31, 2019	As of June 30, 2018
Goodwill
MasterCraft	$29,593	$29,593
NauticStar	36,199	36,199
Crest	35,968	—
Total Goodwill	$101,760	$65,792

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

Overview

We are a world-renowned innovator, designer, manufacturer, and marketer of recreational powerboats through our three wholly-owned subsidiaries, MasterCraft, NauticStar and Crest. Through these brands, we have leading U.S. market share positions in three of the fastest growing segments of the powerboat industry - performance sport boats, outboard saltwater fishing boats and pontoon boats. Our brands have a strong international presence, with dealers in 45 countries around the world. Our boats are used for water skiing, wakeboarding, wake surfing, fishing, and general recreational boating. We operate in three reportable segments: MasterCraft, NauticStar and Crest. We believe that MasterCraft is the most recognizable brand name in the performance sport boat category given its 50-plus year history and reputation for innovation, quality and performance. NauticStar is a leading manufacturer and distributor of high-quality outboard bay boats, deck boats and offshore center console boats. Crest is a leading manufacturer and distributor of outboard aluminum pontoon boats. The acquisitions of NauticStar and Crest have provided us with product diversification and access to the outboard propulsion category, the largest powerboat industry category in terms of annual retail units sold.

We sell our boats through an extensive network of independent dealers in North America and internationally. Through our MasterCraft segment, we partner with 100 North American dealers with 165 locations and 46 international dealers with 77 locations throughout the rest of the world. Through our NauticStar segment, we partner with 77 North American dealers with 96 locations and one international dealer with a single location. Crest partners with 111 North American dealers with 127 locations. For the nine months ended March 31, 2019, 94.3% of our net sales were generated from North America and 5.7% of our net sales were generated from outside of North America.

Acquisition of Crest

On October 1, 2018, we completed the acquisition of Crest, a leading vertically integrated manufacturer and distributor of pontoon boats in the United States. Crest is one of the top producers of innovative, premium pontoon boats ranging from 20 to 29 feet in the powerboat industry. The transaction was structured as an acquisition of 100% of the outstanding membership interests in Crest for aggregate consideration of $81.7 million, subject to customary adjustments based on, among other things, the amount of cash, debt and working capital in the business at the closing date. We funded the purchase price for the acquisition by amending, extending and up-sizing our existing credit agreement, and with cash on hand. On October 1, 2018, we entered into the Fourth Amended Credit Agreement which provides us with a $190 million senior secured credit facility, consisting of a $75 million term loan, a $80 million term loan and a $35 million revolving credit facility.

Outlook

Our sales are impacted by general economic conditions, which affect the demand for our products, the demand for optional features, the availability of credit for our dealers and retail consumers, and overall consumer confidence. While the powerboat industry has grown in recent years, new unit sales remain significantly below historical peaks. While there is no guarantee that our market will continue to grow, we believe that healthy dealer inventory levels, increased consumer demand, and the superior quality, performance and styling of our boats present a long runway for future growth. Since October of 2017, we have acquired two additional powerboat brands, NauticStar and Crest, that further diversify our product portfolio, and increase our total addressable market. Specifically, we now have two brands that participate in the largest, and one of the fastest growing, categories of the powerboat industry, outboard boats. Combined with our MasterCraft brand, we believe NauticStar and Crest can take market share in their respective segments, while mitigating the risk that any one segment’s performance could materially impact our overall financial performance. Furthermore, our constant focus on manufacturing excellence and product development processes have led to operational efficiencies which we expect will continue to drive margin expansion, especially at NauticStar and Crest, as we continue to integrate these two businesses.  Additionally, MasterCraft recently expanded into the luxury day boat category with the introduction of a new brand, Aviara. The Aviara brand fills a whitespace in our product portolio, while further diversifying our Company into a fast growing market of the broader powerboat industry. Aviara will be focused on the production of vessels 30-feet and over. The first Aviara model, the AV32, was introduced in February 2019 at the Miami Boat Show.  Aviara will be built at the MasterCraft facility, and will be included in the MasterCraft segment for financial reporting purposes.

Results of Operations

The table below sets forth our results of operations for the periods presented. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods.

	Three Months Ended		Nine Months Ended
	March 31, 2019	April 1, 2018	March 31, 2019	April 1, 2018
	(Unaudited)		(Unaudited)
	(Dollars in thousands)		(Dollars in thousands)
Consolidated statement of operations:
Net sales	$128,390	$93,811	$343,572	$237,295
Cost of sales	97,033	69,429	261,939	174,816
Gross profit	31,357	24,382	81,633	62,479
Operating expenses:
Selling and marketing	5,210	3,560	13,757	9,969
General and administrative	6,696	5,099	20,576	14,388
Amortization of intangible assets	987	524	2,504	1,077
Total operating expenses	12,893	9,183	36,837	25,434
Operating income	18,464	15,199	44,796	37,045
Other expense:
Interest expense, net	1,867	897	4,829	2,527
Income before income tax expense	16,597	14,302	39,967	34,518
Income tax expense	3,834	2,848	8,552	8,009
Net income	$12,763	$11,454	$31,415	$26,509
Additional financial and other data:
Unit volume:
MasterCraft	868	804	2,609	2,254
NauticStar	485	628	1,391	1,154
Crest	728	—	1,403	—
MasterCraft sales	$79,431	$69,257	$232,062	$192,545
NauticStar sales	$21,652	$24,554	$58,255	$44,750
Crest sales	$27,307	$-	$53,255	$-
Consolidated sales	$128,390	$93,811	$343,572	$237,295
Per Unit:
MasterCraft sales	$92	$86	$89	$85
NauticStar sales	$45	$39	42	39
Crest sales	$38	$—	38	—
Consolidated sales	$62	$66	$64	$70
Gross margin	24.4%	26.0%	23.8%	26.3%

Three Months Ended March 31, 2019 Compared to Three Months Ended April 1, 2018

Net Sales.  Total net sales for the three months ended March 31, 2019 were $128.4 million, reflecting an increase of $34.6 million, or 36.9%, compared to total net sales of $93.8 million for the three months ended April 1, 2018. The Crest acquisition added $27.3 million of net sales in the third quarter. MasterCraft’s net sales increased 14.7%, or $10.2 million, to $79.4 million driven by an 8.0% increase in unit volume, favorable product mix, a reduction in retail rebate expense due to strong year-to-date retail performance and the timing impact from the new revenue recognition standard adopted beginning in fiscal year 2019, and price increases.  MasterCraft’s unit volume increased despite one week of production being shifted from the fiscal third quarter into the fiscal second quarter due to the timing of the planned, annual holiday shutdown.  These increases in net sales were partially offset by higher sales discounts given to Canadian and European dealers impacted by the retaliatory import tariffs. We made the strategic decision to partially offset the import tariff for our Canadian and European dealers, which we believe continues to provide us with a competitive advantage. NauticStar’s net sales decreased 11.8%, or $2.9 million, to $21.7 million due to lower wholesale units driven by a slowdown in the retail demand for NauticStar’s small boats, partially offset by favorable model mix as the organization introduces larger models at higher price price points.

Gross Profit.  For the three months ended March 31, 2019, gross profit increased $7.0 million, or 28.6%, to $31.4 million compared to $24.4 million for the three months ended April 1, 2018. The inclusion of Crest accounted for $4.7 million of the increase, while MasterCraft contributed $3.8 million. NauticStar’s gross profit declined $1.5 million. On a consolidated basis, gross margin decreased to 24.4% for the three months ended March 31, 2019 compared to 26.0% for the three months ended April 1, 2018. The decrease was primarily due to the dilutive effect from the inclusion of Crest. Excluding the incremental impact of Crest, gross margin increased year-over-year to 26.4% from 26.0% driven by growth in higher margin MasterCraft unit sales, lower retail sales incentives due to strong year-to-date retail performance and the timing impact from the new revenue recognition standard, favorable product mix, and price increases at both MasterCraft and NauticStar. The increase was partially offset by the strategic decision to offset a portion of the retaliatory import tariffs impacting our Canadian and European dealers.

Operating Expenses. For the three months ended March 31, 2019, operating expenses increased $3.7 million, or 40.4%, to $12.9 million compared to $9.2 million for the three months ended April 1, 2018. This increase was mainly due to the inclusion of Crest and start-up costs associated with our new Aviara brand. Excluding the Aviara brand start-up costs of $0.9 million and $0.3 million for the three months ended March 31, 2019 and April 1, 2018, respectively, operating expenses as a percentage of net sales decreased for the three months ended March 31, 2019 compared to the three months ended April 1, 2018.

Other Expense.  Interest expense increased $1.0 million for the three months ended March 31, 2019 compared to the three months ended April 1, 2018. The increase is due to an increase in our term loan balance related to the Crest acquisition.

Income Tax Expense.  Our income tax expense was $3.8 million for the three months ended March 31, 2019. Our consolidated interim effective tax rate for the three months ended March 31, 2019 was 23.1%. The differences in our effective tax rate in comparable historical periods presented and the statutory federal tax rate of 21% primarily related to a permanent benefit associated with the foreign derived intangible income deduction and the inclusion of the state tax rate in the overall effective rate.

Nine Months Ended March 31, 2019 Compared to Nine Months Ended April 1, 2018

Net Sales.  Total net sales for the nine months ended March 31, 2019 were $343.6 million, reflecting an increase of $106.3 million, or 44.8%, compared to total net sales of $237.3 million for the nine months ended April 1, 2018. The inclusion of Crest accounts for an increase of $53.3 million. MasterCraft’s net sales increased 20.5%, or $39.5 million, which is driven by an increase in sales volume, a favorable product mix and price increases. These increases in net sales were partially offset by the strategic decision to offset a portion of the retaliatory import tariffs impacting our Canadian and European dealers and increased retail rebate expense due to strong-year-to-date retail performance and the timing impact from the new revenue recognition standard adopted beginning in fiscal year 2019. NauticStar’s net sales increased 30.2%, or $13.5 million, due to the inclusion of NauticStar in our fiscal quarter ended September 30, 2018 and increased average selling price due to favorable model mix and price increases, offset by lower wholesale units driven by a scheduled pullback in production in fiscal first quarter as NauticStar’s facility was retrofitted to handle new, larger boat models being introduced throughout calendar year 2019, and a slowdown in the retail demand for NauticStar’s small boats.

Gross Profit.  For the nine months ended March 31, 2019, our gross profit increased $19.1 million, or 30.6%, to $81.6 million compared to $62.5 million for the nine months ended April 1, 2018. MasterCraft contributed $10.0 million to the increase in gross profit and the inclusion of Crest accounted for $9.2 million of the increase. NauticStar’s gross profit was relatively flat. On a consolidated basis, gross margin decreased to 23.8% for the nine months ended March 31, 2019 compared to 26.3% for the nine months ended April 1, 2018. The decrease was primarily due to the dilutive effect from the inclusion of NauticStar and Crest, higher warranty costs, the strategic decision to offset a portion of the retaliatory import tariffs impacting our Canadian and European dealers and higher retail sales incentives due to the timing impact from the new revenue recognition standard, partially offset by growth in MasterCraft unit sales volume, and favorable product mix and price increases at both MasterCraft and NauticStar.

Operating Expenses.  Operating expenses for the nine months ended March 31, 2019 increased 44.8%, or $11.4 million, from $25.4 million to $36.8 million. The increase was mainly due to the inclusion of NauticStar and Crest, an increase in compensation costs from added headcount to support growth initiatives, and start-up costs for our new Aviara brand. Excluding the Aviara brand start-up costs of $1.7 million and $0.4 million for the nine months ended March 31, 2019 and April 1, 2018, respectively, operating expenses as a percentage of net sales decreased for the nine months ended March 31, 2019 compared to the nine months ended April 1, 2018.

Other Expense.  Interest expense increased $2.3 million for the nine months ended March 31, 2019 compared to the nine months ended April 1, 2018. The increase is due to an increase in our term loan balance related to the NauticStar and Crest acquisitions.

Income Tax Expense.  Our income tax expense was $8.6 million for the nine months ended March 31, 2019. Our consolidated interim effective tax rate for the nine months ended March 31, 2019 was 21.4%. The differences in our effective tax rate in comparable historical periods presented and the statutory federal tax rate of 21% is primarily related to a permanent benefit associated with the foreign derived intangible income deduction and the inclusion of the state tax rate in the overall effective rate. Our consolidated interim effective tax rate for the nine months ended March 31, 2019 decreased 1.8% compared to the 23.2% effective tax rate for the nine months ended April 1, 2018, primarily due to the enactment of the Tax Cuts and Jobs Act and discrete adjustments.

Non-GAAP Measures

We define EBITDA as earnings before interest expense, income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA further adjusted to eliminate certain non-cash charges and unusual items that we do not consider to be indicative of our ongoing operations, including acquisition related expenses associated with the acquisitions of NauticStar and Crest, our stock-based compensation expense, and start-up costs for our new Aviara brand. We define Adjusted net income as net income adjusted to eliminate certain non-cash charges and unusual items that we do not consider to be indicative of our ongoing operations, such as acquisition expenses associated with the acquisitions of NauticStar and Crest (including intangible amortization associated with the acquisitions, including prior year acquisitions), our stock-based compensation expense, start-up costs for our new Aviara brand and an adjustment for income tax expense at a normalized annual effective tax rate.  We define Adjusted EBITDA margin as Adjusted EBITDA expressed as a percentage of net sales. Adjusted EBITDA, Adjusted net income and Adjusted EBITDA margin are not measures of net income or operating income as determined under GAAP. Adjusted EBITDA and Adjusted net income are not measures of performance in accordance with GAAP and should not be considered as an alternative to net income or operating cash flows determined in accordance with GAAP. Additionally, Adjusted EBITDA is not intended to be a measure of cash flow for management’s discretionary use. We believe that the inclusion of EBITDA, Adjusted EBITDA, Adjusted EBITDA margin and Adjusted net income is appropriate to provide additional information to investors because securities analysts, noteholders and other investors use these non-GAAP financial measures to assess our operating performance across periods on a consistent basis and to evaluate the relative risk of an investment in our securities. We use Adjusted net income to facilitate a comparison of our operating performance on a consistent basis from period to period that, when viewed in combination with our results prepared in accordance with GAAP, provides a more complete understanding of factors and trends affecting our business than GAAP alone measures.  We believe Adjusted net income assists our board of directors, management and investors in comparing our net income on a consistent basis from period to period because it removes non-cash and non-recurring items.  Adjusted EBITDA and Adjusted net income have limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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

The following table sets forth a reconciliation of net income as determined in accordance with U.S. GAAP to Adjusted EBITDA and Adjusted EBITDA margin for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31, 2019	April 1, 2018	March 31, 2019	April 1, 2018
	(Unaudited)		(Unaudited)
	(Dollars in thousands)		(Dollars in thousands)
Net income	$12,763	$11,454	$31,415	$26,509
Income tax expense	3,834	2,848	8,552	8,009
Interest expense, net	1,867	897	4,829	2,527
Depreciation and amortization	2,091	1,456	5,450	3,665
EBITDA	20,555	16,655	50,246	40,710
Transaction expense(a)	27	247	2,044	1,733
Inventory step-up adjustment – acquisition related	—	—	382	501
New brand start-up costs(b)	937	253	1,700	358
Stock-based compensation	371	353	1,159	881
Adjusted EBITDA	$21,890	$17,508	$55,531	$44,183
Adjusted EBITDA Margin	17.0%	18.7%	16.2%	18.6%

(a)	Represents fees, expenses and integration costs associated with our acquisitions of NauticStar and Crest.
(b)	Represents start-up costs associated with Aviara - a completely new boat brand in a segment of the market neither MasterCraft, NauticStar nor Crest serves.

The following table sets forth a reconciliation of net income as determined in accordance with U.S. GAAP to Adjusted net income for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31, 2019	April 1, 2018	March 31, 2019	April 1, 2018
	(Unaudited)		(Unaudited)
	(Dollars in thousands, except share and per share amounts)		(Dollars in thousands, except share and per share amounts)
Net income	$12,763	$11,454	$31,415	$26,509
Income tax expense	3,834	2,848	8,552	8,009
Transaction expense(a)	27	247	2,044	1,733
Amortization of acquisition intangibles	960	499	2,423	997
Inventory step-up adjustment – acquisition related	—	—	382	501
New brand start-up costs(b)	937	253	1,700	358
Stock-based compensation	371	353	1,159	881
Adjusted Net Income before income taxes	18,892	15,654	47,675	38,988
Adjusted income tax expense(c)	4,251	4,540	10,727	11,307
Adjusted Net Income	$14,641	$11,114	$36,948	$27,681

Pro-forma Adjusted Net Income per common share
Basic	0.78	0.60	1.98	1.49
Diluted	0.78	0.59	1.96	1.47
Pro-forma weighted average shares used for the computation of:
Basic Adjusted Net Income per share	18,658,096	18,624,381	18,654,823	18,621,350
Diluted Adjusted Net Income per share(d)	18,849,397	18,803,396	18,860,057	18,797,949

(a)	Represents fees, expenses and integration costs associated with our acquisitions of NauticStar and Crest.
(b)	Represents start-up costs associated with Aviara - a completely new boat brand in a segment of the market neither MasterCraft, NauticStar nor Crest serves.
(c)	Reflects income tax expense at an estimated annual effective income tax rate of 22.5% for the current period and 29% for the prior-year period.
(d)

For the three months ended March 31, 2019, the weighted average shares used for computation of pro-forma diluted earnings per common share gives effect to 65,898 shares of RSAs, 82,878 PSUs and 42,525 shares for the dilutive effect of stock options.

The following table shows the reconciliation of net income per diluted share to Adjusted net income per diluted pro-forma weighted average share for the periods presented:

	Three Months Ended		Nine Months Ended
	March 31, 2019	April 1, 2018	March 31, 2019	April 1, 2018
	(Unaudited)		(Unaudited)
Net income per diluted share	$0.68	$0.61	$1.67	$1.42
Impact of adjustments:
Income tax expense	0.20	0.15	0.46	0.43
Transaction expense(a)	—	0.01	0.11	0.09
Amortization of acquisition intangibles	0.05	0.03	0.13	0.05
Inventory step-up adjustment – acquisition related	—	—	0.02	0.03
New brand start-up costs(b)	0.05	0.01	0.09	0.02
Stock-based compensation	0.02	0.02	0.06	0.05
Adjusted Net Income per diluted share before income taxes	1.00	0.83	2.54	2.09
Impact of adjusted income tax expense on net income per diluted share before income taxes(c)	(0.22)	(0.24)	(0.58)	(0.60)
Impact of increased share count(d)	—	—	—	(0.02)
Adjusted Net Income per diluted pro-forma weighted average share	$0.78	$0.59	$1.96	$1.47

(a)	Represents fees, expenses and integration costs associated with our acquisitions of NauticStar and Crest.
(b)	Represents start-up costs associated with Aviara - a completely new boat brand in a segment of the market neither MasterCraft, NauticStar nor Crest serves.
(c)	Reflects income tax expense at an estimated annual effective income tax rate of 22.5% for the current period and 29% for the prior-year period.
(d)	Reflects impact of increased share counts giving effect to the exchange of all RSAs, the vesting of all PSUs and for the dilutive effect of stock options included in outstanding shares.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance working capital and fund capital expenditures. Our principal source of funds is cash generated from operating activities. As of March 31, 2019, we had borrowing availability of $35.0 million under our revolving credit facility. We believe our cash from operations, along with borrowings under our revolving credit facility, will be sufficient to provide for our working capital and capital expenditures for at least the next 12 months. The following table summarizes the cash flows from operating, investing, and financing activities:

	Nine Months Ended
	March 31, 2019	April 1, 2018
	(Unaudited)
	(Dollars in thousands)
Total cash provided by (used in):
Operating activities	$39,552	$36,288
Investing activities	(92,111)	(83,015)
Financing activities	50,111	51,189
Net change in cash	$(2,448)	$4,462

Operating Activities

Our net cash provided by operating activities increased by $3.3 million, or 9.0%, to $39.6 million for the nine months ended March 31, 2019 compared to $36.3 million for the nine months ended April 1, 2018. This increase was primarily due to higher earnings before interest, taxes, depreciation and amortization between periods, partially due to lower cash payments for income taxes, offset by an increase in the growth of accounts receivable primarily due to the Crest acquisition and timing of payments.

Investing Activities

Net cash used in investing activities increased by $9.1 million to $92.1 million during the nine months ended March 31, 2019, compared to $83.0 million during the nine months ended April 1, 2018. This increase was primarily due to an increase in capital expenditures of $10.4 million for manufacturing infrastructure expansion, molds, and equipment.

Financing Activities

Net cash provided by financing activities decreased by $1.1 million to $50.1 million for the nine months ended March 31, 2019, compared to $51.2 million for the nine months ended April 1, 2018. The decrease is primarily due to the issuance of less long-term debt and an an increase in principal payments on long-term debt. As discussed in Note 10 to our unaudited condensed consolidated financial statements, on October 1, 2018, we entered into the Fourth Amended Credit Agreement, which provides us with a $190 million senior secured credit facility, consisting of a $75 million term loan, a $80 million term loan and a $35 million revolving credit facility.

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any off-balance sheet financings.

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

Critical Accounting Policies

As of March 31, 2019, with the exception of adoption of ASU 2014-09 discussed in Note 2, there were no significant changes in or changes in the application of our critical accounting policies or estimation procedures from those presented in our Annual Report on Form 10-K.

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

As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2019.

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

Other than our integration of Crest, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

During the quarter ended March 31, 2019, there were no material changes to the risk factors disclosed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K or the risk factors disclosed in “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2018.

ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Membership Interest Purchase Agreement, dated October 2, 2017 among MasterCraft Boat Holdings, Inc., Nautic Star, LLC and each of the other parties thereto	8-K	001-37502	2.1	10/2/17
2.2	Membership Interest Purchase Agreement, dated September 10, 2018 among MasterCraft Boat Holdings, Inc., Crest Marine LLC and each of the other parties thereto	8-K	001-37502	2.1	9/10/18
3.1	Amended and Restated Certificate of Incorporation of MasterCraft Boat Holdings, Inc.	10-K	001-37502	3.1	9/18/15
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of MasterCraft Boat Holdings, Inc.	10-Q	001-37502	3.2	11/9/18
3.3	Second Amended and Restated By-laws of MasterCraft Boat Holdings, Inc.	10-Q	001-37502	3.3	11/9/18
4.1	Common Stock Certificate of MasterCraft Boat Holdings, Inc.	S-1/A	333-203815	4.1	7/15/15
4.2	Warrant to Purchase Common Stock of MasterCraft Boat Holdings, Inc., dated June 30, 2009	S-1/A	333-203815	4.2	6/25/15
10.1	Registration Rights Agreement between MasterCraft Boat Holdings, Inc. and Wayzata Opportunities Fund II, L.P.; Wayzata Opportunities Fund Offshore II, L.P. and Wayzata Recovery Fund, LLC, dated July 22, 2015	10-K	001-37502	10.1	9/18/15
10.2†	MasterCraft Boat Holdings, Inc 2010 Equity Incentive Plan	S-1/A	333-203815	10.2	6/25/15
10.3†	MasterCraft Boat Holdings, Inc. Management Incentive Plan (terminated on February 6, 2015)	S-1/A	333-203815	10.3	7/7/15
10.4†	MasterCraft Boat Holdings, Inc. 2015 Incentive Award Plan	S-1/A	333-203815	10.4	7/15/15
10.5†	Form of Restricted Stock Award Agreement and Grant Notice under 2015 Incentive Award Plan (employee)	S-1/A	333-203815	10.10	7/1/15
10.6†	Form of Stock Option Agreement and Grant Notice under 2015 Incentive Award Plan (employee)	S-1/A	333-203815	10.12	7/7/15
10.7†	Form of Restricted Stock Award Grant Notice under 2015 Incentive Award Plan (director)	S-1/A	333-203815	10.13	7/7/15
10.8†	Senior Executive Incentive Bonus Plan	10-K	001-37502	10.8	9/18/15
10.9†	Non-Employee Director Compensation Policy	S-1/A	333-203815	10.17	7/1/15
10.10†	Employment Agreement between MasterCraft Boat Company, LLC and Terry McNew, effective as of July 1, 2018	8-K	001-37502	10.1	7/2/18
10.11†	Employment Agreement between MasterCraft Boat Company, LLC and Timothy M. Oxley, effective as of July 1, 2018	8-K	001-37502	10.2	7/2/18
10.12†	Form of Indemnification Agreement for directors and officers	S-1/A	333-203815	10.9	7/7/15
10.13†	Form of Performance Stock Unit Award Agreement under 2015 Incentive Award Plan	8-K	001-37502	10.1	8/26/16
10.14	Fourth Amended and Restated Credit and Guaranty Agreement, dated October 1, 2018, by and among MasterCraft Boat Holdings, Inc. as a guarantor, MasterCraft Boat Company, LLC, MasterCraft Services, LLC, MasterCraft International Sales Administration, Inc., Nautic Star, LLC, NS Transport, LLC, and Crest Marine LLC as borrowers, Fifth Third Bank as the agent and letter of credit issuer, and the lenders party thereto	8-K	001-37502	10.1	10/1/18
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema Document	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

†	Indicates management contract or compensatory plan.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TERRY MCNEW	President and Chief Executive Officer (Principal Executive Officer) and Director
Terry McNew		May 9, 2019

/s/ TIMOTHY M. OXLEY	Chief Financial Officer (Principal Financial and Accounting Officer), Treasurer and Secretary
Timothy M. Oxley		May 9, 2019