Form 10-K
period 2019-06-30
MasterCraft Boat Holdings, Inc.
filed 2019-09-13
CIK 1638290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.☐     Yes          ☑     No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.☐     Yes          ☑     No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☑     Yes          ☐     No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).☐     Yes           ☑      No

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter, which ended December 31, 2018 and based on the closing sale price as reported on the NASDAQ Global Select Market system, was approximately $350,210,000. As of September 10, 2019, there were 18,782,558 shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2019 annual meeting of stockholders, which will be filed no later than 120 days after the close of the registrant’s fiscal year ended June 30, 2019, are incorporated by reference into Part III of this report.

MASTERCRAFT BOAT HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2019

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Form 10-K that do not relate to matters of historical fact should be considered forward-looking statements, including but not limited to statements regarding our expected market share, business strategy, dealer network, anticipated financial results, and liquidity. We use words such as “could,” “may,” “might,” “will,” “expect,” “likely,” “believe,” “continue,” “anticipate,” “estimate,” “intend,” “plan,” “project,” and other similar expressions to identify some forward-looking statements, but not all forward-looking statements include these words. All of our forward-looking statements involve estimates and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to the information described under the caption “Risk Factors” and elsewhere in this Form 10-K.

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

BASIS OF PRESENTATION

Our fiscal year begins on July 1 and ends on June 30 with the interim quarterly reporting periods consisting of thirteen weeks. Therefore, the quarter end will not always coincide with the date of the end of the calendar month. We refer to our fiscal years based on the calendar-year in which they end. Accordingly, references to fiscal 2019, fiscal 2018 and fiscal 2017 represent our financial results for the fiscal years ended June 30, 2019, June 30, 2018 and June 30, 2017, respectively. For ease of reference, we identify our fiscal years in this Form 10-K by reference to the period from July 1 to June 30 of the year in which the fiscal year ends. For example, “fiscal 2019” refers to our fiscal year ended June 30, 2019.

MasterCraft Boat Holdings, Inc. (the “Company”), a Delaware corporation, operates primarily through its wholly-owned subsidiaries, MasterCraft Boat Company, LLC, MasterCraft Services, LLC, MasterCraft Parts, Ltd., and MasterCraft International Sales Administration, Inc (collectively “MasterCraft”); Nautic Star, LLC and NS Transport, LLC (collectively “NauticStar”); and Crest Marine, LLC (“Crest”). Unless the context otherwise requires, the Company and its subsidiaries collectively are referred to as the “Company”, “we”, or “us” in this Form 10-K. Effective November 7, 2018, the name of the Company was changed from MCBC Holdings, Inc. to MasterCraft Boat Holdings, Inc.

PART I

ITEM 1. BUSINESS

We are a leading designer, manufacturer, and marketer of recreational powerboats sold under four brands – MasterCraft, NauticStar, Crest, and Aviara.  We operate under three operating and reportable segments: MasterCraft, NauticStar, and Crest. The MasterCraft segment includes both our MasterCraft and Aviara brands.

Our MasterCraft brand is a world-renowned innovator, designer, manufacturer, and marketer of premium performance sport boats, with a leading market position in the U.S., a strong international presence, and dealers in 46 countries around the world. Our boats are used for water skiing, wakeboarding, wake surfing, as well as general recreational boating. We believe that MasterCraft is the most recognized brand name in the performance sport boat category.

In October 2017 we acquired NauticStar, a leading manufacturer and distributor of high-quality outboard bay boats, deck boats and offshore center console boats. NauticStar’s product portfolio provides diversification and expands our direct addressable market into the outboard category, the largest powerboat industry category in terms of retail units, according to the National Marine Manufacturers Association (“NMMA”).

In October 2018 we acquired Crest, a leading manufacturer of pontoon boats, providing us with additional product diversification and direct addressable market expansion. With the acquisition of Crest, we expanded our product portfolio and now operate in three of the fastest growing segments of the powerboat industry – performance sport boats, outboard saltwater fishing boats and pontoon boats.

In February 2019 we introduced a new brand, Aviara, specifically designed, engineered and manufactured to meet the exacting specifications of consumers seeking the ultimate luxury recreational day boat experience. Partnering with the largest dealership in the U.S., MarineMax, Aviara began shipping and retailing in July 2019. With three anticipated models ranging from 32 – 40 feet in length, using both outboard and sterndrive propulsion, the Aviara brand continues our track record of product diversification and addressable market expansion, both through acquisitions and utilization of our in-house product development capabilities. Aviara will be built in our MasterCraft plant and will be part of the MasterCraft reportable segment.

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

All of our boats, from hull to upholstery, are hand-crafted by our skilled workforce at our corporate headquarters near Knoxville, Tennessee, and our facilities in Amory, Mississippi and Owosso, Michigan. In recent years, we have made significant investments in improving design, engineering, manufacturing, and operational processes as we strive to be the most efficient boat manufacturer in the industry.

We believe our MasterCraft facility is the only boat manufacturing plant to achieve compliance with all three of the International Standard for Organization (“ISO”) 9001 (Quality Management Systems), 14001 (Environmental Management Systems), and 18001 (International Occupational Health and Safety Management System) standards. MasterCraft’s industry-leading operations result in world-class quality, which enables us to offer, what we believe is a best-in-class five-year factory warranty and results in MasterCraft boats typically maintaining higher aftermarket resale value than our competitors’ boats.

We sell our boats through an extensive network of independent dealers in North America and internationally. Our MasterCraft boats are the exclusive performance sport boats offered by the majority of our dealers. Our acquisition of NauticStar and Crest, along with the introduction of our Aviara brand, has allowed us to expand our dealer network over the past two years. We devote significant time and resources to find, develop, and improve the performance of our dealers. We continuously cultivate and strengthen our dealer relationships with marketing, training, and service programs designed to increase our dealers’ sales and profitability. We believe the strength of our dealer network and our proactive efforts to help our dealers improve their businesses give us a distinct competitive advantage in our industry.

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

NauticStar, which we acquired in October 2017, was founded in 2002 and is located in Amory, Mississippi. With more than 15 years of boat manufacturing experience—including a 200,000 square-foot manufacturing facility—NauticStar has a reputation for reliability, quality and consistency, with a loyal network of dealers and customers including professional and sport fishermen, and recreational and pleasure boating enthusiasts.

Crest, which we acquired in October 2018, was founded in 1957 and is located on approximately 55 acres in Owosso, Michigan. With nearly 150,000 square feet of manufacturing floor space, Crest is one of the top producers of innovative, high-quality pontoon boats ranging from 20 to 29 feet.

Aviara is a de novo brand, developed in-house, and focused on serving the luxury recreational day boat segment of the powerboat industry. Introduced at the Miami Boat Show in February 2019, Aviara will initially feature three models utilizing both outboard and sterndrive propulsion. Aviara creates an elevated open water experience by fusing progressive style and effortless comfort in its modern luxury vessels.

Our Market Opportunity

During 2018, retail sales of new powerboats in the U.S. totaled $10.5 billion. Of the powerboat categories tracked by the NMMA, our MasterCraft brand corresponds most directly to the inboard ski/wakeboard category, which we refer to as the performance sport boat category. The category that most directly corresponds to our NauticStar and Crest brand is the outboard category. Aviara will most directly correspond to the outboard and sterndrive categories. Given our product diversification driven by acquisitions and internal product development, we believe our addressable market also includes similar and adjacent powerboat categories identified by the NMMA, including sterndrive boats, inboard cruiser boats and jet boats.

We believe we are well-positioned to benefit from several trends underway in our addressable market, including:

•	performance sport boats are taking a greater share of the overall fiberglass powerboat category;
•	outboard boats are taking a greater share of the overall powerboat category;
•	premium bowriders between 30’ – 40’ in length, both outboard and sterndrive, are taking a greater share of the overall fiberglass powerboat category;
•	inventory of two to five-year-old pre-owned boats has become limited, driving consumers to purchase new boats;
•	ease-of-use and performance innovations have accelerated product cycles driving consumer demand for new products; and
•

higher consumer confidence influenced by improving macroeconomic conditions, including increased home values, greater workforce participation and lower corporate and individual federal income tax rates, has helped to drive increased consumer demand for powerboats.

As growth in the general economy and overall boating industry has continued since the economic downturn that commenced in 2008, the performance sport boat and outboard categories have experienced a robust recovery. According to the NMMA, new unit sales of performance sport boats in the U.S. increased at a compound annual growth rate (“CAGR”) of 10.7% from 2014 to 2018 while new unit sales of all outboard boats and pontoons grew at a CAGR of 6.2% in the U.S. over the same period. Total new unit sales of powerboats in the U.S. (excluding personal water craft and jet boats) increased at a CAGR of 5.6% from 2014 to 2018.  We believe the performance sport boat and outboard boat categories have grown at a faster rate than the rest of the powerboat industry due to increased innovation in the features, designs, and layouts of performance sport boats and outboard propulsion boats. These innovations have improved the performance, functionality, and versatility of these boats as compared with other recreational boats, particularly boats in the sterndrive category, which have not experienced the same degree of innovation. We believe inboard boats are superior to sterndrive boats for tow sports such as water skiing, wakeboarding, and wake surfing for several reasons, including (i) the larger and more propulsive wakes that only inboard engine configurations can enable, (ii) enhanced rider safety as a result of the location of the inboard propeller underneath the boat instead of protruding from the stern, as is generally the case with boats in the sterndrive category, and (iii) relatively more passenger and storage space due to the location of the inboard engine housing. We believe outboard boats are superior to sterndrive boats for recreational boating uses such as fishing and family boating for several reasons, including (i) relatively more passenger and storage space due to the location of the outboard engine housing, (ii) engine noise is significantly reduced in an outboard engine compared to a sterndrive engine, (iii) outboard engines are easier to access and maintain compared to a sterndrive engine, and (iv) outboard engines perform better and have greater durability in saltwater conditions.

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

Leading Market Share Position in Performance Sport Boat, Outboard, and Pontoon Categories.  Over the last decade, we have consistently held a leading market share position in the U.S. among manufacturers of premium performance sport boats based on unit volume. According to the Statistical Surveys, Inc. (“SSI”), our performance sport boat U.S. market share in December 2018 was 21.6%. Per SSI, our U.S. market share for deck boats and saltwater fishing boats in the 15’ – 35’ segment, sold by our NauticStar brand, was 4.5%. Per SSI, Crest’s pontoon boat market share was 3.4%. As of December 2018, based on SSI data, MasterCraft has the #1 market share, by brand, in the performance sport boat segment; NauticStar has the #6 market share, by brand, in the highly-fragmented deck and saltwater fishing segment; and Crest has the #8 market share, by brand, in the highly-fragmented pontoon segment. We believe our sales have grown as dealers and customers continue to recognize the superior quality, performance, styling, and value of our recently released boats and that we are just starting to realize the market share benefits of the many recent new product offerings and product enhancement initiatives that our management team has implemented during the past several years.

Industry-Leading Product Design and Innovation.  We believe that our innovation in the design of new boat models and new features has been a key to our success, helping us maintain our market share, command higher price points, and generally broaden the appeal of our products among recreational and fishing boaters. As a result of the features we have introduced, we believe that our boats are used for an increasingly wide range of activities. Our commitment to consistently developing new boat models and introducing new features is reflected in several notable recent achievements, including NMMA Innovation Awards for our MasterCraft ProStar water skiing boat, Gen 2 integrated surf system, X24 performance tow boat, and the DockStar Handling System. Our entire MasterCraft product portfolio has been renewed in the past five years, giving us the newest overall product offering in the performance sport boat category. Since acquiring NauticStar, we have introduced four new models, with future plans to introduce several new models over the coming years. At Crest, we are in the beginning stages of designing and engineering new models that we believe will drive innovation in the pontoon segment. Our Aviara brand, designed and engineered completely in-house, features several new innovations that we plan to introduce to the marketplace over the coming years.

Highly Efficient Product Development and Manufacturing.  We believe that a key to our success has been our renewed focus on operational improvements and world-class business processes. We believe our new product development capabilities are industry-leading and enable us to consistently create unique high-performance hull shapes and product features in shorter design iterations and at lower development costs than our competitors. These capabilities enable us to precisely design custom hulls and performance features that enhance each boat’s unique performance characteristics and increase our speed to market with exciting new products.  Our acquisition of NauticStar and Crest allows us to leverage this internal product development and manufacturing expertise to capitalize on operational improvement opportunities at our Amory, Mississippi and Owosso, Michigan facilities. Our Aviara brand will be built in our existing MasterCraft facility, benefiting from the industry-leading quality, safety, and manufacturing process we already have in place there.

Strong Dealer Network.  We have worked extensively with our dealers to develop what we believe is one of the strongest dealer networks in the performance sport boat, outboard, and pontoon categories. We target our distribution to the market segments’ highest performing dealers. We have established operating processes focused on optimizing dealers’ financial performance and service, and with a track record of balancing wholesale inventory and retail sales we are better able to manage dealer inventory, allowing for more transparent sales estimates and strong dealer relationships. We believe our warranty programs are more transparent than those of our competitors and provide consumers with greater peace of mind. Transparent and thorough warranty programs encourage customers to continue to visit our dealers for servicing, creating additional opportunities for boat trade-ins and purchases of accessories, thereby improving our dealers’ sales rates and financial health. These actions have strengthened our existing dealer network and are driving increased interest from new potential dealers who want to join the MasterCraft, NauticStar and Crest platforms. For our Aviara brand, we have exclusively partnered with MarineMax, the largest marine dealership in the U.S., to market our luxury recreational day boats. We believe introducing a new brand with an established dealer base provides the Aviara brand with instant credibility and the greatest opportunity for long-term success in the marketplace.

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

Highly Experienced Executive Team.  We have a highly seasoned and effective executive team. With an average of close to 30 years of boating industry experience, our management team has proven its ability to develop and integrate new product lines, enhance operations, strengthen our distribution network, and recruit industry talent. Senior management additions over the past few years have driven improvements to our manufacturing, quality, and product development systems and processes, which have collectively accelerated performance improvements as unit volumes have increased. Our President and Chief Executive Officer, Terry McNew, has 32 years of boating industry experience. He joined MasterCraft in August 2012 after serving as Executive Vice President of Brunswick Corporation’s recreational boat group, where he was in charge of manufacturing, product development, and engineering and quality systems. His leadership has helped us implement dramatic process improvements contributing to superior results. Tim Oxley, our Chief Financial Officer, has spent 29 years in the boating industry, including 13 years with MasterCraft, following 16 years with Brunswick Corporation where he served as Chief Financial Officer of several operating divisions. Jay Povlin, President of NauticStar since March 2019, is a 26-year marine industry veteran and joined MasterCraft in 2013. He brings considerable marine executive business leadership experience from both domestic and international markets. During his many years in the marine industry, he has also held numerous senior leadership positions with Brunswick Corporation and in those roles provided strategic direction for business unit performance, manufacturing operations, sales and marketing efforts, and product development initiatives. Patrick May, President of Crest, oversees sales, marketing, product development and manufacturing activities. Before its acquisition by MasterCraft, he served as COO and CFO of Crest since April 2010.

Our Strategy

Continue to Develop New and Innovative Products.  As a leading innovator, designer, manufacturer, and marketer of premium performance sport boats, and high-quality bay, deck and center console outboard boats, we strive to design new and inventive products that appeal to a broad customer base. Since fiscal 2013, we have successfully launched a number of new products and features with best-in-class quality leading to increased sales and significant margin expansion. Furthermore, our unique new product development process enables us to renew our product portfolio with innovative offerings at a rate that we believe will be difficult for our competitors to match without significant additional capital investments. Our process involves each department in collaborative full “team” product launches that enable us to release several new models per year, per brand, while maintaining superior quality and controlling costs. Our entire MasterCraft product portfolio has been renewed in the past five years, and we have released four new models at NauticStar since our acquisition in October 2017. We intend to bring this product development process and discipline to Crest, and any future brands we may acquire, by continuing to release new products and features multiple times during the year, which we believe will further enhance our reputation as a cutting-edge boat manufacturer and consumer interest in our products.

Capture Additional Share from Adjacent Boating Categories.  Our NauticStar, Crest, and Aviara brands provide us with direct access to the outboard and sterndrive categories, with outboards representing the largest category of the powerboat industry with $7.0 billion of sales in 2018, per the NMMA, and provides diversification from our existing MasterCraft product portfolio. The additions of NauticStar, Crest, and Aviara, combined with our culture of innovation, enhances our ability to introduce new products with increased versatility, functionality, and performance to a more expansive customer base that values boats for competitive and recreational fishing, and general recreational boating purposes. Ultimately, the versatile boating experience delivered by our MasterCraft, NauticStar, Crest, and Aviara boats allows us to attract customers from other boating categories, most notably from the sterndrive categories. We intend to further enhance the performance, comfort, and versatility of our products to target additional customers seeking high performance water sport, fishing and general recreational activity.

Continuous Operational Improvement to Drive Margin Expansion.  We continue to implement a number of initiatives to reduce our cost base and to improve the efficiency of our manufacturing process. These process improvements have lowered re-work, warranty claims, material waste, and inventory levels, reducing our costs, and have driven improved on-time delivery rates. Since acquiring NauticStar and Crest, we have worked to revamp each of their respective manufacturing and product development processes, which should lead to operational efficiencies and drive margin expansion going forward. Additionally, we have fostered a culture of operational improvement within our highly engaged workforce, at MasterCraft, NauticStar and Crest. These processes are now ingrained in our culture, leading to a Company-wide focus on driving further margin expansion through continuous improvement. We believe these important process improvements and culture of operational excellence provide us with a strong operational foundation and margin improvement opportunities in the future.

Effectively Manage Dealer Inventory and Further Strengthen Our Dealer Network.  Our goal is to achieve and maintain a leading market share in each of the markets in which we operate. We view our dealers as our partners and product champions. Therefore, we devote significant time and resources to finding high quality dealers and developing and improving their performance over time. We actively manage field inventory levels, as demonstrated by healthy and consistent inventory retail turns and balanced wholesale and retail unit sales, which leads to better margins and improved financial health for our dealers. Additionally, our warranty programs for our products and predictable new product development cycles across our portfolio ensure that our dealers have high quality, compelling, and relevant products to sell to their customers. We believe the quality and trust in our dealer relationships are more beneficial to our long-term success than the quantity of dealers. We continue to leverage that dealer base while proactively developing strategies that will strengthen our overall network. For example, we intend to strengthen our current footprint by selectively recruiting market-leading dealers. We believe our targeted initiatives to enhance and grow our dealer network will increase unit sales in the future.

Increase Our Sales in International Markets.  We currently have an extensive international distribution network with 45 international dealers in 76 locations around the world. We believe MasterCraft is the most well-known brand in the performance sport boat category globally, and that NauticStar, Crest, and Aviara have the potential for global growth. Based on our brand recognition, innovative product offerings, and distribution strengths, we believe we are well positioned to leverage our reputation and capture additional international sales. We believe that we will increase our international sales by promoting our new products in developed markets where we have a well-established dealer base and in international markets where rising consumer incomes are expected to increase demand for recreational products, such as Australia, Europe, Israel, Dubai, and Brazil. We are also developing new product offerings that will specifically target certain product demand from our international consumers and that we believe will drive further sales growth in international markets. Net sales outside of North America represented 5.2% of net sales in fiscal 2019.

Our Products

We design, manufacture, and sell premium recreational performance sport boats, outboard, and sterndrive boats that we believe deliver superior performance for water skiing, wakeboarding, wake surfing, and fishing, as well as general recreational boating. In addition, we offer various accessories, including trailers and aftermarket parts. We market our boats under four brands: MasterCraft, NauticStar, Crest, and Aviara.

Our MasterCraft portfolio of Star Series, XSeries, XTSeries and NXT boats are designed for the highest levels of performance, styling, and enjoyment for both recreational and competitive use. The Star Series and XSeries are geared towards the consumer seeking the most premium and highest performance boating experience that we offer, and generally command a price premium over our competitors’ boats at retail prices ranging from approximately $62,000 to $220,000. The MasterCraft XT line was introduced in July 2016 as a multi-sport, category-defying crossover, with retail prices ranging from approximately $80,000 to $135,000. Unveiled in January 2014, the MasterCraft NXT line introduced the quality, performance, styling, and innovation of the MasterCraft brand to the entry-level consumer, with retail prices ranging from approximately $62,000 to $90,000. We have strategically designed and priced the MasterCraft NXT line to target the fast-growing entry-level customer group that is distinct from our traditional customer base, while maintaining our core MasterCraft brand attributes at profit margins comparable to our other offerings.

Our NauticStar portfolio of Nautic Bay Boats, Sport Deck Boats, Offshore Boats and Legacy Series boats are designed for a variety of uses, including recreational and competitive sport fishing in freshwater lakes or saltwater, and general recreational enjoyment. The Nautic Bay Boats and Offshore Boats are geared towards the consumer seeking unmatched quality and features for fishability and family friendly comfort. The Sport Deck Boat line caters to consumers seeking the drive and ride of a V-hull, large capacity, and the styling and efficiency of a runabout. The Legacy Series line is geared towards the consumer seeking the most premium and highest performance boating experience that NauticStar offers. NauticStar’s retail prices range from approximately $25,000 to $195,000.

Our Crest portfolio of pontoon boats are designed for the ultimate in comfort and recreational pleasure boating. Crest’s pontoon boats are designed to offer consumers the best in luxury, style and performance without compromise across a diverse product portfolio. Crest’s retail prices range from approximately $25,000 to $190,000.

Our Aviara portfolio of luxury recreational day boats was designed in-house with the vision to create pleasure crafts that defy compromise. The Aviara brand drew on MasterCraft’s 50-year legacy of quality and will be built in our award-winning MasterCraft facility. Aviara’s boat designs were inspired by our four product design principles – Progressive Style, Elevated Control, Modern Comfort and Quality Details. Aviara’s first model, the AV32, is a 32-foot luxury bowrider and is expected to have a retail price of approximately $300,000. Future models to be introduced over the next year include the AV36, a 36-foot luxury bowrider, and the AV40, the brand’s flagship 40-foot luxury bowrider for the ultimate on-the-water experience. All models will be available in either outboard or sterndrive propulsion, and will be exclusively sold at MarineMax dealerships across the U.S.

Our Dealer Network

We rely on an extensive network of independent dealers to sell our products in North America and internationally. For MasterCraft, NauticStar, Crest, and Aviara, we target our distribution to the market segment’s highest performing dealers. The majority of our MasterCraft dealers are exclusive to our MasterCraft product lines within the performance sport boat category, highlighting the commitment of our key dealers to MasterCraft boats. We establish performance criteria that our dealers must meet as part of their dealer agreements to ensure the continued quality of our dealer network. As members of our network, dealers in North America may qualify for floor plan financing programs, rebates, seasonal discounts, promotional co-op payments, and other allowances.

We consistently review our distribution network to identify opportunities to expand our geographic footprint and improve our coverage of the market. We constantly monitor the health and strength of our dealers by analyzing each dealer’s retail sales and inventory frequently and have established processes to identify underperforming dealers in order to assist them in improving their performance or to allow us to switch to a more effective dealer. These processes also allow us to better manage dealer inventory levels and product turns and contribute to a healthier dealer network that is better able to stock and sell our products. We believe our outstanding dealer network and our proactive approach to dealer management allow us to distribute our products more efficiently than our competitors and will help us capitalize on growth opportunities as our industry volumes continue to increase.

For fiscal 2019 the Company’s top ten dealers accounted for approximately 25% of our net sales and none of our dealers accounted for more than 3% of our total sales volume.

North America.  In North America, our MasterCraft brand, had a total of 112 dealers across 147 locations as of June 30, 2019. Our NauticStar brand had a total of 76 dealers across 99 locations in North America as of June 30, 2019. Our Crest brand had a total of 112 dealers across 125 locations in North America as of June 30, 2019. We do not have a significant concentration of sales among our dealers.

Outside of North America.  As of June 30, 2019, through our MasterCraft brand, we had a total of 45 international dealers in 76 locations and through our NauticStar brand we had one international dealer with a single location. We are present in Europe, Australia, Africa, Asia, including Hong Kong and the Middle East. We generated 4.2%, 6.6% and 9.1% of our unit sales outside of North America in fiscal 2019, 2018, and 2017, respectively.

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

Beyond our incentive programs, we have developed a proprietary web-based management tool that is used by our dealers on a day-to-day basis to improve their own businesses as well as enhance communication with our factory and sales management teams. Our proprietary DealerLink online business-to-business application efficiently executes many critical functions, including warranty registrations, warranty claims, boat ordering and tracking, parts ordering, technical support, and inventory reporting. This system facilitates communication between our sales team and the dealer network and allows our manufacturing department to review customer demand in real time.

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

We offer our dealers the opportunity to purchase boats with cash or through floor plan financing programs with third-party floor plan financing providers. We incentivize our dealers to purchase in cash by offering them a cash discount. The floor plan financing programs allow dealers to establish lines of credit with third-party lenders to purchase inventory. Upon purchase of a boat, dealers draw on the floor plan facility and the lenders pay the invoice price of the boat directly to us typically within 5 business days. Consistent with industry practice, we offer various manufacturer-sponsored floor plan interest programs under which we agree to reimburse our dealers for certain floor plan interest costs incurred for up to nine months from the date of invoice. In some cases, cash discounts are offered as an alternative to floor plan subsidies. These programs encourage dealers to rapidly replenish inventories during the spring and summer retail season, maintain sufficient inventories during the non-peak season, and balance wholesale purchases throughout the year.

Pursuant to the terms of the floor plan financing, if a dealer defaults on the terms of its credit line, we agree to repurchase new inventory repossessed from dealerships. Our obligation to repurchase such repossessed products for the unpaid balance of our original invoice price for the boat is subject to reduction or limitation based on the age and condition of the boat at the time of repurchase, and in certain cases, by an aggregate cap on repurchase obligations associated with a particular floor plan financing program. We incurred no material impact from repurchase events during fiscal 2019, 2018, or 2017.

Marketing and Sales

Marketing

We believe that our differentiated marketing capabilities and our multi-channel, content-driven marketing strategies align with our strategic focus on product innovation, performance, and quality to attract aspiring and enthusiast consumers to our brands and products. These sales and marketing efforts allow us to more effectively launch and support our products, help drive actionable sales leads for our dealers, and reinforce our MasterCraft, NauticStar, Crest, and Aviara brand and lifestyle attributes.

Our over 50-year history of manufacturing and design leadership has made MasterCraft one of the most well-known and iconic brands in the boating industry. We believe the MasterCraft brand is widely recognized even among non-enthusiasts. Our NauticStar and Crest brands are relatively young compared to MasterCraft but have quickly established themselves as strong brands dedicated to innovation, style and quality. We are focused on enhancing the power of our brands through a multifaceted marketing strategy. Our addressable market is targeted through a variety of specialized means, ranging from event sponsorships to far-reaching strategic alliances.

We have created a unified print and digital advertising strategy that is refreshed each year, featuring the unique attributes of each of our products while maintaining focus on the MasterCraft, NauticStar, Crest, and Aviara brands. We maintain a meaningful presence for our product lines in several endemic water sports and boating publications.  Given the prevalence of our products in the markets these publications target, we also benefit from significant unpaid impressions in these industry publications, as our boats frequently appear in feature stories and advertisements for other products. In addition to these traditional marketing channels, in the last several years we have created an active and highly successful digital advertising and social media platform, including the use of Facebook, Twitter, Instagram, YouTube, and Vimeo to deliver content to our target audience, increase awareness of our brands, foster loyalty, and build a community of MasterCraft, NauticStar and Crest enthusiasts. In addition, we benefit from numerous user-generated videos and photos that are uploaded to these websites. An important component of this strategy has been our investment in our own mastercraft.com, nauticstarboats.com, crestpontoonboats.com, and aviaraboats.com websites. The sites are designed to allow significant interaction between us and our customer base through marketing content delivery, message boards, news and event postings, and product updates and specifications. Our popular “Design-a-Boat” functionality allows consumers to design a boat and request a dealer quote. The custom-designed product can be transmitted directly to our closest independent dealer as well as our in-house concierge who follows up directly with our dealer leads for MasterCraft and Aviara.

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

Sales

Our sales organization’s primary role is to manage our network of existing dealers and work with them to increase sales of our products, as well as identifying and recruiting new and replacement dealers that we believe will provide enhanced sales and customer service for our end consumers. We employ proactive processes to monitor the health and performance of our dealers, and to help them improve their businesses and their sales of our products. Our strategy is to improve the individual market shares of each of our dealers in their respective markets, and to add new dealers in new markets or replace dealers in existing markets where we believe we can achieve improved market share and customer service. We utilize regular performance reviews to drive improvement in underperforming dealers and to determine how to transition to new dealers when necessary. In addition, we employ a number of tools to assist our dealers in improving their performance, including product, sales, and service training, marketing materials and content, and direct interaction with prospective customers such as our factory concierge service. We encourage and expect our sales representatives to serve as advisors to our dealers, and believe this proactive sales approach leads to better dealer relationships and higher sales of our products.

Manufacturing

All of our MasterCraft and Aviara boats are designed, manufactured, and lake-tested in our Vonore, Tennessee facility. All of our NauticStar boats are designed and manufactured in our Amory, Mississippi facility. All of our Crest boats are designed and manufactured in our Owosso, Michigan facility.  We believe MasterCraft is the only boat manufacturing facility to achieve compliance with all three of the ISO 9001 (Quality Management Systems), 14001 (Environmental Management Systems), and 18001 (International Occupational Health and Safety Management System) standards. The rigorous attention to detail with which we design and manufacture our MasterCraft products results in boats of high quality, which allows us to offer a “stem-to-stern” five-year warranty that comprehensively covers more parts of our boats than warranties offered by any of our competitors. In recognition of our operational excellence, MasterCraft was named a 2015 IndustryWeek Best Plant in North America Recipient—the only boat manufacturer ever to receive that honor.

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

Research and Development, Product Development and Engineering

We are strategically and financially committed to innovation, as reflected in our dedicated product development and engineering groups and evidenced by our track record of new product introduction. At MasterCraft and Aviara, our product development and engineering group comprises 24 professionals. At NauticStar, our product development and engineering group comprises seven professionals. At Crest, our product development and engineering group comprises five professionals. These individuals bring to our product development efforts significant expertise across core disciplines, including boat design, computer-aided design, naval engineering, electrical engineering, and mechanical engineering. They are responsible for execution of all facets of our new product strategy, starting with design and development of new boat models and innovative features, engineering these designs for manufacturing, and integrating new boats and innovations into production without disruption, at high quality, on time and on budget. Our product development and engineering functions work closely with our Strategic Portfolio Management Team which includes senior leadership from Sales, Marketing and Finance, all working together to develop our long-term product and innovation strategies.

We take a disciplined approach to the management of our product development strategy. We have structured processes to obtain voices of the customer, dealer, and management to guide our long-term product lifecycle and portfolio planning. In addition, extensive testing and coordination with our manufacturing group are important elements of our product development process, which we believe enable us to leverage the lessons from past launches and minimize the risk associated with the release of new products. We have developed a strategy to launch several new models a year, which will allow us to renew our product portfolio with innovative offerings at a rate that we believe will be difficult for our competitors to match without significant additional capital investments. In addition to our new product strategy, we manage a separate innovation development process which allows us to design innovative new features for our boats in a disciplined manner and to launch these innovations in a more rapid time frame and with higher quality. These enhanced processes have reduced the time to market for our new product pipeline. Our research and product development expense for fiscal 2019, 2018 and 2017 was $5.6 million, $4.9 million, and $3.6 million, respectively.

Suppliers

We purchase a wide variety of raw materials from our supplier base, including resins, fiberglass, hydrocarbon feedstocks, and steel, as well as product parts and components such as engines and electronic controls. We maintain long-term contracts with preferred suppliers and informal arrangements with other suppliers. We have not experienced any material shortages in any of our raw materials, product parts, or components. Temporary shortages, when they do occur, usually involve manufacturers of these products adjusting model mix, introducing new product lines, or limiting production in response to an industry-wide reduction in boat demand.

We are focused on developing our supply chain to enable cost improvement, world-class quality, and continuous product innovation. We have engaged our top suppliers in collaborative preferred supplier relationships and have developed processes including annual cost reduction targets, regular reliability projects, and extensive product testing requirements to ensure that our suppliers produce at low cost and to the highest levels of quality expected of our brands. These collaborative efforts begin at the design stage, with our key suppliers integrated into design and development planning well in advance of launch, which allows us to control costs and to leverage the expertise of our suppliers in developing product innovations. We believe these collaborative relationships with our most important suppliers have contributed to our significant improvements in product quality, innovation, and profitability.

The most significant components used in manufacturing our boats, based on cost, are engine packages. For our MasterCraft brand, Ilmor Engineering, Inc. (“Ilmor”) is MasterCraft’s exclusive engine supplier, and for our NauticStar brand, Yamaha Motor Corporation (“Yamaha”) is our largest engine supplier, while Mercury Marine (“Mercury”) is Crest’s largest engine supplier. Mercury also provides outboard engines available on our Aviara brand. We maintain strong and long-standing relationships with Ilmor, Yamaha, and Mercury. As of June 30, 2019, Ilmor is our largest overall supplier. In addition to performance sport boat engines, Ilmor’s affiliates produce engines used in a number of leading racing boats and race cars. Ilmor maintains a full-time customer service and warranty staff located at our MasterCraft office, resulting in extremely efficient management of all engine-related matters, mitigating potential warranty risk. We work closely with Ilmor to remain at the forefront of engine design, performance, and manufacturing. Engine packages are the most expensive single item input in the MasterCraft and Aviara boat-building process and we believe our long-term relationship with Ilmor is a key competitive advantage.

Transportation

We utilize third party logistics and transportation services along with a fleet of leased tractor trailers at NauticStar, to deliver our boats to our dealer network. A select few dealers near our manufacturing facilities have elected to manage transportation and arrange for boats to be picked up directly from our manufacturing facilities. Following delivery to port, international shipments are transferred to a third-party logistics provider who schedules them for shipment via ocean freight to their destination country.

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

We provide product warranties for all of our boat models. During the warranty period, we reimburse dealers and authorized service facilities for all or a portion of the cost of repair or replacement performed on the products. Some materials, components or parts of the boat that are not covered by our product warranties are separately warranted by their manufacturers or suppliers. These other warranties include warranties covering engines, among other components.

Intellectual Property

We rely on a combination of patent, trademark, and copyright protection, trade secret laws, confidentiality procedures, and contractual provisions to protect our rights in our brands, products, and proprietary technology. We also protect our vessel hull designs through vessel hull design registrations. This is an important part of our business and we intend to continue protecting our intellectual property. We currently hold 27 U.S. patents and five foreign patents, including utility and design patents for our transom surf seating, our DockStar handling system, and our Gen 2 surf system technology. Provided that we comply with all statutory maintenance requirements, our patents are expected to expire between 2021 and 2037. We also have 14 pending U.S. patent applications and four pending foreign patent applications. We also own in excess of 95 trademark registrations in various countries around the world, most notably for the MasterCraft, NauticStar, and Aviara names and logos, as well as numerous model names in MasterCraft’s Star Series, X Series, XT Series, and NXT Series product families, and we have over 15 pending applications for additional registrations. Such trademarks may endure in perpetuity on a country-by-country basis provided that we comply with all statutory maintenance requirements, including continued use of each trademark in each such country. In addition, we own 38 registered U.S. copyrights. Finally, we have registered more than 30 vessel hull designs with the U.S. Copyright Office, the most recent of which will remain in force through 2027.

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

Competition

The powerboat industry, including the performance sport boat, outboard, and pontoon categories, are highly fragmented, resulting in intense competition for customers and dealers. Competition affects our ability to succeed in both the market segments we currently serve and new market segments that we may enter in the future. We compete with several large manufacturers that may have greater financial, marketing, and other resources than we do. We also compete with a wide variety of small privately held independent manufacturers. Competition in our industry is based primarily on brand name, price, innovative features, design, and product performance. Please see Item 1A, “Risk Factors” — Risks Related to Our Business — Our industry is characterized by intense competition, which affects our sales and profits.

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

•	inclement weather, which can affect production at our manufacturing facilities as well as consumer demand;
•	competition from other recreational boat manufacturers;
•	general economic conditions.

Environmental, Safety, and Regulatory Matters

Our operations are subject to extensive and frequently changing federal, state, local, and foreign laws and regulations, including those concerning product safety, environmental protection, and occupational health and safety. We believe that our operations and products are in compliance with these regulatory requirements. Historically, the cost of achieving and maintaining compliance with applicable laws and regulations has not been material. However, we cannot provide assurance that future costs and expenses required for us to comply with such laws and regulations, including any new or modified regulatory requirements, or to address newly discovered environmental conditions, will not have a material adverse effect on our business, financial condition, operating results, or cash flows.

We have not been notified of and are otherwise currently not aware of any contamination at our current or former facilities for which we could be liable under environmental laws or regulations and we currently are not undertaking any remediation or investigation activities in connection with any contamination. However, future spills or accidents or the discovery of currently unknown conditions or non-compliances may give rise to investigation and remediation obligations or related liabilities and damage claims, which may have a material adverse effect on our business, financial condition, operating results, or cash flows.

The regulatory programs that impact our business include the following:

Hazardous Substance and Waste Regulations

Certain materials used in our manufacturing, including the resins used in production of our boats, are toxic, flammable, corrosive, or reactive and are classified by the federal and state governments as “hazardous materials.” Control of these substances is regulated by the Environmental Protection Agency (EPA) and state pollution control agencies under the Federal Resource Conservation and Recovery Act, and related state programs. Storage of these materials must be maintained in appropriately labeled and monitored containers, and disposal of wastes requires completion of detailed waste manifests and recordkeeping requirements. Any failure by us to properly store or dispose of our hazardous materials could result in liability, including fines, penalties, or obligations to investigate and remediate any contamination originating from our operations.

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

In addition to the regulation of our manufacturing operations, the EPA has adopted regulations stipulating that many marine propulsion engines meet an air emission standard that requires fitting a catalytic converter to the engine. The engines used in our products, all of which are manufactured by third parties, are warranted by the manufacturers to be in compliance with the EPA’s emission standards. The additional cost of complying with these regulations has increased our cost to purchase the engines and, accordingly, has increased the cost to manufacture our products.

If we are not able to pass these additional costs along to our customers, it may have a negative impact on our business and financial condition.

Boat Safety Standards

Powerboats sold in the U.S. must be manufactured to meet the standards of certification required by the U.S. Coast Guard. In addition, boats manufactured for sale in the European Union must be certified to meet the European Union’s imported manufactured products standards. These certifications specify standards for the design and construction of powerboats. We believe that all our boats meet these standards. In addition, safety of recreational boats is subject to federal regulation under the Boat Safety Act of 1971, which requires boat manufacturers to recall products for replacement of parts or components that have demonstrated defects affecting safety. In the past, we have instituted recalls for defective component parts produced by us or certain of our third-party suppliers. None of these recalls has had a material adverse effect on the Company.

Employees

We believe we maintain excellent relations with our employees, treating them as business partners and focusing on building their careers. We have approximately 1,195 employees as of June 30, 2019, 605 of whom work at our MasterCraft/Aviara facility in Tennessee, 307 of whom work at our NauticStar facility in Mississippi, and 283 of whom work at our Crest facility in Michigan. None of our employees are represented by a labor union, and since MasterCraft’s founding in 1968, we have never experienced a labor-related work stoppage.

Other Information

We were incorporated under the laws of the State of Delaware under the name MCBC Holdings, Inc. on January 28, 2000. In July 2015, we completed an initial public offering of our common stock. Effective November 7, 2018, the name of the Company was changed from

MCBC Holdings, Inc. to MasterCraft Boat Holdings, Inc. We maintain a website with the address www.mastercraft.com. We are not including the information contained in our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available, free of charge through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports as soon as reasonably practicable after we electronically file these materials with, or otherwise furnish them to, the SEC.

ITEM 1A. RISK FACTORS.

RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as other information in this Form 10-K, before deciding whether to invest in shares of our common stock. The occurrence of any of the events described below could harm our business, financial condition, results of operations, and growth prospects. In such an event, the trading price of our common stock may decline, and you may lose all or part of your investment.

Risks Related to Our Business

General economic conditions, particularly in the U.S., affect our industry, demand for our products and our business, and results of operations.

Demand for premium sport boat, outboard boat brands and pontoon boats can be, and in the past have been, significantly influenced by weak economic conditions, low consumer confidence, high unemployment, and increased market volatility worldwide, especially in the U.S. In times of economic uncertainty and contraction, consumers tend to have less discretionary income and tend to defer or avoid expenditures for discretionary items, such as our products. Sales of our products are highly sensitive to personal discretionary spending levels. Our business is cyclical in nature and its success is impacted by economic conditions, the overall level of consumer confidence and discretionary income levels. Any substantial deterioration in general economic conditions that diminishes consumer confidence or discretionary income may reduce our sales and materially adversely affect our business, financial condition and results of operations. Corporate restructurings, layoffs, declines in the value of investments and residential real estate, higher fuel and energy prices, higher interest rates, and increases in federal and state taxation may also each materially adversely affect our business, financial condition, and results of operations.

Consumers often finance purchases of our products, and as a result, consumer credit market conditions influence demand for our boats. If credit conditions worsen, and adversely affect the ability of consumers to finance potential purchases at acceptable terms and interest rates, it could result in a decrease in the sales of our products.

Our annual and quarterly financial results are subject to significant fluctuations depending on various factors, many of which are beyond our control.

Our sales and operating results can vary significantly from quarter to quarter and year to year depending on various factors, many of which are beyond our control. These factors include, but are not limited to:

•	seasonal consumer demand for our products;
•	discretionary spending habits;
•	changes in pricing in, or the availability of supply in, the used powerboat market;
•	failure to maintain a premium brand image;
•	disruption in the operation of our manufacturing facilities;
•	variations in the timing and volume of our sales;
•	the timing of our expenditures in anticipation of future sales;
•	sales promotions by us and our competitors;
•	changes in competitive and economic conditions generally;

•	consumer preferences and competition for consumers’ leisure time;
•	impact of unfavorable weather conditions;
•	changes in trade policy or the imposition of additional tariffs;
•	changes in the cost or availability of our labor; and
•	increased fuel prices.

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

Substantially all of our sales are derived from our network of independent dealers. Our agreements with dealers in our networks typically provide for one-year terms, although some agreements have a term of up to three years. For fiscal 2019, our top ten dealers accounted for 25% of our total net sales. The loss of one or more of these dealers could have a material adverse effect on our financial condition and results of operations. The number of dealers supporting our products and the quality of their marketing and servicing efforts are essential to our ability to generate sales. Competition for dealers among performance sport boat manufacturers continues to increase based on the quality, price, value, and availability of the manufacturers’ products, the manufacturers’ attention to customer service, and the marketing support that the manufacturer provides to the dealers. We face intense competition from other premium performance sport, outboard boat, and pontoon boat manufacturers in attracting and retaining dealers (some of whom also sell products from other premium performance sport and outboard boat manufacturers), affecting our ability to attract or retain relationships with qualified and successful dealers. Although our management believes that the quality of our products in the premium performance sport, outboard boat, and pontoon boat industries should permit us to maintain our relationships with our dealers and our market share position, there can be no assurance that we will be able to maintain or improve our relationships with our dealers or our market share position. In addition, independent dealers in the powerboat industry have experienced significant consolidation in recent years, which could result in the loss of one or more of our dealers in the future if the surviving entity in any such consolidation purchases similar products from a competitor. A substantial deterioration in the number of dealers or quality of our network of dealers would have a material adverse effect on our business, financial condition, and results of operations.

Our success depends, in part, on the financial health of our dealers and their continued access to financing.

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

In addition, our dealers require adequate liquidity to finance their operations, including purchases of our products. Dealers are subject to numerous risks and uncertainties that could unfavorably affect their liquidity positions, including, among other things, continued access to adequate financing sources on a timely basis on reasonable terms. These sources of financing are vital to our ability to sell products through our distribution network. Access to floor plan financing generally facilitates our dealers’ ability to purchase boats from us, and their financed purchases reduce our working capital requirements. If floor plan financing were not available to our dealers or if the cost of the financing increases, our sales and our working capital levels would be adversely affected. The availability and terms of financing offered by our dealers’ floor plan financing providers will continue to be influenced by:

•	their ability to access certain capital markets and to fund their operations in a cost-effective manner;
•	changes in interest rates;
•	the performance of their overall credit portfolios;
•	their willingness to accept the risks associated with lending to dealers; and
•	the overall creditworthiness of those dealers.

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

The premium performance sport boat, outboard and pontoon boat categories and the powerboat industry as a whole are highly competitive for consumers and dealers. We also compete against consumer demand for used boats. Competition affects our ability to succeed in both the markets we currently serve and new markets that we may enter in the future. Competition is based primarily on brand name, price, product selection, and product performance. We compete with several large manufacturers that may have greater financial, marketing, and other resources than we do and who are represented by dealers in the markets in which we now operate and into which we plan to expand. We also compete with a variety of small, independent manufacturers. We cannot provide assurance that we will not face greater competition from existing large or small manufacturers or that we will be able to compete successfully with new competitors. Our failure to compete effectively with our current and future competitors would adversely affect our business, financial condition, and results of operations.

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

•

changes to the U.S.’s participation in, withdrawal out of, renegotiation of certain international trade agreements or other major trade related issues including the non-renewal of expiring favorable tariffs granted to developing countries, tariff quotas, and retaliatory tariffs, trade sanctions, new or onerous trade restrictions, embargoes and other stringent government controls;

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

Our results after acquisitions may suffer if we do not effectively manage our expanded operations following our recent acquisitions.

The size of our business has increased significantly as a result of our acquisitions. Our future success depends, in part, on our ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of additional operations and associated increased costs and complexity. There can be no assurances we will be successful or that we will realize the expected benefits currently anticipated from these or any other acquisitions.

We have and will continue to incur significant acquisition-related integration costs and transaction expenses in connection with the acquisitions and the related financing transactions.

We are currently implementing a plan to integrate the operations of our recent acquisitions of NauticStar and Crest. In connection with those plans, we have incurred, and anticipate that we may continue to incur, certain non-recurring charges. However, we cannot currently identify the timing, nature and amount of all such charges. Further, we incurred significant transaction costs relating to negotiating and completing the acquisitions. These integration costs and transaction expenses are and will continue to be charged as an expense in the period incurred. The significant transaction costs and integration costs could materially affect our results of operations in the period in which such charges are recorded. Although we believe that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the business, will offset incremental transaction and integration costs over time, this net benefit may not be achieved in the near term, or at all.

The acquisitions may underperform relative to our expectations.

We may not be able to maintain the levels of revenue, earnings or operating efficiency as a combined business that MasterCraft, NauticStar, and Crest have previously achieved or might achieve separately. The business and financial performance of the acquisitions are subject to certain risks and uncertainties, including the risk of the loss of, or changes to, its relationships with its dealers and suppliers, increased product liability and warranty claims, and negative publicity or other events that could diminish the value of the NauticStar or Crest brand, which in turn could also adversely affect the MasterCraft brand. If we are unable to achieve the same growth, revenues and profitability that our acquisitions have achieved in the past, our business, financial condition or results of operations could be adversely affected.

In relation to such acquisitions, we have recognized significantly higher amounts of intangible assets, including goodwill. These intangible assets will be subject to impairment testing, and we could incur a significant impact to our financial statements in the form of impairment charges if assumptions and expectations related to our acquisitions are not realized.

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

In addition, U.S. initiated tariffs on certain foreign goods, including raw materials, commodities, and products manufactured outside the United States that are used in our manufacturing processes may cause our manufacturing cost to rise, which would have a negative impact on our business and results of operations.

The unaudited pro forma financial information we filed on Form 8-K/A on December 7, 2018 may not be indicative of our future results with Crest.

The unaudited pro forma financial information we filed on Form 8-K/A on December 7, 2018 may not reflect what our results of operations, financial position and cash flows would have been after giving effect to the acquisition of Crest, as well as the related financing during the periods presented or be indicative of what our results of operations, financial position and cash flows may be in the future. The unaudited pro forma financial information has been derived from our historical financial statements and the historical financial statements of Crest, as well as adjustments and assumptions made regarding the combined entity following the transaction. While we believe these assumptions and adjustments are reasonable, they are preliminary in nature and difficult to make with accuracy. Moreover, the unaudited pro forma financial statements do not reflect all costs that may be incurred by the combined company in connection with the transaction. The assumptions used and adjustments made in preparing the unaudited pro forma financial information may prove to be inaccurate.

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

Our success depends on the continued strength of our brands and the value of our brands, and sales of our products could be diminished if we, the athletes who use our products, or the sports and activities in which our products are used are associated with negative publicity.

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

We rely on the existence of an available hourly workforce to manufacture our boats. We cannot provide assurance that we will be able to attract and retain qualified employees to meet current or future manufacturing needs at a reasonable cost, or at all. Although none of our employees are currently covered by collective bargaining agreements, we cannot provide assurance that our employees will not elect to be represented by labor unions in the future, which could increase our labor costs. Additionally, with unemployment rates at low levels, competition for qualified employees could require us to pay higher wages to attract a sufficient number of employees. Significant increases in manufacturing workforce costs could materially adversely affect our business, financial condition, or results of operations.

We rely on third-party suppliers and, in particular, suppliers of the engine packages used in the manufacturing of our boats.

We depend on third-party suppliers to provide components and raw materials essential to the construction of our boats. While we believe that our relationships with our current suppliers are sufficient to provide the materials necessary to meet present production demand, we cannot provide assurance that these relationships will continue or that the quantity or quality of materials available from these suppliers will be sufficient to meet our future needs, irrespective of whether we successfully implement our growth strategy. As production increases, our need for raw materials and supplies will increase. Our suppliers must be prepared to ramp up operations and, in many cases, hire additional workers and/or expand capacity in order to fulfill the orders placed by us and other customers. Operational and financial difficulties that our suppliers may face in the future could adversely affect their ability to supply us with the parts and components we need, which could significantly disrupt our operations.

The availability and cost of engines used in the manufacture of our boats are especially critical. For fiscal 2019, we purchased all of the inboard engine packages for our MasterCraft brand boats from Ilmor. We also maintain a strong and long-standing relationship with our primary supplier of NauticStar engine packages, Yamaha, and our primary supplier of Crest engine packages, Mercury. While we believe that our relationships with these suppliers are sufficient to provide the materials necessary to meet present production demand, there can be no assurance that these relationships will continue or that the quantity or quality of the engines provided will be sufficient to meet our future needs, irrespective of whether we successfully implement our growth strategy. If we are required to replace these suppliers, it could cause a decrease in products available for sale or an increase in the cost of goods sold, either of which could adversely affect our business, financial condition, and results of operations. In addition to the risk of interruption of our engine supply, these suppliers could potentially exert significant bargaining power over price, quality, warranty claims, or other terms relating to the engines we use. We are required to purchase a minimum volume of engines from Ilmor annually. In addition, MasterCraft could be required to pay a penalty to Ilmor in order to maintain exclusivity if annual purchases under the agreement fail to meet a certain threshold. While these minimums are significantly below our current volumes, there can be no assurance that we will continue to meet these minimums in the future.

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

We depend on key personnel and we may not be able to retain them or attract, assimilate, and retain highly qualified employees in the future.

Our future success will depend in significant part on the continued service of our senior management team and our continuing ability to attract, assimilate, and retain highly qualified and skilled managerial, product development, manufacturing, marketing, and other personnel. The loss of the services of any members of our senior management or other key personnel or the inability to hire or retain qualified personnel in the future could adversely affect our business, financial condition, and results of operations.

We may attempt to grow our business through additional acquisitions or strategic alliances and new partnerships, which we may not be successful in completing or integrating.

We may in the future explore acquisitions and strategic alliances that will enable us to acquire complementary skills and capabilities, offer new products, expand our consumer base, enter new product categories or geographic markets, and obtain other competitive advantages. We cannot provide assurance, however, that we will identify acquisition candidates or strategic partners that are suitable to our business, obtain financing on satisfactory terms, complete acquisitions or strategic alliances, or successfully integrate acquired operations into our existing operations. Once integrated, acquired operations may not achieve anticipated levels of sales or profitability, or otherwise perform as expected. Acquisitions also involve special risks, including risks associated with unanticipated challenges, liabilities and contingencies, and diversion of management attention and resources from our existing operations. Similarly, our partnership with leading franchises from other industries to market our products or with third-party technology providers to introduce new technology to the market may not achieve anticipated levels of consumer enthusiasm and acceptance, or achieve anticipated levels of sales or profitability, or otherwise perform as expected.

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

We cannot be certain that we will be issued any patents from any pending or future patent applications owned by or licensed to us, or that the claims allowed under any issued patents will be sufficiently broad to protect our technology. Further, the patents we own could be challenged, invalidated, or circumvented by others. Further, we cannot provide assurance that competitors will not infringe our patents, or that we will have adequate resources to enforce our patents.

We also rely on unpatented proprietary technology. It is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets and other proprietary information, we require employees, consultants, advisors, and collaborators to enter into confidentiality agreements. We cannot provide assurance that these agreements will provide meaningful protection for our trade secrets, know-how, or other proprietary information in the event of any unauthorized use, misappropriation, or disclosure of such trade secrets, know-how, or other proprietary information. If we are unable to maintain the proprietary nature of our technologies, we could be materially adversely affected.

Further, we have attempted to protect certain of our vessel hull designs by seeking to register those designs with the U.S. Copyright Office. We cannot provide assurance that our applications will be approved. If approved, protection of the vessel design lasts ten years. However, our protected vessel hull designs could be challenged, invalidated, or circumvented by others. Further, we cannot provide assurance that competitors will not infringe our designs, or that we will have adequate resources to enforce our rights.

We rely on our trademarks, trade names, and brand names to distinguish our products from the products of our competitors and have registered or applied to register many of these trademarks. We cannot provide assurance that our trademark applications will be approved. Third parties may also oppose our trademark applications, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing new brands. Further, we cannot provide assurance that competitors will not infringe our trademarks, or that we will have adequate resources to enforce our trademarks.

If third parties claim that we infringe on their intellectual property rights, our financial condition could be adversely affected.

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

Certain materials we use require our employees to handle potentially hazardous or toxic substances. While our employees who handle these and other potentially hazardous or toxic materials receive specialized training and wear protective clothing, there is still a risk that they, or others, may be exposed to these substances. Exposure to these substances could result in significant injury to our employees and damage to our property or the property of others, including natural resource damage. Our personnel are also at risk for other workplace- related injuries, including slips and falls. We have in the past been, and may in the future be, subject to fines, penalties, and other liabilities in connection with any such injury or damage. Although we currently maintain what we believe to be suitable and adequate insurance in excess of our self-insured amounts, we may be unable to maintain such insurance on acceptable terms or such insurance may not provide adequate protection against potential liabilities.

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

Violations of anti-corruption and trade control laws and sanctions regulations are punishable by civil penalties, including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts, and revocations or restrictions of licenses, as well as criminal fines and imprisonment. We cannot provide assurance that all of our local, strategic, or joint partners will comply with these laws and regulations, in which case we could be held liable for actions taken inside or outside of the U.S., even though our partners may not be subject to these laws. Such a violation could materially and adversely affect our reputation, business, results of operations and financial condition. Our continued international expansion, including in developing countries, and our development of new partnerships and joint venture relationships worldwide increase the risk of FCPA or OFAC violations in the future.

If we are unable to comply with environmental and other regulatory requirements, our business may be exposed to material liability and/or fines.

Our operations are subject to extensive and frequently changing federal, state, local, and foreign laws and regulations, including those concerning product safety, environmental protection, and occupational health and safety. Some of these laws and regulations require us to obtain permits and limit our ability to discharge hazardous materials into the environment. If we fail to comply with these requirements, we may be subject to civil or criminal enforcement actions that could result in the assessment of fines and penalties, obligations to conduct remedial or corrective actions, or, in extreme circumstances, revocation of our permits or injunctions preventing some or all of our operations. In addition, the components of our boats must meet certain regulatory standards, including stringent air emission standards for boat engines. Failure to meet these standards could result in an inability to sell our boats in key markets, which would adversely affect our business. Moreover, compliance with these regulatory requirements could increase the cost of our products, which in turn, may reduce consumer demand.

While we believe that we are in material compliance with applicable federal, state, local, and foreign regulatory requirements, and hold all licenses and permits required thereunder, we cannot provide assurance that we will, at all times, be able to continue to comply with applicable regulatory requirements. Compliance with increasingly stringent regulatory and permit requirements may, in the future, cause us to incur substantial capital costs and increase our cost of operations, or may limit our operations, all of which could have a material adverse effect on our business or financial condition.

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

We rely on the continuous operation of our manufacturing facilities in Vonore, Tennessee, Armory, Mississippi, and Owosso, Michigan for the production of our products. Any natural disaster or other serious disruption to our facilities due to fire, snow, flood, earthquake, or any other unforeseen circumstance could adversely affect our business, financial condition, and results of operations. Changes in climate could adversely affect our operations by limiting or increasing the costs associated with equipment or fuel supplies. In addition, adverse weather conditions, such as increased frequency and/or severity of storms, or floods could impair our ability to operate by damaging our facilities and equipment or restricting product delivery to customers. The occurrence of any disruption at our manufacturing facilities, even for a short period of time, may have an adverse effect on our productivity and profitability, during and after the period of the disruption. These disruptions may also cause personal injury and loss of life, severe damage to or destruction of property and equipment, and environmental damage. Although we maintain property, casualty, and business interruption insurance of the types and in the amounts that we believe are customary for the industry, we are not fully insured against all potential natural disasters or other disruptions to our manufacturing facilities.

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

Changes in domestic and international tax legislation could expose us to additional tax liability. Although we monitor changes in tax laws and work to mitigate the impact of proposed changes, such changes may negatively impact our financial results. In addition, increases in individual income tax rates would negatively affect our potential consumers’ discretionary income and could decrease the demand for our products.

Our credit facilities contain covenants which may limit our operating flexibility; failure to comply with covenants may result in our lenders restricting or terminating our ability to borrow under such credit facilities.

In the past, we have relied on our existing credit facilities to provide us with adequate liquidity to operate our business. The availability of borrowing amounts under our credit facilities is dependent on compliance with the debt covenants set forth in our credit agreement. Violation of those covenants, whether as a result of operating losses or otherwise, could result in our lenders restricting or terminating our borrowing ability under our credit facilities. If our lenders reduce or terminate our access to amounts under our credit facilities, we may not have sufficient capital to fund our working capital and other needs, and we may need to secure additional capital or financing to fund our operations or to repay outstanding debt under our credit facilities. We cannot provide assurance that we will be successful in ensuring the availability of amounts under our credit facilities or in raising additional capital, or that any amount, if raised, will be sufficient to meet our cash needs or will be on terms as favorable as those which have been available to us historically. If we are not able to maintain our ability to borrow under our credit facilities, or to raise additional capital when needed, our business and operations will be materially adversely affected.

Risks Relating to Ownership of our Common Stock

Shareholders may be diluted by future issuances of common stock in connection with our incentive plans, acquisitions, or otherwise; future sales of such shares in the public market, or the expectations that such sales may occur, could lower our stock price.

Our amended and restated certificate of incorporation authorizes us to issue shares of common stock and options, rights, warrants, and appreciation rights relating to common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise.

We have reserved shares for issuance under the Amended and Restated MCBC Holdings, Inc. 2015 Incentive Award Plan (“2015 Incentive Award Plan”) in an amount equal to 1,613,864 shares. Any common stock that we issue, including under our 2015 Incentive Award Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership of holders of our common stock.

Our common stock price may be volatile or may decline regardless of our operating performance.

It is possible that an active trading market for our common stock will not be sustained, which could make it difficult for investors to sell their shares of our common stock at an attractive price or at all.

Volatility in the market price of our common stock may prevent investors from being able to sell their shares at or above the price they paid for them. Many factors, which are outside our control, may cause the market price of our common stock to fluctuate significantly, including those described elsewhere in this “Risk Factors” section and this Form 10-K, as well as the following:

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

As a result, volatility in the market price of our common stock may prevent investors from being able to sell their common stock at or above the price they paid for it or at all. These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance. In addition, price volatility may be greater if the public float and trading volume of our common stock is low. As a result, investors may suffer a loss on their investment.

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

We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change of control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and our amended and restated by-laws currently contain provisions that may make the acquisition of our company more difficult without the approval of our board of directors, including, but not limited to, the following:

•	our board of directors is currently classified into three classes, each of which serves for a staggered three-year term;
•	only our board of directors may call special meetings of our stockholders; and
•	we require advance notice and duration of ownership requirements for stockholder proposals.

These provisions could discourage, delay, or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and cause us to take other corporate actions they desire. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team.

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

We will remain an “emerging growth company” until the earliest of (i) the last day of fiscal year during which we had total annual gross revenues of at least $1.07 billion, (ii) June 30, 2021, which is the last day of our fiscal year following the fifth anniversary of the date of completion of our initial public offering, (iii) the date on which we have, during the previous three-year period, issued more than $1.07 billion in non-convertible debt, or (iv) the date on which we are deemed to be a “large accelerated filer,” as defined under the Exchange Act.

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

Prior to the completion of our initial public offering, we had not operated as a public company and were not required to independently comply with Section 404(a) of the Sarbanes-Oxley Act. Section 404(a) of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we file with the SEC. We were required to meet these standards in the course of preparing our financial statements as of and for the year ended June 30, 2017, and our management is required to report on the effectiveness of our internal control over financial reporting for such year and annually thereafter. Additionally, once we are no longer an “emerging growth company,” our independent registered public accounting firm will be required pursuant to Section 404(b) of the Sarbanes-Oxley Act to attest to the effectiveness of our internal control over financial reporting on an annual basis. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation.

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

Additionally, the existence of any material weakness or significant deficiency may require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to make out of period adjustments, restate our financial statements, cause us to fail to meet our reporting obligations, and cause stockholders to lose confidence in our reported financial information, all of which could materially and adversely affect our business and share price.

If securities analysts do not publish research or reports about our company, or if they issue unfavorable commentary about us or our industry or downgrade our common stock, the price of our common stock could decline.

The trading market for our common stock depends in part on the research and reports that third-party securities analysts publish about our company and our industry. We may be unable or slow to attract research coverage and if one or more analysts cease coverage of our company, we could lose visibility in the market. In addition, one or more of these analysts could downgrade our common stock or issue other negative commentary about our company or our industry. As a result of one or more of these factors, the trading price of our common stock could decline.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

All our MasterCraft and Aviara boats are designed, manufactured, and lake-tested at our 250,000-square-foot manufacturing facility located on approximately 60 acres of lakefront land we own in Vonore, Tennessee. In addition, we own a 35,000 square-foot facility in Vonore where we manufacture trailers, and we lease a 3,000 square-foot warehouse facility in West Yorkshire, England for warehousing of parts. All our NauticStar boats are designed and manufactured in our more than 200,000-square-foot manufacturing facility located on 17 acres of land we own in Amory, Mississippi. All our Crest boats are designed and manufactured in a more than 150,000-square-foot leased manufacturing facility located on approximately 53 acres in Owosso, Michigan.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has been publicly traded on the NASDAQ Global Market under the symbol “MCFT” since July 17, 2015. Prior to that time, there was no public market for our common stock.  On September 10, 2019, the last reported sale price on the NASDAQ Global Market of our common stock was $17.59 per share. As of September 6, 2019, we had approximately 5,700 holders of record of our common stock.

Capital Allocation Policy

We presently intend to retain our earnings, if any, to finance the development and growth of our business and operations and do not anticipate declaring or paying cash dividends on our common stock, or repurchasing stock, in the foreseeable future. Any future determination as to the declaration and payment of dividends, or the repurchase of stock, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our operating results, financial condition, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant. See Item 1A “Risk Factors” — Risks Relating to Ownership of Our Common Stock. We do not intend to pay dividends on our common stock for the foreseeable future.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act of 1934, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any filing of ours under the Securities Act or the Exchange Act.

The following stock performance graph illustrates the cumulative total shareholder return on our common stock for the period from July 17, 2015 (the first day of trading for our common stock) to June 30, 2019, as compared to the Russell 2000 Index and the Dow Jones US Recreational Products Index.

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

Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding securities authorized for issuance under our equity compensation plans, see Note 13—Share-Based Compensation in Item 8 and Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

ITEM 6. SELECTED FINANCIAL DATA

The selected historical consolidated financial data and other data of MasterCraft Boat Holdings, Inc. set forth below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, each of which is included elsewhere in this Form 10-K. In particular, certain matters may significantly impact comparability between the years presented, including certain of those matters discussed in the footnotes to the table below.

We derived the consolidated statement of operations for the fiscal years ended June 30, 2019, June 30, 2018 and June 30, 2017 and our consolidated balance sheet data as of June 30, 2019 and 2018 from our audited consolidated financial statements and related notes included elsewhere in this Form 10-K. We derived the consolidated statement of operations for the fiscal years ended June 30, 2016 and June 30, 2015 and our consolidated balance sheet data as of June 30, 2017, June 30, 2016 and June 30, 2015 from audited consolidated financial statements, which are not included in this Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future.

	As of and For the Fiscal Years Ended June 30,
	2019	2018	2017	2016	2015
	(Dollars in thousands, except for shares, per share amounts, and unit volumes)
Consolidated statement of operations:
Net sales	$466,381	$332,725	$228,634	$221,600	$214,386
Cost of sales	353,254	242,361	165,158	160,521	163,220
Gross profit	113,127	90,364	63,476	61,079	51,166
Operating expenses:
Selling and marketing	17,670	13,011	9,380	9,685	8,552
General and administrative	27,706	19,773	20,474	29,162	18,472
Amortization of intangible assets	3,492	1,597	107	221	222
Goodwill and intangible asset impairment(1)	31,000	—	—	—	—
Total selling, general and administrative expenses	79,868	34,381	29,961	39,068	27,246
Operating income	33,259	55,983	33,515	22,011	23,920
Other expense (income):
Interest expense, including related party amounts	6,513	3,474	2,222	1,280	5,171
Change in common stock warrant fair value	—	—	—	3,425	6,621
Other income	—	—	—	(1,212)	—
Income before income tax expense	26,746	52,509	31,293	18,518	12,128
Income tax expense	5,392	12,856	11,723	8,308	6,594
Net income	$21,354	$39,653	$19,570	$10,210	$5,534
Weighted average shares used for computation of:
Basic(2)	18,653,892	18,619,793	18,592,885	17,849,319	11,139,000
Diluted(2)	18,768,207	18,714,531	18,620,708	18,257,007	11,862,699
Net income per common share:
Basic	$1.14	$2.13	$1.05	$0.57	$0.50
Diluted	1.14	2.12	1.05	0.56	0.47
Cash dividends declared per common share	$—	$—	$—	$4.30	$—
Consolidated balance sheet data:
Total assets	$248,773	$176,924	$83,321	$82,533	$89,676
Total liabilities	176,457	124,402	71,560	90,912	131,929
Current portion of long-term debt	8,725	5,069	3,687	7,885	18,275
Long-term debt, net of unamortized debt issuance costs	105,016	70,087	30,790	44,342	60,487
Total debt	113,741	75,156	34,477	52,227	78,762
Total stockholders’ equity (deficit)	72,316	52,522	11,761	(8,379)	(42,253)
Additional financial and other data (unaudited):
Unit volume:
MasterCraft	3,435	3,068	2,790	2,742	2,547
NauticStar(3)	1,831	1,687	—	—	—
Crest(3)	2,078	—	—	—	—
Hydra-Sports(4)	—	—	—	—	45
MasterCraft sales	$311,830	$266,319	$228,634	$221,600	$199,907
NauticStar sales	77,995	66,406	—	—	—
Crest sales	76,556	—	—	—	—
Hydra-Sports sales	—	—	—	—	14,479
Consolidated sales	$466,381	$332,725	$228,634	$221,600	$214,386
Per Unit:
MasterCraft sales	$91	$87	$82	$81	$78
NauticStar sales	43	39	—	—	—
Crest sales	37	—	—	—	—
Hydra-Sports sales	—	—	—	—	322
Consolidated sales	64	70	82	81	83
Gross margin	24.3%	27.2%	27.8%	27.6%	23.9%
Adjusted EBITDA(5)	$79,323	$64,028	$43,476	$41,227	$31,540
Adjusted Net Income (5)	$53,016	$40,440	$24,335	$23,362	$14,778
Adjusted EBITDA margin(5)	17.0%	19.2%	19.0%	18.6%	15.8%

(1)	During fiscal 2019, we recognized goodwill and intangible asset impairment charges of $31.0 million as described in Note 8 Notes to the Consolidated Financial Statements.

(2)

The weighted average shares used for computation of basic and diluted earnings per common share gives effect to the 11.139-for-1 stock split consummated on July 22, 2015 in connection with the Company’s initial public offering and excludes the 6,071,429 shares sold for periods prior to fiscal year ended June 30, 2016.

(3)	During fiscal 2019 and 2018, the Company acquired Crest and NauticStar, respectively, as described in Notes 5 and 16 in Notes to the Consolidated Financial Statements.
(4)

On June 30, 2012, the Company sold the trade name, tooling, certain machinery, and finished goods of our Hydra-Sports business to Hydra-Sports Custom Boats, LLC, an unaffiliated third party. We concurrently entered into an agreement with the purchaser to contract manufacture a specified number of Hydra-Sports models annually at established prices, using certain of the tooling and machinery assets sold to Hydra-Sports Custom Boats, LLC which remained in use by the Company at the Company’s manufacturing facility for the duration of the manufacturing contract. This manufacturing agreement expired on June 30, 2015 and we did not renew it.

(5)

Adjusted EBITDA, Adjusted Net Income and Adjusted EBITDA margin are non-GAAP financial measures. We define Adjusted EBITDA margin as Adjusted EBITDA expressed as a percentage of net sales.  For definitions of Adjusted EBITDA, Adjusted Net Income and a reconciliation of each to net income, see Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

Fiscal 2019 was a record year, with net sales of $466.4 million, an increase of 40.2% from fiscal 2018, primarily due to strong boat sales from our MasterCraft brand, the October 2018 acquisition of Crest, and the inclusion of NauticStar in our fiscal 2019 first quarter results.

Full year net income of $21.4 million was a decrease of 46.2% from fiscal 2018, with diluted earnings per share decreasing 46.2% to $1.14 per share. The significant decrease was driven by the negative impact of a $31.0 million non-cash goodwill and other intangible asset impairment at NauticStar principally as a result of a decline, in the fiscal fourth quarter, in the outlook for sales and operating performance relative to our acquisition plan. For more information regarding this impairment charge, see Note 8 in Notes to Consolidated Financial Statements. NauticStar’s core industry category, the value-brand saltwater fishing boat segment, has experienced a recent slowing in demand, especially for boats less than 24 feet in length, which represent a material percentage of NauticStar’s current model mix. The decrease in net income and diluted earnings per share were offset by the Crest acquisition, which added $76.6 million in net sales, and continued strong operating results at MasterCraft.

Recent Transactions

Acquisition of Crest Marine, LLC

On October 1, 2018, we completed the acquisition of Crest. The purchase price was $81.7 million, including customary adjustments for the amount of working capital in the acquired business at the closing date. A portion of the purchase price was deposited into an escrow account in order to secure certain post-closing obligations of the former members of Crest. The Company’s results of operations presented herein include Crest’s results from October 1, 2018 through June 30, 2019.

Fourth Amended and Restated Credit Agreement

On October 1, 2018, we entered into a Fourth Amended and Restated Credit and Guaranty Agreement with a syndicate of certain financial institutions (the “Fourth Amended Credit Agreement”). The Fourth Amended Credit Agreement replaced the Third Amended and Restated Credit Agreement, dated October 2, 2017. The Fourth Amended Credit Agreement provides us with a $190 million senior secured credit facility, consisting of a $75 million term loan and an $80 million term loan (together, the “Term Loans”) and a $35 million revolving credit facility (the “Revolving Credit Facility”). Proceeds from the $80 million term loan were used to fund a portion of the purchase price for the Crest acquisition.

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
•

Dealer programs and flooring subsidies — incentives, including rebates and subsidized flooring, we provide to our dealers to drive volume and level dealer purchases throughout the year. If a dealer meets certain volume levels over the course of the year during certain defined periods, the dealer will be entitled to a specified rebate. These rebates change annually and include volume and performance incentives. Dealers who participate in our floor plan financing program may be entitled to have their flooring costs subsidized by us to promote dealer orders in the off-season.

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

Operating Expenses

Our operating expenses include selling and marketing costs, general and administrative costs, amortization of intangible assets and impairment losses. These items include personnel and related expenses, non-manufacturing overhead, and various other operating expenses. Further, selling and marketing expenditures include the cost of advertising and marketing materials. General and administrative expenses include, among other things, salaries, benefits, and other personnel related expenses for employees engaged in product development, engineering, finance, information technology, human resources, and executive management. Also included are outside legal and accounting fees, investor relations, risk management (insurance), and other administrative costs.

Other Expense

Other expense includes interest expense. Interest expense consists of interest charged under our credit facilities, amortization of deferred debt issuance costs, and deferred debt issuance costs written off in connection with the pay down of amounts owed on our credit facilities.

Income Tax Expense

Our accounting for income tax expense reflects management’s assessment of future tax assets and liabilities based on assumptions and estimates for timing, likelihood of realization, and tax laws existing at the time of evaluation. We record a valuation allowance, when appropriate, to reduce deferred tax assets to an amount that is more likely than not to be realized.

Results of Operations

The consolidated statements of operations presented below should be read together with “Selected Consolidated Financial Data,” and our consolidated financial statements and related notes included elsewhere in this Form 10-K.

We derived the consolidated statements of operations for the fiscal years ended June 30, 2019, 2018 and 2017 from our audited consolidated financial statements and related notes included elsewhere in this Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future.

	For the Years Ended June 30,
	2019	2018	2017
	(Dollars in thousands, except unit volumes)
Consolidated statement of operations:

Net sales	$466,381	$332,725	$228,634
Cost of sales	353,254	242,361	165,158
Gross profit	113,127	90,364	63,476
Operating expenses:
Selling and marketing	17,670	13,011	9,380
General and administrative	27,706	19,773	20,474
Amortization of intangible assets	3,492	1,597	107
Goodwill and other intangible asset impairment	31,000	—	—
Total operating expenses	79,868	34,381	29,961
Operating income	33,259	55,983	33,515
Other expense:
Interest expense	6,513	3,474	2,222
Income before income tax expense	26,746	52,509	31,293
Income tax expense	5,392	12,856	11,723
Net income	$21,354	$39,653	$19,570
Additional financial and other data:
Unit volume:
MasterCraft	3,435	3,068	2,790
NauticStar	1,831	1,687	—
Crest	2,078	—	—
MasterCraft net sales	$311,830	$266,319	$228,634
NauticStar net sales	77,995	66,406	—
Crest net sales	76,556	—	—
Consolidated net sales	$466,381	$332,725	$228,634
Per Unit:
MasterCraft sales	$91	$87	$82
NauticStar sales	43	39	—
Crest sales	37	—	—
Consolidated sales	64	70	82
Gross margin	24.3%	27.2%	27.8%

Fiscal 2019 Compared to Fiscal 2018

Net Sales. Net Sales for fiscal 2019 were $466.4 million, an increase of $133.7 million, or 40.2%, compared to $332.7 million for fiscal 2018. The gain was primarily due to:

•

an increase at MasterCraft of $45.5 million, or 17.1%, primarily driven by an increase in unit sales volume, favorable product mix and price increases, offset by higher discounts to support our Canadian and European Union dealers impacted by retaliatory import tariffs;

•	the inclusion of Crest, which grew net sales by $76.6 million; and

•

a net $11.6 million increase in net sales for NauticStar, driven by the inclusion of NauticStar in our fiscal 2019 first quarter results, partially offset by a decrease in volume due to softness in NauticStar’s core market.

Gross Profit. Gross profit increased $22.8 million, or 25.2%, to $113.1 million compared to $90.4 million for fiscal 2018. The increase was primarily due to:

•

an increase in MasterCraft unit sales volumes, price increases, and favorable product mix, offset by increased warranty costs and higher discounts to support Canadian and European Union dealers impacted by retaliatory import tariffs;

•	the inclusion of Crest, which contributed $13.6 million to gross profit; and partially offset by
•	a net $1.2 million decrease in gross profit for NauticStar, primarily driven by a decrease in volume, partially offset by the inclusion of NauticStar in our fiscal 2019 first quarter results.

Given the above-mentioned factors, gross margin decreased to 24.3% for fiscal 2019 compared to 27.2% for fiscal 2018.

Operating Expenses.

•	Operating expenses increased $45.5 million, or 132.3%, to $79.9 million for fiscal 2019 compared to $34.4 million for fiscal 2018. This increase resulted mainly from:
o	the $31.0 million goodwill and intangible asset impairment charge at NauticStar (see Note 8 in Notes to Consolidated Financial Statements for more information);
o	the inclusion of Crest, which increased operating expenses by $6.5 million;
o	an increase of $2.3 million in startup costs related to Aviara;
o	the incremental inclusion of NauticStar in our fiscal 2019 first quarter results, which added $1.9 million; and
o	an increase of $1.9 million in intangible asset amortization, which includes the effects of both the NauticStar and Crest acquisitions, principally for dealer networks.
•

Operating expenses, as a percentage of net sales, increased by 6.8 percentage points to 17.1% for fiscal 2019 compared to 10.3% for fiscal 2018. This increase resulted primarily from the $31.0 million goodwill and intangible asset impairment charge at NauticStar. Excluding this non-cash impairment charge, acquisition-related and integration costs, and start-up costs for Aviara, operating expenses as a percentage of sales decreased 0.1 percentage points to 9.5% for fiscal 2019 compared to 9.6% for fiscal 2018.

Other Expense.  Interest expense increased $3.0 million or 87.5%, to $6.5 million for fiscal 2019 compared to $3.5 million for fiscal 2018. The increase is due to increased borrowings for the Crest acquisition under the Fourth Amended Credit Agreement compared to the principal balance owed under the term loan component of the prior credit agreement during fiscal 2018.

Income Tax Expense.  Our results for fiscal 2018 reflect the impact of the enactment of the Tax Reform Act, which was signed into law on December 22, 2017. The Tax Reform Act reduced federal corporate income tax rates and changed numerous other provisions. As we have a June 30 fiscal year-end, the lower corporate federal income tax rate was phased in, resulting in a U.S. federal statutory tax rate of 28.1% for our fiscal year ending June 30, 2018, and 21% for subsequent fiscal years. We have revalued our deferred tax assets and liabilities to the reduced rates based on the period in which those assets and liabilities are expected to reverse.  The incorporation of the changes resulting from the Tax Reform Act in our tax related accounts during fiscal 2018 resulted in a decrease to our year to date effective tax rate due to the revaluation of our deferred tax accounts.  The fiscal year ended June 30, 2018 included a year-to-date benefit of $0.6 million to reflect federal deferred taxes at the lower blended effective tax rate.

Our income tax expense was $5.4 million for fiscal 2019, reflecting a reported effective tax rate of 20.2%.  Our income tax expense was $12.9 million for fiscal 2018, reflecting a reported effective tax rate of 24.5%.  Our effective tax rate for fiscal 2019 was lower than the 21% statutory rate primarily due to the permanent benefit associated with the foreign derived intangible income deduction, which was primarily offset by the inclusion of the state tax rate in the overall effective rate.

Fiscal 2018 Compared to Fiscal 2017

Net Sales.  Our net sales for fiscal 2018 were $332.7 million, reflecting an increase of $104.1 million, or 45.5%, compared to $228.6 million for fiscal 2017. The increase was primarily due to:

•	an increase of 16.5%, or $37.7 million, attributable to MasterCraft, primarily due to an increase in unit sales volume, reduced retail rebate activity, favorable product mix and price increases; and
•	the inclusion of NauticStar increased net sales by 29.0%, or $66.4 million.

Gross Profit.  For fiscal 2018, our gross profit increased $26.9 million, or 42.4%, to $90.4 million compared to $63.5 million for fiscal 2017. The increase was primarily due to:

•	an increase in MasterCraft unit sales volume, price increases, lower warranty costs and reduced retail rebate activity, partially offset by higher material costs; and
•	the inclusion of NauticStar, which contributed $12.3 million to gross profit.

Gross margin decreased to 27.2% for fiscal 2018 compared to 27.8% for fiscal 2017. The decrease in gross margin was primarily due to the dilutive effect from the inclusion of NauticStar, which was partially offset by increased gross margin of MasterCraft.

Operating Expenses.

•	Operating expenses increased $4.4 million, or 14.8%, to $34.4 million for fiscal 2018 compared to $30.0 million for fiscal 2017. This increase resulted mainly from:
o	the inclusion of NauticStar, which increased operating expenses by $5.6 million;
o	an increase in compensation costs;
o	an increase of $1.7 million for acquisition-related and integration costs,
o	and $0.6 million related to new brand startup costs; partially offset by
o	a decrease of $5.9 million in patent litigation costs, which was settled during the fourth quarter of fiscal 2017.
•

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

Non-GAAP Measures

We define EBITDA as earnings before interest expense, income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA further adjusted to eliminate certain non-cash charges and other items that we do not consider to be indicative of our ongoing operations, including goodwill and intangible impairment charges, transaction expenses associated with acquisitions, acquisition related inventory step-up adjustment, certain litigation charges, an out-of-period adjustment to correct an immaterial error related to our warranty reserve, new brand startup costs, and our stock-based compensation. We define Adjusted EBITDA margin as Adjusted EBITDA expressed as a percentage of net sales. We define Adjusted Net Income as net income adjusted to eliminate certain non-cash charges and other items that we do not consider to be indicative of our ongoing operations, including goodwill and intangible impairment charges, transaction expenses associated with acquisitions, acquisition related inventory step-up adjustment, certain litigation charges, an out-of-period adjustment to correct an immaterial error related to our warranty reserve, new brand startup costs, amortization of acquired intangible assets, and our stock-based compensation.  Adjusted EBITDA, Adjusted EBITDA margin , and Adjusted Net Income are not measures of net income or operating income as determined under accounting principles generally accepted in the United States, which we refer to as GAAP. Adjusted EBITDA and Adjusted Net Income are not measures of performance in accordance with GAAP and should not be considered as an alternative to net income or operating cash flows determined in accordance with GAAP. Additionally, Adjusted EBITDA is not intended to be a measure of cash flow for management’s discretionary use. We believe that the inclusion of EBITDA, Adjusted EBITDA, Adjusted EBITDA margin and Adjusted Net Income is appropriate to provide additional information to investors because securities analysts, noteholders and other investors use these non-GAAP financial measures to assess our operating performance across periods on a consistent basis and to evaluate the relative risk of an investment in our securities. We use Adjusted Net Income to facilitate a comparison of our operating performance on a consistent basis from period to period that, when viewed in combination with our results prepared in accordance with GAAP, provides a more complete understanding of factors and trends affecting our business than GAAP alone measures.  We believe Adjusted Net Income assists our board of directors, management and investors in comparing our net income on a consistent basis from period to period because it removes non-cash items and items not indicative of our ongoing operations. Adjusted EBITDA and Adjusted Net Income have limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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

The following table sets forth a reconciliation of net income as determined in accordance with U.S. GAAP to Adjusted EBITDA for the periods indicated (unaudited):

	Fiscal Years
	2019	2018	2017
	(Dollars in thousands)
Net income	$21,354	$39,653	$19,570
Income tax expense	5,392	12,856	11,723
Interest expense	6,513	3,474	2,222
Depreciation and amortization	7,787	5,086	3,231
EBITDA	41,046	61,069	36,746
Goodwill and other intangible asset impairment(a)	31,000	—	—
Transaction expense(b)	2,377	1,744	71
Inventory step-up adjustment – acquisition related(c)	382	501	—
Litigation charge(d)	—	—	5,948
Warranty adjustment(e)	—	(1,033)	—
New brand startup costs(f)	2,840	561	—
Stock-based compensation	1,678	1,186	711
Adjusted EBITDA	79,323	64,028	43,476
Adjusted EBITDA Margin	17.0%	19.2%	19.0%

(a)

Represents a non-cash charge recorded in the NauticStar segment for a $28.0 million impairment of goodwill and a $3.0 million impairment of trade name. See Note 8 in Notes to Consolidated Financial Statements for more information on the impairment charges.

(b)	Represents acquisition related costs and other integration costs associated with our acquisitions of Crest and NauticStar in fiscal 2019 and 2018, respectively.
(c)	Represents post-acquisition adjustment to cost of goods sold for the fair value step up of inventory acquired all of which was sold during respective fiscal years.
(d)	Represents legal and advisory fees for our litigation with Malibu Boats, LLC for fiscal 2017, which includes settling the Malibu patent case in fiscal 2017.
(e)	Represents an out-of-period adjustment to correct an immaterial error related to our warranty accrual calculation identified during the fiscal year ended June 30, 2018.
(f)	Represents startup costs associated with Aviara, a completely new boat brand in an industry category neither MasterCraft, NauticStar nor Crest serve.

The following table sets forth a reconciliation of net income as determined in accordance with U.S. GAAP to Adjusted Net Income for the periods indicated (unaudited):

	Fiscal Years
	2019	2018	2017
	(Dollars in thousands, except for shares and per share amounts)
Net income	$21,354	$39,653	$19,570
Income tax expense	5,392	12,856	11,723
Goodwill and other intangible asset impairment(a)	31,000	—	—
Transaction expense(b)	2,377	1,744	71
Inventory step-up adjustment – acquisition related(c)	382	501	—
Litigation charge(d)	—	—	5,948
Warranty adjustment(e)	—	(1,033)	—
New brand startup costs(f)	2,840	561	—
Amortization of acquisition intangibles	3,385	1,490	—
Stock-based compensation	1,678	1,186	711
Adjusted Net Income before income taxes	68,408	56,958	38,023
Adjusted income tax expense(g)	15,392	16,518	13,688
Adjusted Net Income	$53,016	$40,440	$24,335
Pro-forma Adjusted Net Income per common share
Basic	2.84	2.17	1.31
Diluted	2.81	2.15	1.30
Pro-forma weighted average shares used for the computation of:
Basic Adjusted Net Income per share(h)	18,653,892	18,619,793	18,592,885
Diluted Adjusted Net Income per share(h)	18,843,155	18,794,260	18,714,617

	Fiscal Years
	2019	2018	2017
Reconciliation of weighted average shares used for computation of Basic earnings per share to weighted average shares used for Diluted Adjusted Net income per share:
Weighted average shares used for computation of Basic earnings per share(i)	18,653,892	18,619,793	18,592,885
Dilutive effect of outstanding stock options(j)	45,390	55,369	33,130
Dilutive effect of outstanding restricted share awards/units(k)	143,873	119,098	88,602
Pro-forma weighted average shares used for the computation of Diluted Adjusted Net Income per share(l)	18,843,155	18,794,260	18,714,617
(a)

Represents a non-cash charge recorded in the NauticStar segment for a $28.0 million impairment of goodwill and a $3.0 million impairment of trade name. See Note 8 in Notes to Consolidated Financial Statements for more information on the impairment charges.

(b)	Represents fees, expenses and integration costs associated with our acquisitions of Crest and NauticStar in fiscal 2019 and 2018, respectively.
(c)	Represents post-acquisition adjustment to cost of goods sold for the fair value step up of inventory acquired all of which was sold during the respective fiscal years.
(d)	Represents legal and advisory fees for our litigation with Malibu Boats, LLC for fiscal 2017, which includes settling the Malibu patent case in fiscal 2017.
(e)	Represents an out-of-period adjustment to correct an immaterial error related to our warranty accrual calculation identified during the fiscal year ended June 30, 2018.
(f)	Represents startup costs associated with Aviara, a completely new boat brand in an industry category neither MasterCraft, NauticStar nor Crest serve.
(g)	Reflects income tax expense at an estimated annual effective income tax rate of 22.5% for fiscal 2019, 29% for fiscal 2018 and 36% for 2017.
(h)	See table for reconciliation of weighted average shares used for computation of Basic earnings per share to weighted average shares used for Dilutive Adjusted Net Income per share.
(i)

Weighted average share used for computation of Basic earnings per share comes from the Consolidated Statements of Operations and Note 15, Earnings Per Share, and represent the weighted average basic common shares in accordance with generally accepted accounting principles.

(j)

Represents the dilutive effect of stock options calculated using the treasury stock method, but instead of using the average market price, the market price on the last business day of the quarter is used.

(k)	Represents the dilutive effect of restricted stock awards and performance share units assuming that the total outstanding awards/unit at each quarter end are fully dilutive.
(l)	The average of prior quarters is used for the computation of the fiscal year ended periods.

The following table shows the reconciliation of net income per diluted share to Adjusted Net Income per diluted pro-forma weighted average share for the periods presented:

	Fiscal Years
	2019	2018	2017
Net income per diluted share	$1.14	$2.12	$1.05
Impact of adjustments:
Income tax expense	0.29	0.69	0.63
Goodwill and other intangible asset impairment(a)	1.65	—	—
Transaction expense(b)	0.13	0.09	—
Inventory step-up adjustment – acquisition related(c)	0.02	0.03	—
Litigation charge(d)	—	—	0.32
Warranty adjustment(e)	—	(0.06)	—
New brand startup costs(f)	0.15	0.03	—
Amortization of acquisition intangibles	0.18	0.08	—
Stock-based compensation	0.09	0.06	0.04
Adjusted Net Income per diluted share before income taxes	3.65	3.04	2.04
Impact of adjusted income tax expense on net income per diluted share before income taxes(g)	(0.82)	(0.88)	(0.73)
Impact of increased share count(h)	(0.02)	(0.01)	(0.01)
Adjusted Net Income per diluted pro-forma weighted average share	$2.81	$2.15	$1.30
(a)

Represents a non-cash charge recorded in the NauticStar segment for a $28.0 million impairment of goodwill and a $3.0 million impairment of trade name. See Note 8 in Notes to Consolidated Financial Statements for more information on the impairment charges.

(b)	Represents fees, expenses and integration costs associated with our acquisitions of Crest and NauticStar in fiscal 2019 and 2018, respectively.
(c)	Represents post-acquisition adjustment to cost of goods sold for the fair value step up of inventory acquired all of which was sold during respective fiscal years.
(d)	Represents legal and advisory fees for our litigation with Malibu Boats, LLC for fiscal 2017, which includes settling the Malibu patent case in fiscal 2017.
(e)	Represents an out-of-period adjustment to correct an immaterial error related to our warranty accrual calculation identified during the fiscal year ended June 30, 2018.
(f)	Represents startup costs associated with Aviara, a completely new boat brand in an industry segment neither MasterCraft, NauticStar nor Crest serve.
(g)	Reflects income tax expense at an estimated annual effective income tax rate of 22.5% for fiscal 2019, 29% for fiscal 2018 and 36% for 2017.
(h)

Reflects impact of increased share counts giving effect to the exchange of all restricted stock awards, the vesting of all performance stock units and for the dilutive effect of stock options included in outstanding shares.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance working capital, fund capital expenditures, service our debt, and fund potential business acquisitions. Our principal sources of funds is cash generated from operating activities and the refinance and/or issuance of long-term debt. As of June 30, 2019, we had borrowing availability of $35.0 million under the Revolving Credit Facility. We believe our cash from operations, along with the ability to borrow, will be sufficient to provide for our liquidity and capital resource needs for at least the next 12 months. The following table summarizes the cash flows from operating, investing, and financing activities:

	Fiscal Years
	2019	2018	2017
	(Dollars in thousands)
Total cash provided by (used in):
Operating activities	$55,886	$49,397	$26,232
Investing activities	(95,786)	(85,720)	(4,135)
Financing activities	37,817	40,194	(18,132)
Net increase (decrease) in cash	$(2,083)	$3,871	$3,965

Operating Activities

Our net cash provided by operating activities increased by $6.5 million, or 13.1%, for fiscal 2019 compared to fiscal 2018, to $55.9 million from $49.4 million. This increase was primarily due to an increase in operating income of $8.3 million, excluding the non-cash goodwill and intangible asset impairment charge of $31.0 million. Our operating income grew from an increase in MasterCraft unit sales volume, price increases, and favorable product mix, partially offset by increased warranty costs and higher discounts related to retaliatory import tariff support for our Canadian and European Union dealers. The inclusion of Crest and NauticStar’s incremental fiscal 2019 first quarter also drove the increase in our operating income. These increases were partially offset by an increase in cash paid for taxes and an increase in cash payments for interest related to the long-term debt used to fund the Crest acquisition.

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

Investing Activities

Net cash used in investing activities increased $10.0 million for fiscal 2019 compared to fiscal 2018. This increase was partially due to the acquisition of Crest in October 2018, for cash consideration of $81.0 million, net of cash on hand. Remaining capital outlays consisted of purchases for manufacturing infrastructure and expansion activities, molds, and equipment.

Net cash used in investing activities increased $81.7 million for fiscal 2018 compared to fiscal 2017. This increase was primarily due to the acquisition of NauticStar in October 2017, for cash consideration of $80.5 million, net of cash on hand. Remaining capital outlays consisted of purchases for manufacturing infrastructure and expansion activities, molds, and equipment.

Financing Activities

Net cash used in financing activities decreased $2.8 million for fiscal 2019 compared to fiscal 2018 primarily due to greater principal repayments on long-term debt in fiscal 2019. Proceeds from the issuance of long-term debt, net of principal repayments and debt issuance costs, was $38.0 million and $40.3 million for fiscal 2019 and 2018, respectively.

Net cash provided by (used in) financing activities increased $58.3 million for fiscal 2018 compared to fiscal 2017 primarily due to higher proceeds from issuance of long-term debt partially offset by higher principal repayments in fiscal 2018. Proceeds from the issuance of long-term debt, net of principal repayments and debt issuance costs, was $40.3 million and ($18.0) million for fiscal 2019 and 2018, respectively.

Senior Secured Credit Facility.

On October 1, 2018, the Company entered into a Fourth Amended and Restated Credit and Guaranty Agreement with a syndicate of certain financial institutions (the “Fourth Amended Credit Agreement”). The Fourth Amended Credit Agreement replaced the Company’s Third Amended and Restated Credit Agreement, dated October 2, 2017. The Fourth Amended Credit Agreement provides the Company with a $190 million senior secured credit facility, consisting of a $75 million term loan, and an $80 million term loan (together, the “Term Loans”), and a $35 million revolving credit facility (the “Revolving Credit Facility”). Proceeds from the $80 million term loan were used to fund the Crest acquisition. The Term Loans will mature and all remaining amounts outstanding thereunder will be due and payable on October 1, 2023.

The Fourth Amended Credit Agreement bears interest, at the Company’s option, at either the prime rate plus an applicable margin ranging from 0.5% to 1.5% or at an adjusted LIBOR rate plus an applicable margin ranging from 1.5% to 2.5%, in each case based on the Company’s senior leverage ratio. Based on the Company’s senior leverage ratio as of June 30, 2019, the applicable margin for loans accruing interest at the prime rate is 0.75% and the applicable margin for loans accruing interest at LIBOR is 1.75%. As of June 30, 2019 and 2018, the effective interest rate on borrowings outstanding was 4.48% and 4.28%, respectively.

During the year ended June 30, 2019, the Company made $41.3 million of principal repayments on the Term Loans using cash generated from operations. Of this total, $32.7 million represented voluntary prepayments. As of June 30, 2019 and 2018, the Company’s unamortized debt issuance costs related to the Term Loans were $1.6 million and $1.5 million, respectively. These costs are being amortized over the term of the Fourth Amended Credit Agreement.

As of June 30, 2019, the Company had no borrowings outstanding on its Revolving Credit Facility and the availability under the Revolving Credit Facility was $35 million. The Company’s unamortized debt issuance costs related to the Revolving Credit Facility was $0.5 million and $0.4 million as of June 30, 2019 and 2018, respectively. As of June 30, 2019, the Company was in compliance with all of its debt covenants under its Fourth Amended Credit Agreement.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet financing arrangements as of June 30, 2019.

Contractual Obligations

As of June 30, 2019, the Company’s contractual cash obligations were as follows:

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(Dollars in thousands)
Long-Term Debt Obligations(1)	$115,349	$9,167	$20,626	$85,556	$—
Interest on Long-Term Debt Obligations(2)	$18,760	$5,141	$9,019	$4,600	$—
Operating Lease Obligations	$4,631	$703	$1,318	$804	$1,806
Purchase Obligations(3)	$72,270	$16,311	$36,413	$19,546	$—
Other	$375	$180	$195	$—	$—
Total Contractual Obligations(4)	$211,385	$31,502	$67,571	$110,506	$1,806
(1)

See Note 11 – Long-Term Debt in the Notes to Consolidated Financial Statements for additional information regarding the Company's debt. “Long-Term Debt Obligations” refers to future cash principal payments.

(2)	Interest payments on variable rate debt instruments were calculated using June 30, 2019 interest rates and holding them constant for the life of the instruments.
(3)	Purchase obligations represent agreements with suppliers and vendors entered into as part of the normal course of business.
(4)

Unrecognized tax benefits of $2.9 million are not reflected in this table because the Company cannot predict when open income tax years will close with completed examinations. See Note 12 – Income Taxes in the Notes to the Consolidated Financial Statements.

Repurchase Obligations — The Company has reserves to cover potential losses associated with repurchase obligations based on historical experience and current facts and circumstances. We incurred no material impact from repurchase events during fiscal 2019, 2018, or 2017. An adverse change in retail sales, however, could require us to repurchase repossessed units upon an event of default by any of our dealers, subject in some cases to an annual limitation. See Note 14 in Notes to Consolidated Financial Statements included elsewhere in this Form 10-K for more information related to our obligations under our floor plan financing agreements.

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

We believe that the policies listed below involve the greatest degree of judgment and complexity. Accordingly, we believe these are the most critical to understand in order to evaluate fully our financial condition and results of operations. For additional information regarding these policies, see Note 3 — Significant Accounting Policies in Notes to Consolidated Financial Statements.

Goodwill and Other Intangible Assets — The Company does not amortize goodwill and other purchased intangible assets with indefinite lives. All of the Company’s goodwill and intangible assets relate to either our MasterCraft, NauticStar, or Crest reporting units (see Note 16 in Notes to Consolidated Financial Statements). The Company’s intangible assets with finite lives consist primarily of dealer networks and are carried at their estimated fair values at the time of acquisition, less accumulated amortization. Amortization is recognized on a straight-line basis over the estimated useful lives of the respective assets (see Note 8 in Notes to Consolidated Financial Statements). Intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate long-lived assets described below.

Goodwill

Goodwill results from the excess of purchase price over the net assets of businesses acquired. All three of the Company's reporting units, which are also the Company's reportable segments, have a goodwill balance.

The Company reviews goodwill for impairment annually, at fiscal yearend, and whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value. As part of the annual test, the Company may perform a qualitative, rather than quantitative, assessment to determine whether the fair values of its reporting units are “more likely than not” to be greater than their carrying values. In performing this qualitative analysis, the Company considers various factors, including the effect of market or industry changes and the reporting units' actual results compared to projected results.

If the fair value of a reporting unit does not meet the "more likely than not" criteria discussed above, the impairment test for goodwill is a quantitative test. This test involves comparing the fair value of the reporting unit with its carrying value. If the fair value exceeds the carrying value, goodwill is not considered impaired. If the carrying amount exceeds the fair value then the goodwill is considered impaired and an impairment loss is recognized in an amount by which the carrying value exceeds the reporting unit’s fair value, not to exceed the carrying amount of the goodwill allocated to that reporting unit.

The Company calculates the fair value of its reporting units considering both the income approach and market approach. The income approach calculates the fair value of the reporting unit using a discounted cash flow approach. Internally forecasted future cash flows, which the Company believes reasonably approximate market participant assumptions, are discounted using a weighted average cost of capital (“Discount Rate”) developed for each reporting unit. The Discount Rate is developed using market observable inputs, as well as considering whether or not there is a measure of risk related to the specific reporting unit’s forecasted performance. Fair value under the market approach is determined for each unit by applying market multiples for comparable public companies to the unit’s financial results. The key uncertainties in these calculations are the assumptions used in determining the reporting unit’s forecasted future performance, including revenue growth and operating margins, as well as the perceived risk associated with those forecasts in determining the Discount Rate, along with selecting representative market multiples.

At June 30th of each year, we complete our annual impairment test when there are no other triggers during the year. We conducted a quantitative test at June 30, 2019 for all three reporting segments (reporting units), and as a result, recorded a goodwill impairment charge of $28 million related to the NauticStar reporting unit. This charge is included in Goodwill and other intangible asset impairment on the June 30, 2019 consolidated statement of operations. The impairment was principally a result of a decline, in the fiscal fourth quarter, in the outlook for sales and operating performance relative to our acquisition plan. NauticStar’s core segment, the value-brand saltwater fishing boat segment, has experienced a recent slowing in demand, especially for boats less than 24 feet in length, which represent a material percentage of NauticStar’s current model mix.

No goodwill impairment charges were recorded for the MasterCraft or Crest reporting units. It is possible that the Company’s assumptions regarding the key uncertainties in these fair value calculations could change in the near term. If actual results differ from the Company’s assumptions regarding the key uncertainties in these fair value calculations, it is possible that one or more of the Company’s reporting units could incur goodwill impairment charges in future periods.

Other Intangible Assets

The Company's primary intangible assets are dealer networks and trade names acquired in business combinations. Intangible assets are initially valued using a methodology commensurate with the intended use of the asset. The dealer networks were valued using an income approach, which requires an estimate or forecast of the expected future cash flows from the dealer network through the application of the multi-period excess earnings approach. The fair value of trade names is measured using a relief-from-royalty approach, a variation of the income approach, which requires an estimate or forecast of the expected future cash flows. This method assumes the value of the trade name is the discounted cash flows of the amount that would be paid to third parties had the Company not owned the trade name and instead licensed the trade name from another company. The basis for future sales projections for these methods are based on internal revenue forecasts by reporting unit, which the Company believes represent reasonable market participant assumptions. The future cash flows are discounted using an applicable Discount Rate as well as any potential risk premium to reflect the inherent risk of holding a standalone intangible asset.

The key uncertainties in these fair value calculations, as applicable, are: assumptions used in developing internal revenue growth and customer expense forecasts, assumed customer attrition rates, the selection of an appropriate royalty rate, as well as the perceived risk associated with those forecasts in determining the Discount Rate.

The costs of amortizable intangible assets, including dealer networks, are recognized over their expected useful lives, approximately ten years for the dealer networks, using the straight-line method. Intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate long-lived assets described below. Intangible assets not subject to amortization are assessed for impairment at least annually and whenever events or changes in circumstances indicate that it is more likely than not that an asset may be impaired. The impairment test for indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset.

During the goodwill assessment noted above, we also analyzed indefinite-lived assets, or trade names. As a result of our analysis, we recorded an impairment charge on trade names of $3 million related to the NauticStar reporting unit. This charge was included in Goodwill and other intangible asset impairment on the consolidated statement of operations. No other intangible asset impairment loss was recorded for the MasterCraft or Crest reporting units.

Income Taxes—We are subject to income taxes in the United States of America and the United Kingdom. Our effective tax rates differ from the statutory rates, primarily due to changes in the valuation allowance and non-deductible expenses, as further described in Notes to Consolidated Financial Statements included in this Form 10-K. Our effective tax rate was 20.2%, 24.5% and 37.5% for the fiscal years ended 2019, 2018 and 2017, respectively.

Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Although we believe our reserves are reasonable, we cannot provide assurance that the final tax outcome of these matters will not be different from that which is reflected in our historical income tax provisions and accruals. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.

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

Revenue Recognition — The Company’s revenue is derived primarily from the sale of boats, marine parts, and accessories. The Company recognizes revenue when obligations under the terms of a contract are satisfied and control over promised goods is transferred to a customer. For the majority of sales, this occurs when the product is released to the carrier responsible for transporting it to a customer. The Company typically receives payment within 5 days of shipment. Revenue is measured as the amount of consideration it expects to receive in exchange for a product. The Company offers discounts and sales incentives that include retail promotions, rebates, and floor plan reimbursement costs that are recorded as reductions of revenues in Net sales in the consolidated statements of operations. The consideration recognized represents the amount specified in a contract with a customer, net of estimated dealer and retail sales incentives the Company reasonably expects to pay. The estimated liability and reduction in revenue for sales incentives is recorded at the time of sale. The Company estimates the amount of sales incentives based on historical data for specific boat models adjusted for forecasted sales volume, product mix, customer behavior and assumptions concerning market conditions. Subsequent adjustments to incentive estimates are possible because actual results may differ from these estimates if market conditions dictate the need to enhance or reduce sales promotion and incentive programs or if dealer achievement or other items vary from historical trends.

Dealer Incentives

Dealer incentives include seasonal discounts, volume commitment rebates and other allowances. Dealer rebate and sales promotion incentives recorded during the years ended June 30, 2019, 2018, and 2017, were $11.6 million, $6.4 million, and $5.7 million, respectively. Rebates that apply to boats already in dealer inventory are referred to as retail rebates. Retail rebates recorded during the years ended June 30, 2019, 2018, and 2017, were $4.2 million, $1.9 million, and $5.5 million, respectively. Accrued rebates are included in Accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

Dealers generally have no rights to return unsold boats. Occasionally, the Company may accept returns in limited circumstances and at the Company’s discretion under its warranty policy (Note 9 in Notes to Consolidated Financial Statements). The Company may be obligated, in the event of default by a dealer, to accept returns of unsold boats under its repurchase commitment to floor financing providers, who are able to obtain such boats through foreclosure. The Company accrues the estimated fair value of this obligation based on the age of inventory currently under floor plan financing and estimated credit quality of dealers holding the inventory.

Floor Plan Reimbursement Costs

The Company participates in various programs whereby it agrees to reimburse its dealers for certain floor plan interest costs incurred by such dealers for limited periods of time, generally ranging up to nine months. Such costs are included as a reduction in net sales in the consolidated statements of operations and totaled $7.5 million, $5.1 million, and $3.7 million for the years ended June 30, 2019, 2018, and 2017, respectively.

Shipping and Handling Costs

Shipping and handling costs includes those costs incurred to transport product to customers and internal handling costs, which relate to activities to prepare goods for shipment. The Company has elected to account for shipping and handling costs associated with outbound freight after control over a product has transferred to a customer as a fulfillment cost. The Company includes shipping and handling costs, including costs billed to customers, in Cost of sales in the consolidated statements of operations.

Contract Liabilities

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

Other Revenue Recognition Matters

The Company has excluded sales and other taxes assessed by a governmental authority in connection with revenue-producing activities from the determination of the transaction price for all contracts. The Company has not adjusted Net sales for the effects of a significant financing component because the period between the transfer of the promised goods and the customer's payment is expected to be one year or less.

Product Warranties — The Company offers warranties on the sale of certain products for periods of between one and five years. These warranties require us or our dealers to repair or replace defective products during the warranty period at no cost to the consumer. We estimate the costs that may be incurred under our basic limited warranty and record as a liability the amount of such costs at the time the product revenue is recognized. The key uncertainties that affect our estimate for warranty liability include anticipated rates of warranty claims and cost per claim. We periodically assess the adequacy of the recorded warranty liabilities and adjust the amounts as actual claims are determined or as changes in the obligations become reasonably estimable.

Repurchase Agreements — In connection with our dealers’ wholesale floor plan financing of boats, we have entered into repurchase agreements with various lending institutions. The repurchase commitment is on an individual unit basis with a term from the date it is financed by the lending institution through payment date by the dealer, generally not exceeding two and a half years. Such agreements are customary in the industry and our exposure to loss under such agreements is limited by the resale value of the inventory which is required to be repurchased. We incurred no material impact from repurchase events during fiscal 2019, 2018, or 2017.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of changes in the value of market risk sensitive instruments caused by fluctuations in foreign exchange rates, interest rates, and commodity prices. Changes in these factors could cause fluctuations in the results of our operations and cash flows. In the ordinary course of business, we are primarily exposed to interest rate risks.

On October 1, 2018, the Company entered into a Fourth Amended and Restated Credit and Guaranty Agreement with a syndicate of certain financial institutions (the “Fourth Amended Credit Agreement”). The Fourth Amended Credit Agreement replaced the Company’s Third Amended and Restated Credit Agreement, dated October 2, 2017. The Fourth Amended Credit Agreement provides the Company with a $190 million senior secured credit facility, consisting of a $75 million term loan and an $80 million term loan (together, the “Term Loans”) and a $35 million revolving credit facility (the “Revolving Credit Facility”). Proceeds from the $80 million term loan were used to fund the Crest acquisition. The Term Loans will mature and all remaining amounts outstanding thereunder will be due and payable on October 1, 2023.

The Fourth Amended Credit Agreement bears interest, at the Company’s option, at either the prime rate plus an applicable margin ranging from 0.5% to 1.5% or at an adjusted LIBOR rate plus an applicable margin ranging from 1.5% to 2.5%, in each case based on the Company’s senior leverage ratio. Based on the Company’s current senior leverage ratio, the applicable margin for loans accruing interest at the prime rate is 0.75% and the applicable margin for loans accruing interest at LIBOR is 1.75%. As of June 30, 2019 and 2018, the effective interest rate on borrowings outstanding was 4.48% and 4.28%, respectively.

A hypothetical 1% increase or decrease in interest rates would have resulted in a $1.2 million change to our interest expense for fiscal 2019.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary financial information required to be filed under this Item 8 are presented in Part IV, Item 15 of this Form 10-K and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

As of the end of the period covered by this Form 10-K Annual Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2019.

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013) . Based on such assessment our management has concluded that, as of June 30, 2019, our internal control over financial reporting is effective based on those criteria.

Under guidelines established by the SEC, companies are permitted to exclude an acquired business from management’s report on internal control over financial reporting for the first year subsequent to the acquisition while integrating the acquired operations. Accordingly, management has excluded Crest from its annual report on internal control over financial reporting as of June 30, 2019. Crest represents approximately 35% of the Company’s consolidated total assets as of June 30, 2019, 16% of the Company’s consolidated net sales for the year ended June 30, 2019, and 21% of the Company’s consolidated operating income for the year ended June 30, 2019. See Notes 5 and 16 in Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.

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

Changes in Internal Control Over Financial Reporting

Excluding the Crest acquisition, there have been no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item 10 will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item 14 will be included in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a.	Documents included in this report:
1.	Financial Statements

1.	Financial Statement Schedules

Financial statement schedules have been omitted because they are either not required, not applicable or the information required to be presented is included in our financial statements and related notes.

2.	Exhibits

The following documents are filed as a part of this annual report on Form 10-K or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Membership Interest Purchase Agreement, dated October 2, 2017 among MCBC Holdings, Inc., Nautic Star, LLC and each of the other parties thereto	8-K	001‑37502	2.1	10/2/17

2.2	Membership Interest Purchase Agreement, dated September 10, 2018 among MCBC Holdings, Inc., all of the Members of Crest Marine, LLC and Patrick Fenton, as Representative for the Members of Crest Marine, LLC	8-K	001-37502	2.1	10/1/18

3.1	Amended and Restated Certificate of Incorporation of MCBC Holdings, Inc.	10-K	001-37502	3.1	9/18/15

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of MasterCraft Boat Holdings, Inc.	10-Q	001-37502	3.2	11/9/18

3.3	Third Amended and Restated By-laws of MasterCraft Boat Holdings, Inc.	8-K	001-37502	3.1	7/22/19

4.1	Common stock certificate of MasterCraft Boat Holdings, Inc.	S-1/A	333-203815	4.1	7/15/15

4.2	Warrant to Purchase Common Stock of MasterCraft Boat Holdings, Inc. dated June 30, 2009	S-1/A	333-203815	4.2	6/25/15

10.1†	MCBC Holdings, Inc. 2010 Equity Incentive Plan	S-1/A	333-203815	10.2	6/25/15

10.2†	MCBC Holdings, Inc. 2015 Incentive Award Plan	S-1/A	333-203815	10.4	7/15/15

10.3†	Form of Restricted Stock Award Agreement and Grant Notice under 2015 Incentive Award Plan (employee)	S-1/A	333-203815	10.10	7/1/15

10.4†	Form of Stock Option Agreement and Grant Notice under 2015 Incentive Award Plan (employee)	S-1/A	333-203815	10.12	7/7/15

10.5†	Form of Restricted Stock Award Grant Notice under 2015 Incentive Award Plan (director)	S-1/A	333-203815	10.13	7/7/15

10.6†	Senior Executive Incentive Bonus Plan	10-K	001-37502	10.8	9/18/15

10.7†	Non-Employee Director Compensation Policy					*

10.8†	Employment Agreement between MasterCraft Boat Company, LLC and Terry McNew, effective as of July 1, 2018	8-K	001-37502	10.1	7/2/18

10.9†	Employment Agreement between MasterCraft Boat Company, LLC and Timothy M. Oxley, effective as of July 1, 2018	8-K	001-37502	10.2	7/2/18

10.10†	Employment Agreement Between Crest Marine, LLC and Patrick May					*

10.11†	Form of Indemnification Agreement for directors and officers	S-1/A	333-203815	10.9	7/7/15

10.12†	Form of Performance Stock Unit Award Agreement under 2015 Incentive Award Plan	8-K	001-37502	10.1	8/26/16

10.13	Third Amended and Restated Credit and Guaranty Agreement, dated October 2, 2017, by and among MasterCraft Boat Company, LLC, MasterCraft Services, Inc., MCBC Hydra Boats, LLC, MasterCraft International Sales Administration, Inc., Nautic Star, LLC, NS Transport, LLC and Navigator Marine, LLC as borrowers and other credit parties, various lenders and Fifth Third Bank as the agent and L/C issuer and lender	8-K	001-37502	10.1	10/2/17

10.14	Fourth Amended and Restated Credit and Guaranty Agreement, dated October 1, 2018, by and among MasterCraft Boat Holdings, Inc. as a guarantor, MasterCraft Boat Company, LLC, MasterCraft Services, LLC, MasterCraft International Sales Administration, Inc., Nautic Star, LLC, NS Transport, LLC, and Crest Marine LLC as borrowers, Fifth Third Bank as the agent and letter of credit issuer, and the lenders party thereto	8-K	001-37502	10.1	10/1/18

21.1	List of subsidiaries of MasterCraft Boat Holdings, Inc .					*

23.1	Consent of BDO USA, LLP, independent registered public accounting firm					*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer					*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

†	Indicates management contract or compensatory plan.
*	Filed herewith.
**	Furnished herewith.

ITEM 16. FORM 10-K SUMMARY.

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 13, 2019	MASTERCRAFT BOAT HOLDINGS, INC.

	By:	/s/ TERRY MCNEW
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TERRY MCNEW	President and Chief Executive Officer (Principal Executive Officer) and Director
Terry McNew		September 13, 2019

/s/ TIMOTHY M. OXLEY	Chief Financial Officer (Principal Financial and Accounting Officer), Treasurer and Secretary
Timothy M. Oxley		September 13, 2019

/s/ FREDERICK A. BRIGHTBILL	Chairman of the Board
Frederick A. Brightbill		September 13, 2019

/s/ W. PATRICK BATTLE	Director
W. Patrick Battle		September 13, 2019

/s/ JACLYN BAUMGARTEN	Director
Jaclyn Baumgarten		September 13, 2019

/s/ DONALD C. CAMPION	Director
Donald C. Campion		September 13, 2019

/s/ TJ CHUNG	Director
TJ Chung		September 13, 2019

/s/ ROCH LAMBERT	Director
Roch Lambert		September 13, 2019

/s/ PETER G. LEEMPUTTE	Director
Peter G. Leemputte		September 13, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

MasterCraft Boat Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of MasterCraft Boat Holdings, Inc. (the “Company”) and subsidiaries as of June 30, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended June 30, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at June 30, 2019 and 2018, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

We have served as the Company’s auditor since 2015.

/s/ BDO USA, LLP

Atlanta, Georgia

September 13, 2019

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except share and per share data)

	As of June 30,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,826	$7,909
Accounts receivable — net of allowances of $281 and $51, respectively	12,463	5,515
Income tax receivable	951	-
Inventories — net (Note 6)	30,660	20,467
Prepaid expenses and other current assets	4,464	3,295
Total current assets	54,364	37,186
Property, plant and equipment — net (Note 7)	33,636	22,265
Goodwill (Note 8)	74,030	65,792
Other intangible assets — net (Note 8)	79,799	51,046
Deferred income taxes (Note 12)	6,240	—
Deferred debt issuance costs — net	451	383
Other long-term assets	253	252
Total assets	$248,773	$176,924
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$17,974	$17,266
Income tax payable	426	705
Accrued expenses and other current liabilities (Note 9)	41,421	27,866
Current portion of long term debt, net of unamortized debt issuance costs (Note 11)	8,725	5,069
Total current liabilities	68,546	50,906
Long term debt, net of unamortized debt issuance costs (Note 11)	105,016	70,087
Deferred income taxes (Note 12)	—	1,427
Unrecognized tax positions (Note 12)	2,895	1,982
Total liabilities	176,457	124,402
COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value per share — authorized, 100,000,000 shares; issued and outstanding, 18,764,037 shares at June 30, 2019 and 18,682,338 shares at June 30, 2018	188	187
Additional paid-in capital	115,582	114,052
Accumulated deficit	(43,454)	(61,717)
Total stockholders' equity	72,316	52,522
Total liabilities and stockholders' equity	$248,773	$176,924

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands, except share and per share data)

	For the Years Ended June 30,
	2019	2018	2017
NET SALES	$466,381	$332,725	$228,634
COST OF SALES	353,254	242,361	165,158
GROSS PROFIT	113,127	90,364	63,476
OPERATING EXPENSES:
Selling and marketing	17,670	13,011	9,380
General and administrative	27,706	19,773	20,474
Amortization of intangible assets	3,492	1,597	107
Goodwill and other intangible asset impairment	31,000	—	—
Total operating expenses	79,868	34,381	29,961
OPERATING INCOME	33,259	55,983	33,515
OTHER EXPENSE:
Interest expense	6,513	3,474	2,222
INCOME BEFORE INCOME TAX EXPENSE	26,746	52,509	31,293
INCOME TAX EXPENSE	5,392	12,856	11,723
NET INCOME	$21,354	$39,653	$19,570

EARNINGS PER COMMON SHARE:
Basic	$1.14	$2.13	$1.05
Diluted	$1.14	$2.12	$1.05
WEIGHTED AVERAGE SHARES USED FOR COMPUTATION OF:
Basic earnings per share	18,653,892	18,619,793	18,592,885
Diluted earnings per share	18,768,207	18,714,531	18,620,708

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Dollar amounts in thousands, except share and per share data)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at July 1, 2016	18,591,808	$186	$112,375	$(120,940)	$(8,379)
Share-based compensation activity	45,637	—	1,019	—	1,019
Offering costs	—	—	(449)	—	(449)
Net income	—	—	—	19,570	19,570
Balance at June 30, 2017	18,637,445	$186	$112,945	$(101,370)	$11,761
Share-based compensation activity	44,893	1	1,107	—	1,108
Net income	—	—	—	39,653	39,653
Balance at June 30, 2018	18,682,338	$187	$114,052	$(61,717)	$52,522
Adoption of accounting standards (Note 3)	—	—	—	$(3,091)	(3,091)
Share-based compensation activity (Note 13)	81,699	1	1,530	$—	1,531
Net income	—			$21,354	21,354
Balance at June 30, 2019	18,764,037	$188	$115,582	$(43,454)	$72,316

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars amounts in thousands, except share and per share data)

	For the Years Ended June 30,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,354	$39,653	$19,570
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,787	5,086	3,231
Inventory obsolescence reserve	109	281	399
Amortization of deferred debt issuance costs	553	496	361
Share-based compensation	1,678	1,186	711
Change in interest rate cap fair value	474	(435)	—
Unrecognized tax benefits	913	(1,199)	743
Deferred income taxes	(6,734)	557	4,454
Net provision of doubtful accounts	102	(31)	17
Loss on disposal of fixed assets	10	—	10
Goodwill and other intangible asset impairment	31,000	—	—

Changes in operating assets and liabilities:
Accounts receivable	(1,835)	(211)	(551)
Inventories	(449)	(2,754)	1,193
Prepaid expenses and other current assets	(1,464)	(763)	(658)
Income tax receivable	(951)	—	5
Other assets	4	39	45
Accounts payable	(2,995)	2,847	(2,104)
Income tax payable	(279)	(75)	(328)
Accrued expenses and other current liabilities	6,609	4,720	(866)
Net cash provided by operating activities	55,886	49,397	26,232

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal of assets	7	96	—
Payment for acquisition, net of cash acquired	(81,729)	(80,511)	—
Purchases of property and equipment	(14,064)	(5,305)	(4,135)
Net cash used in investing activities	(95,786)	(85,720)	(4,135)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	80,000	80,832	—
Payments of costs directly associated with offerings	—	—	(449)
Cash paid for withholding taxes on vested stock	(148)	(78)	(4)
Excess tax benefits	—	—	312
Principal payments on long-term debt	(41,306)	(39,320)	(14,865)
Payments on revolving line of credit	—	—	(3,126)
Payments of deferred debt issuance costs	(729)	(1,240)	—
Net cash provided by (used in) financing activities	37,817	40,194	(18,132)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,083)	3,871	3,965

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	7,909	4,038	73
CASH AND CASH EQUIVALENTS — END OF PERIOD	$5,826	$7,909	$4,038
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$5,526	$2,976	$2,006
Cash payments for income taxes	$12,437	$13,549	$6,541
SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures in accounts payable and accrued expenses	$908	$733	$-

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements .

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data and per unit data)

1. ORGANIZATION AND NATURE OF BUSINESS

MasterCraft Boat Holdings, Inc. (“Holdings”) was formed on January 28, 2000, as a Delaware holding company and operates primarily through its wholly owned subsidiaries, MasterCraft Boat Company, LLC; MasterCraft Services, LLC; MasterCraft Parts, Ltd.; and MasterCraft International Sales Administration, Inc. (collectively “MasterCraft”); Nautic Star, LLC and NS Transport, LLC (collectively “NauticStar”); and Crest Marine, LLC (“Crest”). Holdings and its subsidiaries collectively are referred to herein as the “Company”.

On October 2, 2017, the Company acquired all of the outstanding membership interests and other equity securities of NauticStar, a Mississippi limited liability company and its subsidiaries. On October 1, 2018, the Company acquired all of the outstanding membership interest of Crest, a Michigan limited liability company. As a result of the acquisitions, the Company consolidated the financial results of NauticStar and Crest beginning on the respective dates acquired.

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

3. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Holdings has no independent operations and no material assets, other than its wholly owned equity interests of MasterCraft, NauticStar, and Crest, which totaled $163,013 and $81,160 as of June 30, 2019 and 2018, respectively, and no material liabilities. As of June 30, 2019, Holdings had no material contingencies, long-term obligations, or guarantees other than a guarantee of the Company’s long-term debt (see Note 11).

Immaterial Correction of Error — During the fourth quarter of fiscal 2018, the Company recorded an out of period adjustment that effected the Consolidated Statement of Operations for the year ended June 30, 2018. The adjustment related to improperly projecting warranty claims based on part sales rather than part costs. The impact of this adjustment resulted in an increase in net income of $1,033 for the fiscal year ended June 30, 2018, with a corresponding decrease in accrued expenses and other current liabilities on the consolidated balance sheet as of June 30, 2018.

During the second quarter of fiscal 2019, the Company identified two errors in how accrued warranty was calculated that resulted in a net out-of-period adjustment that decreased earnings for the three months ended December 30, 2018 and increased accrued expenses and other current liabilities as of December 30, 2018 by $225. The Company determined that inaccurate data on the cost of parts was used to estimate the warranty liability. The impact of this adjustment resulted in a $1,125 increase in earnings for the three months ended December 30, 2018, with a corresponding decrease in accrued expenses and other current liabilities on the consolidated balance sheet as of December 30, 2018. The Company also determined that faulty assumptions were used when estimating costs for warranty periods impacted by the change to a five-year warranty. The adjustment resulted in a $1,350 decrease in earnings for the three months ended December 30, 2018, with a corresponding increase in accrued expenses and other current liabilities on the consolidated balance sheet as of December 30, 2018.

Management evaluated the effect of these adjustments on the Company’s financial statements under the provision of ASC 250: Accounting Changes and Error Corrections and Staff Accounting Bulletin No. 108:  Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements and concluded that it was immaterial to the current year and prior years’ annual and quarterly financial statements.

Use of Estimates — The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures. The Company bases these estimates on historical results and various other assumptions believed to be reasonable. The Company’s most significant financial statement estimates include allowances for bad debts, warranty liability, dealer incentives liability, self-insurance liability, fair value of share-based compensation, inventory repurchase contingent obligation, unrecognized tax positions, impairment of long-lived assets and intangible assets subject to amortization, impairment of goodwill and indefinite-lived intangibles, and potential litigation claims and settlements. Actual results could differ from those estimates.

Revenue Recognition — The Company’s revenue is derived primarily from the sale of boats, marine parts, and accessories. The Company recognizes revenue when obligations under the terms of a contract are satisfied and control over promised goods is transferred to a customer. For the majority of sales, this occurs when the product is released to the carrier responsible for transporting it to a customer. The Company typically receives payment within 5 days of shipment. Revenue is measured as the amount of consideration it expects to receive in exchange for a product. The Company offers discounts and sales incentives that include retail promotions, rebates, and floor plan reimbursement costs that are recorded as reductions of revenues in Net sales in the consolidated statements of operations. The consideration recognized represents the amount specified in a contract with a customer, net of estimated dealer and retail sales incentives the Company reasonably expects to pay. The estimated liability and reduction in revenue for sales incentives is recorded at the time of sale. The Company estimates the amount of sales incentives based on historical data for specific boat models adjusted for forecasted sales volume, product mix, customer behavior and assumptions concerning market conditions. Subsequent adjustments to incentive estimates are possible because actual results may differ from these estimates if market conditions dictate the need to enhance or reduce sales promotion and incentive programs or if dealer achievement or other items vary from historical trends.

Dealer Incentives

Dealer incentives include seasonal discounts, volume commitment rebates and other allowances. Dealer rebate and sales promotion incentives recorded during the years ended June 30, 2019, 2018, and 2017, were $11,598, $6,361, and $5,660, respectively. Rebates that apply to boats already in dealer inventory are referred to as retail rebates. Retail rebates recorded during the years ended June 30, 2019, 2018, and 2017, were $4,220, $1,932, and $5,484, respectively. Accrued rebates are included in Accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

Dealers generally have no rights to return unsold boats. Occasionally, the Company may accept returns in limited circumstances and at the Company’s discretion under its warranty policy (Note 9). The Company may be obligated, in the event of default by a dealer, to accept returns of unsold boats under its repurchase commitment to floor financing providers, who are able to obtain such boats through foreclosure. The Company accrues the estimated fair value of this obligation based on the age of inventory currently under floor plan financing and estimated credit quality of dealers holding the inventory.

Floor Plan Reimbursement Costs

The Company participates in various programs whereby it agrees to reimburse its dealers for certain floor plan interest costs incurred by such dealers for limited periods of time, generally ranging up to nine months. Such costs are included as a reduction in net sales in the consolidated statements of operations and totaled $7,452, $5,143, and $3,705 for the years ended June 30, 2019, 2018, and 2017, respectively.

Shipping and Handling Costs

Shipping and handling costs includes those costs incurred to transport product to customers and internal handling costs, which relate to activities to prepare goods for shipment. The Company has elected to account for shipping and handling costs associated with outbound freight after control over a product has transferred to a customer as a fulfillment cost. The Company includes shipping and handling costs, including costs billed to customers, in Cost of sales in the consolidated statements of operations.

Contract Liabilities

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

Other Revenue Recognition Matters

The Company has excluded sales and other taxes assessed by a governmental authority in connection with revenue-producing activities from the determination of the transaction price for all contracts. The Company has not adjusted Net sales for the effects of a significant financing component because the period between the transfer of the promised goods and the customer's payment is expected to be one year or less.

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

Cash and Cash Equivalents — The Company considers all highly-liquid investments with an original maturity of three months or less to be cash and cash equivalents. The Company’s cash deposits may at times exceed federally insured amounts. The Company had no cash equivalents at June 30, 2019 and 2018.

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

Supplier Concentrations

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

The Company is dependent on third-party equipment manufacturers, distributors, and dealers for certain parts and materials utilized in the manufacturing process. In 2019, 2018, and 2017 the Company purchased all engines for its MasterCraft performance sport boats under a supply agreement with a single vendor. Total purchases to this vendor were $39,252, $34,734 and $31,075 for 2019, 2018, and 2017, respectively. In 2019 and 2018, the Company purchased a majority of engines for its NauticStar boats under a supply agreement with one vendor. Total purchases from this vendor were $23,718 and $19,668 for 2019 and 2018, respectively. In 2019, the Company purchased a majority of the engines for its Crest boats under a supply agreement with a single vendor. Total purchases from this vendor were $20,382 for 2019.

Inventories — Inventories are valued at the lower of cost or net realizable value and are shown net of an inventory allowance in the balance sheet. Inventory cost includes material, labor, and manufacturing overhead and is determined based on the first-in, first-out (FIFO) method. Provisions are made as necessary to reduce inventory amounts to their net realizable value or to provide for obsolete inventory.

Property, Plant, and Equipment — Property, plant, and equipment are recorded at historical cost less accumulated depreciation and are depreciated on a straight-line basis over the estimated useful lives. Repairs and maintenance are charged to operations as incurred, and expenditures for additions and improvements that increase the asset’s useful life are capitalized.

Ranges of asset lives used for depreciation purposes are:

Buildings and improvements	7	-	40 years
Machinery and equipment	3	-	7 years
Furniture and fixtures	3	-	7 years

Goodwill and Other Intangible Assets — The Company does not amortize goodwill and other purchased intangible assets with indefinite lives. All of the Company’s goodwill and intangible assets relate to either our MasterCraft, NauticStar, or Crest reporting units (see Note 16). The Company’s intangible assets with finite lives consist primarily of dealer networks and are carried at their estimated fair values at the time of acquisition, less accumulated amortization. Amortization is recognized on a straight-line basis over the estimated useful lives of the respective assets (see Note 8). Intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate long-lived assets described below.

Goodwill

Goodwill results from the excess of purchase price over the net identifiable assets of businesses acquired. All three of the Company's reporting units, which are also the Company's reportable segments, have a goodwill balance.

The Company reviews goodwill for impairment annually, at fiscal yearend, and whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value. As part of the annual test, the Company may perform a qualitative, rather than quantitative, assessment to determine whether the fair values of its reporting units are “more likely than not” to be greater than their carrying values. In performing this qualitative analysis, the Company considers various factors, including the effect of market or industry changes and the reporting units' actual results compared to projected results.

If the fair value of a reporting unit does not meet the "more likely than not" criteria discussed above, the impairment test for goodwill is a quantitative test. This test involves comparing the fair value of the reporting unit with its carrying value. If the fair value exceeds the carrying value, goodwill is not considered impaired. If the carrying amount exceeds the fair value then the goodwill is considered impaired and an impairment loss is recognized in an amount by which the carrying value exceeds the reporting unit’s fair value, not to exceed the carrying amount of the goodwill allocated to that reporting unit.

The Company calculates the fair value of its reporting units by considering both the income approach and market approach. The income approach calculates the fair value of the reporting unit using a discounted cash flow method. Internally forecasted future cash flows, which the Company believes reasonably approximate market participant assumptions, are discounted using a weighted average cost of capital (“Discount Rate”) developed for each reporting unit. The Discount Rate is developed using observable market inputs, as well as considering whether or not there is a measure of risk related to the specific reporting unit’s forecasted performance. Fair value under the market approach is determined for each unit by applying market multiples for comparable public companies to the unit’s financial results. The key uncertainties in these calculations are the assumptions used in determining the reporting unit’s forecasted future performance, including revenue growth and operating margins, as well as the perceived risk associated with those forecasts in determining the Discount Rate, along with selecting representative market multiples.

For the year ended June 30, 2019, the Company performed a quantitative test for all three reporting units and determined that the goodwill allocated to the NauticStar reporting unit was impaired. The Company recognized an associated goodwill impairment charge of $28,000 in its statement of operations for the year ended June 30, 2019 (see Note 8). The Company recognized no goodwill impairment for the years ended June 30, 2018 and 2017.

Other Intangible Assets

The Company's primary intangible assets are dealer networks and trade names acquired in business combinations. Intangible assets are initially valued using a methodology commensurate with the intended use of the asset. The dealer networks were valued using an income approach, which requires an estimate or forecast of the expected future cash flows from the dealer network through the application of the multi-period excess earnings approach. The fair value of trade names is measured using a relief-from-royalty approach, a variation of the income approach, which requires an estimate or forecast of the expected future cash flows. This method assumes the value of the trade name is the discounted cash flows of the amount that would be paid to third parties had the Company not owned the trade name and instead licensed the trade name from another company. The basis for future sales projections for these methods are based on internal revenue forecasts by reporting unit, which the Company believes represent reasonable market participant assumptions. The future cash flows are discounted using an applicable Discount Rate as well as any potential risk premium to reflect the inherent risk of holding a standalone intangible asset.

The key uncertainties in these fair value calculations, as applicable, are: assumptions used in developing internal revenue growth and customer expense forecasts, assumed customer attrition rates, the selection of an appropriate royalty rate, as well as the perceived risk associated with those forecasts in determining the Discount Rate.

The costs of amortizable intangible assets, including dealer networks, are recognized over their expected useful lives, approximately ten years for the dealer networks, using the straight-line method. Intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate long-lived assets described below. Intangible assets not subject to amortization are assessed for impairment at least annually and whenever events or changes in circumstances indicate that it is more likely than not that an asset may be impaired. The impairment test for indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset.

For the year ended June 30, 2019, the Company recognized a $3,000 impairment charge related to the NauticStar trade name (see Note 8). The Company recognized no impairments related to other intangible assets for the years ended June 30, 2018 and 2017.

Long-Lived Assets Other than Intangible Assets — The Company assesses the potential for impairment of its long-lived assets if facts and circumstances, such as declines in sales, earnings, or cash flows or adverse changes in the business climate, suggest that they may be impaired. The Company performs its review by comparing the book value of the assets to the estimated future undiscounted cash flows associated with the assets. If any impairment in the carrying value of its long-lived assets is indicated, the assets would be adjusted to an estimate of fair value.

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

In determining the amount of current and deferred tax the Company takes into account the impact of uncertain tax positions and whether additional taxes, interest and penalties may be due. The Company believes that its accruals for tax liabilities are adequate for all open tax years based on its assessment of many factors, including interpretations of tax law and prior experience. This assessment relies on estimates and assumptions and may involve a series of judgments about future events. New information may become available that causes the Company to change its judgment regarding the adequacy of existing tax liabilities; such changes to tax liabilities will have an impact on tax expense in the period that such a determination is made. The income tax effects of the differences we identify are classified as long-term deferred tax assets and liabilities in our consolidated balance sheets.

Product Warranties — The Company offers warranties on the sale of certain products for periods of between one and five years. These warranties require us or our dealers to repair or replace defective products during the warranty period at no cost to the consumer. We estimate the costs that may be incurred under our basic limited warranty and record as a liability the amount of such costs at the time the product revenue is recognized. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of the recorded warranty liabilities and adjust the amounts as actual claims are determined or as changes in the obligations become reasonably estimable.

Research and Development — Research and development expenditures are expensed as incurred. Research and development expense for the years ended June 30, 2019, 2018, and 2017 was $5,566, $4,933, and $3,550, respectively, and is included in operating expenses in the consolidated statements of operations.

Self-Insurance — The Company is self-insured for certain losses relating to product liability claims and employee medical claims. The Company has purchased stop-loss coverage in order to limit its exposure to any significant levels under these plans. Losses are accrued based on the Company’s estimates of the aggregate liability for self-insured claims incurred using certain actuarial assumptions followed in the insurance industry and the Company’s historical experience.

Deferred Debt Issuance Costs — Certain costs incurred to obtain financing are capitalized and amortized over the term of the related debt using the effective interest method. For the years ended June 30, 2019 and 2018 the Company incurred deferred financing costs of $729 and $1,240, respectively. For the year ended June 30, 2017 the Company did not incur any deferred financing costs. For the years ended June 30, 2019, 2018, and 2017 the Company recorded amortization of $553, $496, and $361, respectively.

Share-Based Compensation — The Company records amounts for all share-based compensation, including grants of restricted stock awards, performance stock units, and nonqualified stock options over the vesting period in the consolidated statements of operations based on their fair values at the date of the grant. Forfeitures of share-based compensation, if any, are recognized as they occur. Share-based compensation costs are included in Selling, general and administrative expense in the consolidated statements of Operations. See Note 13 – Share-Based Compensation for a description of the Company's accounting for share-based compensation plans.

Advertising — Advertising costs are expensed as incurred. Advertising expense recognized during the years ended June 30, 2019, 2018, and 2017, was $9,347, $6,787, and $5,201, respectively, and is included in selling and marketing expenses in the consolidated statements of operations.

Fair Value Measurements — The Company measures its financial assets and liabilities and utilizes the established framework for measuring fair value and disclosing information about fair value measurements. Fair value is the price expected to be received to transfer an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Measuring fair value involves a hierarchy of valuation inputs. This hierarchy prioritizes the inputs into three levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly; and, Level 3 inputs are unobservable inputs for which little or no market data exists, therefore requiring a company to develop its own valuation assumptions.

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

Repurchase Commitments — In connection with its dealers’ wholesale floor-plan financing of boats, the Company has entered into repurchase agreements with various lending institutions. The repurchase commitment is on an individual unit basis with a term from the date it is financed by the lending institution through the payment date by the dealer, generally not exceeding 30 months. The Company accounts for these arrangements as guarantees and recognizes a liability based on the estimated fair value of the repurchase obligation. The estimated fair value takes into account our estimate of the loss we will incur upon resale of any repurchases. The Company has applied these provisions to its floor plan repurchase agreements as disclosed in Notes 9 and 14.

Earnings Per Common Share — Basic earnings per common share reflects reported earnings divided by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common share include the effect of dilutive stock options and restricted share awards, unless inclusion would not be dilutive.

Operating Leases — The Company leases its Crest production facility and various equipment under operating lease arrangements. Lease agreements may include rent holidays, rent escalation clauses, and tenant improvement allowances. The Company recognizes scheduled rent increases on a straight-line basis over the lease term beginning with the date the Company takes possession of the leased property.

Postretirement Benefits – The Company has a defined contribution plan and makes contributions including matching and discretionary contributions which are based on various percentages of compensation, and in some instances are based on the amount of the employees' contributions to the plans. The expense related to the defined contribution plans was $1,208, $826, and $640 for the years ended June 30, 2019, 2018, and 2017, respectively.  Comparability between these years has been affected, primarily, by the acquisition of Crest and NauticStar during the years ended June 30, 2019 and 2018, respectively (See Note 5).

Segment Information — Operating segments are identified as components of an enterprise about which discrete financial information is available for evaluation by the chief operating decision maker in making decisions on how to allocate resources and assess performance. The Company views its operations in three operating segments based on its operation and management structure: MasterCraft, NauticStar, and Crest (see Note 16).

New Accounting Pronouncements Issued But Not Yet Adopted

In June 2018, the Financial Accounting Standards Board (the “FASB”) issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This guidance provides clarity and reduces complexity when applying the guidance in Topic 718, Compensation—Stock Compensation to the term or condition of share-based payments to nonemployees. ASU 2018-07 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2018. The Company will adopt this guidance for its fiscal year beginning July 1, 2019. The Company does not expect adoption of this standard to have a material impact on its financial condition, results of operations, or cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. In July 2018, the FASB issued ASU 2018-11, Targeted Improvements, providing for an additional transition method by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings. The Company will adopt the new standard on July 1, 2019 and use the effective date as the date of initial application.

The new standard provides a number of optional practical expedients in transition. The Company expects to elect the ‘package of practical expedients’, which permits it not to reassess under the new standard the Company’s prior conclusions about lease identification, lease classification, and initial direct costs. The Company does not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to the Company. The Company expects that the most significant effects relate to the recognition of the new ROU assets and lease liabilities on the Company’s balance sheet for its building and equipment operating leases and providing significant new disclosures about its leasing activities.  The Company anticipates the adoption of the standard will result in the recognition of approximately $4,000 in right-of-use assets and associated lease obligations on the consolidated balance sheets and will not materially impact results on the consolidated statements of operations.

New Accounting Pronouncements Issued And Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which provides principle-based accounting guidance for revenue recognition. ASU 2014-09, as amended, became effective for public companies for annual and interim periods beginning after December 15, 2017. Effective July 1, 2018, the Company adopted the new revenue standard using the modified retrospective transition approach by recognizing a cumulative adjustment to the opening balance of retained earnings.

Due to the implementation of ASU 2014-09, the Company has changed the timing of when it records retail promotions and rebates. The cumulative effect of the changes made to the Company’s consolidated balance sheet as of July 1, 2018 for the adoption of the new revenue standard was as follows:

	Balance as of	Adjustments	Balance as of
	June 30, 2018	Due to ASC 606	July 1, 2018
Accrued expenses and other current liabilities	$27,866	$4,029	$31,895
Deferred income taxes	1,427	(938)	489
Accumulated deficit	(61,717)	(3,091)	(64,808)

The following table summarizes the impact of ASU 2014-09 on the Company’s consolidated statement of operations for the year ended June 30, 2019:

			Balances without
Statement of Operations	As Reported	Effect of Change	adoption of ASC 606
Net sales	$466,381	$42	$466,423
Income before income tax expense	26,746	42	26,788
Income tax expense	5,392	8	5,400
Net income	21,354	34	21,388

The following table summarizes the impact of ASU 2014-09 on the Company’s consolidated balance sheet as of June 30, 2019:

			Balances without
Balance Sheet	As Reported	Effect of Change	adoption of ASC 606
Accrued expenses and other current liabilities	$41,421	$(4,071)	$37,350
Income taxes	3,870	946	4,816
Accumulated deficit	(43,454)	3,125	(40,329)

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flow, and other Topics. ASU 2016-15 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. The Company adopted this standard for its fiscal year beginning July 1, 2018.  The adoption of this standard did not have a material impact on the Company’s financial condition, results of operations, or cash flows.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This guidance eliminates Step 2 from the goodwill impairment test. Instead, an entity should recognize an impairment charge for the amount by which the carrying value exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company early adopted this standard for its annual goodwill impairment tests performed on June 30, 2019.  The adoption of this standard did not have a material impact on the Company’s financial condition, results of operations, or cash flows.

4. REVENUE RECOGNITION

The following table presents the Company’s revenue by major product categories for the year ended June 30, 2019:

	MasterCraft	NauticStar	Crest	Total
Major Product Categories
Boats and trailers	$301,010	$77,896	$75,742	$454,648
Parts	9,471	85	498	10,054
Other revenue	1,349	14	316	1,679
Total	$311,830	$77,995	$76,556	$466,381

As of July 1, 2018, the Company had $2,194 of contract liabilities associated with customer deposits. During the year ended June 30, 2019, all of this amount was recognized as revenue. As of June 30, 2019, total contract liabilities were $759 and were reported in Accrued expenses and other current liabilities on the consolidated balance sheet and are expected to be recognized as revenue during the year ended June 30, 2020.

See Note 3 for a description of the Company’s significant revenue recognition policies.

5. ACQUISITIONS

Crest Acquisition

On October 1, 2018, the Company completed its acquisition of Crest, a manufacturer of pontoon boats. With the acquisition of Crest, the Company expanded its product portfolio and now operates in three segments of the powerboat industry – performance sport boats, outboard saltwater fishing boats and pontoon boats. The purchase price was $81,729, including customary adjustments for working capital in the acquired business at the closing date. For accounting purposes, Crest meets the definition of a business and has been accounted for as a business combination. Beginning October 1, 2018, our consolidated statement of operations include the results of Crest. Since the date of acquisition, net sales of $76,556 and operating income of $7,055 have been included in our consolidated statement of operations.

The total consideration paid has been allocated to the assets acquired and liabilities assumed based on their fair values as of the date of acquisition. Amounts recorded for goodwill and intangible assets are disclosed in Note 8. The measurements of fair value were based on estimates utilizing the assistance of third-party valuation specialists. A combination of income, market and cost approaches were used for the valuation where appropriate, depending on the asset or liability being valued. Valuation inputs in these models and analyses considered market participant assumptions.

Management finalized the valuation related to the assets acquired and liabilities assumed, and the following table summarizes the purchase price allocation for the Crest acquisition:

Purchase Price:
Cash paid, net of cash acquired	$81,729

Recognized amounts of identifiable assets acquired and (liabilities assumed), at fair value:
Accounts receivable	$5,215
Inventories	9,853
Other current assets	179
Property, plant and equipment	1,840
Identifiable intangible assets	35,245
Current liabilities	(6,841)
Fair value of assets acquired and liabilities assumed	45,491
Goodwill	36,238
$81,729

The following table summarizes the intangible assets acquired as part of the acquisition:

	Estimates of Fair Value	Estimated Useful Life (in years)
Definite-lived intangible assets:
Dealer network	$18,000	10
Software	245	5
Indefinite-lived intangible asset:
Trade name	17,000
Total identifiable intangible assets	$35,245

The value allocated to inventories was based on the expected sales price of the inventory, less an estimated cost to complete and a reasonable profit margin. The value allocated to accounts receivable represents expected collection of those receivables. The fair value of the identifiable intangible assets was determined based on the following approaches:

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

The fair value of the definite-lived intangible assets are being amortized using the straight-line method to recognize the expense over the estimated useful life. Indefinite-lived intangible assets are not amortized, but instead are evaluated for potential impairment on an annual basis.  The weighted average useful life of identifiable definite-lived intangible assets acquired was 9.9 years. Goodwill of $36,238 resulting from the acquisition consists of future growth prospects including dealer expansion into new geographic markets and capacity expansion as well as intangible assets that do not qualify for separate recognition. The indefinite-lived intangible assets and goodwill acquired are expected to be deductible for income tax purposes.

The value allocated to property, plant and equipment reflects the fair value of the acquired property, plant and equipment using a combination of the income, cost, and market approaches, which are primarily based on significant Level 2 and Level 3 assumptions, such as estimates of absorption period, lease-up costs, market rent, operating expenses, and terminal capitalization and discount rates.

Acquisition related costs of $1,510, which were incurred by the Company during the fiscal year-ended June 30, 2019, were expensed in the period incurred, and are included in general and administrative expenses in the consolidated statement of operations.

Crest Related Party Transactions

Effective October 1, 2018, in connection with the purchase of Crest, the Company entered into a lease agreement with Crest Marine Real Estate LLC (“Real Estate”) for a manufacturing facility, storage and office building. The ten-year lease expires September 30, 2028, subject to four consecutive five year extension periods. The annual rent is $330 for the first five years of the lease term and will increase to $425 for the remaining five years. Additionally, during the option terms the rent will be adjusted every five years based on the increase in the Consumer Price Index. One of the minority owners of Real Estate is a member of the Crest management team. During the year ended June 30, 2019, the Company recognized related rent expense of $248.

Crest purchases fiberglass component parts from a supplier whose minority owner is the same member of the Crest management team that has a minority ownership in Real Estate. During year ended June 30, 2019, the Company purchased $2,830 of products from the supplier. As of June 30, 2019, the outstanding balance due to the supplier was $146.

NauticStar Acquisition

On October 2, 2017, the Company completed its acquisition of NauticStar which adds to its product diversity. The purchase price was $80,511, including customary adjustments for the amount of working capital in the acquired business at the closing date. The Company accounted for the transaction using the acquisition method.

The total consideration has been allocated to the assets acquired and liabilities assumed based on estimates of their fair values as of the date of acquisition. The Company has recorded the goodwill and intangible assets acquired based on their fair values as of October 2, 2017. The measurements of fair value were based upon estimates utilizing the assistance of third-party valuation specialists.

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

The value allocated to inventories reflects the fair value of the acquired inventory based on the sales price of the inventory, less cost to complete and a reasonable profit margin. The value allocated to accounts receivable represents the fair value of the acquired receivables based on the expected collection of those receivables. The fair value of the identifiable intangible assets was determined based on the following approaches:

•

Dealer Network - The value associated with NauticStar’s dealer network is attributed to its long-standing dealer distribution network. The estimate of fair value assigned to this asset was determined using the income approach, which requires an estimate or forecast of the expected future cash flows from the dealer network through the application of the multi-period excess earnings approach.

•

Trade Name - The value attributed to NauticStar’s trade name was determined using the relief from royalty method, a variation of the income approach, which requires an estimate or forecast of the expected future cash flows. The trade name has an indefinite life.

The fair value of the definite-lived intangible asset is being amortized using the straight-line method to amortization of intangible assets expense over the estimated useful life. Indefinite-lived intangible assets are not amortized, but instead are evaluated for potential impairment on an annual basis. The weighted average useful life of identifiable definite-lived intangible assets acquired was 10 years. Goodwill of $36,199 resulting from the acquisition consists of future growth prospects including dealer expansion into new geographic markets and capacity expansion as well as intangible assets that do not qualify for separate recognition such as an assembled workforce. The indefinite-lived intangible asset and goodwill acquired are expected to be deductible for income tax purposes.

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

Pro Forma Financial Information

The following unaudited pro forma consolidated results of operations for the fiscal year ended June 30, 2019, June 30, 2018 and June 30, 2017, assumes that the acquisition of NauticStar occurred as of July 1, 2017, and the acquisition of Crest occurred as of July 1, 2018. The unaudited pro forma financial information combines historical results of MasterCraft, NauticStar, and Crest with adjustments for depreciation and amortization attributable to preliminary fair value estimates on acquired tangible and intangible assets for the respective periods. Non-recurring pro forma adjustments associated with the fair value step up of inventory were included in the reported pro forma cost of sales and earnings. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of fiscal years 2018 and 2017, or the results that may occur in the future:

	Fiscal Years Ended
	2019	2018	2017
Net sales	$487,374	$423,630	$305,705
Net income	$21,619	$38,269	$20,919
Basic earnings per common share	$1.16	$2.06	$1.13
Diluted earnings per common share	$1.15	$2.04	$1.12

6. INVENTORIES

Inventories at June 30, 2019 and 2018 consisted of the following:

	2019	2018
Raw materials and supplies	$20,034	$9,587
Work in process	4,571	2,822
Finished goods	7,207	9,026
Obsolescence reserve	(1,152)	(968)
Total inventories	$30,660	$20,467

7. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment — net at June 30, 2019 and 2018, consisted of the following:

	2019	2018
Land and improvements	$1,901	$1,725
Buildings and improvements	15,652	11,960
Machinery and equipment	29,804	22,570
Furniture and fixtures	1,719	943
Construction in progress	4,866	3,564
Total property, plant, and equipment	53,942	40,762
Less accumulated depreciation	(20,306)	(18,497)
Property, plant, and equipment — net	$33,636	$22,265

Depreciation expense for the years ended June 30, 2019, 2018, and 2017 was $4,295, $3,489, and $3,124, respectively.

8. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table summarizes changes in the carrying amount of goodwill for the fiscal years ended June 30, 2019 and 2018.

	MasterCraft	NauticStar	Crest	Total
Balance as of June 30, 2017	$29,593	$—	$—	$29,593
Goodwill acquired	—	36,199	—	36,199
Balance as of June 30, 2018	29,593	36,199	—	65,792
Goodwill acquired	—	—	36,238	36,238
Impairment charges	—	(28,000)	—	(28,000)
Balance as of June 30, 2019	$29,593	$8,199	$36,238	$74,030

Goodwill acquired during the years ended June 30, 2019 and 2018 are related to the acquisitions as described in Note 5 and are derived from the value of the businesses acquired. The acquisitions represented operating segments added to our reporting structure and the related goodwill was assigned accordingly. For the purpose of goodwill impairment testing, the operating segments (MasterCraft, NauticStar and Crest) are considered reporting units and are tested on a stand-alone basis.

We performed our annual goodwill analysis as of June 30, 2019 and elected to early adopt ASU 2017-14 (See Note 3).  The goodwill impairment analysis required significant judgements to calculate the fair value for each reporting unit, including estimation of future cash flows, which is dependent on internal forecasts, estimation of long-term growth rate for each reporting unit, and determination of the weighted average cost of capital. A number of significant assumptions and estimates are involved in the application of the discounted cash flow model to forecast operating cash flows, including market growth and market share, sales volumes and prices, costs to produce, discount rate, and estimated capital needs. Management considers historical experience and all available information at the time that the fair values of its reporting units are estimated. Assumptions in estimating future cash flows are subject to a high degree of judgment and complexity.  Changes in assumptions and estimates may affect the fair value of goodwill and could result in impairment charges in future periods. As a result of our analysis, we recorded a goodwill impairment charge of $28,000 related to the NauticStar reporting unit. The impairment was principally a result of a decline, in the fiscal fourth quarter, in the outlook for sales and operating performance relative to our acquisition plan. This charge is included in Goodwill and other intangible asset impairment on the June 30, 2019 consolidated statement of operations. No goodwill impairment charges were recorded for the MasterCraft or Crest reporting units. It is possible that the Company’s assumptions regarding the key uncertainties in these fair value calculations could change in the near term. If actual results differ from the Company’s assumptions regarding the key uncertainties in these fair value calculations, it is possible that one or more of the Company’s reporting units could incur goodwill impairment charges in future periods.

NauticStar goodwill as of June 30, 2019 was $8,199. If our assessment of the relevant facts and circumstances change, or if the actual performance falls short of expected results, future impairment charges may be required. An impairment of goodwill may also lead us to record an impairment of other intangible assets.

We completed our annual goodwill impairment review during the fiscal fourth quarters of 2018 and 2017 and concluded that there were no indicators of goodwill impairment during those periods.

Other Intangible Assets

We have identified intangible assets with definite and indefinite lives primarily representing dealer networks, software and trade names. In fiscal 2019 and 2018, the acquisition of Crest added $35,245 and the acquisition of NauticStar added $36,000 of intangible assets respectively. The intangible assets acquired primarily represent trade names and dealer networks with a weighted average estimated useful life of the acquired assets of 10 years.  Refer to Note 5 for further discussion regarding the 2019 and 2018 acquisitions.

The following table presents changes in the carrying amount of other intangible assets, net.

	MasterCraft	NauticStar	Crest	Total
Balance as of June 30, 2017	$16,643	$—	$—	$16,643
Amortization	(107)	(1,490)	—	(1,597)
Intangible assets acquired	—	36,000	—	36,000
Balance as of June 30, 2018	$16,536	$34,510	$—	$51,046
Amortization	(107)	(1,998)	(1,387)	(3,492)
Intangible assets acquired	—	—	35,245	35,245
Impairment charges	—	(3,000)	—	(3,000)
Total other intangible assets	$16,429	$29,512	$33,858	$79,799

The following table presents the cost and accumulated amortization of our other intangible assets as of June 30, 2019 and 2018.

		June 30, 2019
	Estimated	Gross
	Useful	Carrying	Accumulated		Net Carrying
	Life in Years	Amount	Amortization	Impairment	Value
Dealer network	10 -14	$39,500	$(5,909)	$—	$33,591
Software	5	245	(37)	—	208
Trade names	Indefinite	49,000	—	(3,000)	46,000
Total identified other intangible assets		$88,745	$(5,946)	$(3,000)	$79,799

		June 30, 2018
	Estimated	Gross
	Useful	Carrying	Accumulated		Net Carrying
	Life in Years	Amount	Amortization	Impairment	Value
Dealer network	10 -14	$21,500	$(2,454)	$—	$19,046
Trade names	Indefinite	32,000	—	—	32,000
Total identified other intangible assets		$53,500	$(2,454)	$—	$51,046

Intangible assets that become fully amortized are removed from the accounts and are no longer represented in the gross carrying value or accumulated amortization. The trade names have been determined to have indefinite lives and are not being amortized, based on management’s expectation that trade names will generate cash flows for an indefinite period. Management expects to maintain usage of the trade names on existing products and introduce new products in the future under the trade names, thus extending their lives indefinitely.

During our annual assessment of indefinite-lived intangibles, trade names, the Company recorded an impairment charge on trade names of $3,000 related to the NauticStar reporting unit. The impairment was principally a result of a decline, in the fiscal fourth quarter, in the outlook for sales and operating performance relative to our acquisition plan. This charge was included in Goodwill and other intangible asset impairment on the consolidated statement of operations. No other intangible asset impairment loss was recorded for the MasterCraft or Crest reporting units.

Amortization expense for the fiscal years ended June 30, 2019, 2018, and 2017, was $3,492, $1,597 and $107, respectively. Estimated amortization expense for the five years subsequent to June 30, 2019, is presented in the following table:

Fiscal years ending June 30,
2020	$3,956
2021	3,956
2022	3,956
2023	3,956
2024	3,815
and thereafter	14,160
Total	$33,799

9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at June 30, 2019 and 2018, consisted of the following:

	2019	2018
Warranty	$17,205	$13,077
Dealer incentives	12,623	4,628
Compensation and related accruals	3,494	2,997
Floor plan interest	2,060	1,228
Inventory repurchase contingent obligation	1,936	1,265
Self-insurance	606	703
Debt interest	405	244
Other	3,092	3,724
Total accrued expenses and other current liabilities	$41,421	$27,866

The following table summarizes the activity in the accrued warranty liability for the years ended June 30, 2019 and 2018:

	2019	2018
Beginning balance	$13,077	$12,237
Additions for business acquisitions	990	945
Provisions	8,056	6,523
Payments made	(7,198)	(4,427)
Adjustments to preexisting warranties	2,280	(2,201)
Ending balance	$17,205	$13,077

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

Level 3 — Significant unobservable inputs that reflect a company’s own assumptions about the inputs that market participants would use in pricing an asset or liability.

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

Fair Value Measurements on a Recurring Basis

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and 2018:

	2019 Fair Measurements at the End of the Reporting Period Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset — interest rate cap	$—	$50	$—

	2018 Fair Measurements at the End of the Reporting Period Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset — interest rate cap	$—	$525	$—

Interest Rate Cap

In November 2017, the Company entered into an interest rate cap agreement (“Interest Rate Cap”) with a certain financial institution.  The Interest Rate Cap provides for the Company to receive monthly payments based on (i) an amortizing notional amount and (ii) the amount by which the one-month London Inter-Bank Offered Rate exceeds 2.00%. The notional amount as of June 30, 2019 was $32,813. The Interest Rate Cap will terminate on December 31, 2020.

The Interest Rate Cap is valued utilizing pricing models which use inputs such as interest rate forecasts and notional amounts. Fair value measurements for the Company’s Interest Rate Cap are classified under Level 2 because such measurements are based on significant other observable inputs. There were no transfers of assets or liabilities between Level 1 and Level 2 during the fiscal year ended June 30, 2019.

Fair Value Measurements on a Nonrecurring Basis

NauticStar Goodwill — The Company performed its annual goodwill analysis as of June 30, 2019.  As a result, the fair value of goodwill attributable to the NauticStar reporting unit was estimated to be $8,199 as of June 30, 2019.  Inputs used to estimate this fair value include significant unobservable inputs that reflect the Company’s own assumptions about the inputs that market participants would use and, therefore, goodwill attributable to the NauticStar reporting unit is classified within Level 3 of the fair value hierarchy.

NauticStar Trade Name — During the goodwill assessment noted above, the Company also analyzed indefinite-lived assets, or trade names. As a result, the fair value of the NauticStar trade name was estimated to be $13,000 as of June 30, 2019.  Inputs used to estimate this fair value include significant unobservable inputs that reflect the Company’s own assumptions about the inputs that market participants would use and, therefore, the NauticStar trade name is classified within Level 3 of the fair value hierarchy.

See Note 8 for a description of the valuation techniques and inputs used in the fair value measurement of goodwill attributable to the NauticStar reporting unit and the NauticStar trade name.

11. LONG-TERM DEBT

Long-term debt outstanding at June 30, 2019 and 2018 was as follows:

	2019	2018
Revolving credit facility	$—	$—
Senior secured term loans	115,349	76,656
Deferred debt issuance costs on term loans	(1,608)	(1,500)
Total debt	113,741	75,156
Less current portion of long-term debt	9,167	5,475
Less current portion of deferred debt issuance costs on term loans	(442)	(406)
Long-term debt — less current portion	$105,016	$70,087

Previously Existing Credit Facilities

In May 2016, the Company entered into a Second Amended and Restated Credit and Guaranty Agreement with a syndicate of certain financial institutions (the “Prior Credit Agreement”). The Prior Credit Agreement replaced the Company’s First Amended Credit Agreement, dated March 13, 2015 (as amended in February 2016). The Prior Credit Agreement provided the Company with an $80,000 senior secured credit facility, consisting of a $50,000 term loan and a $30,000 revolving credit facility. The Company used the proceeds to pay a $79,945 cash dividend to common stockholders in June 2016.  The cash dividend payment per share was $4.30 based on shares outstanding as of June 6, 2016.

On October 2, 2017, the Company entered into a Third Amended and Restated Credit and Guaranty Agreement with a syndicate of certain financial institutions (the “Third Amended Credit Agreement”). The Third Amended Credit Agreement replaced and paid off the Company’s Prior Credit Agreement, dated May 27, 2016. The Third Amended Credit Agreement provided the Company with a $145,000 senior secured credit facility, consisting of a $115,000 term loan (the “Third Term Loan”) and a $30,000 revolving credit facility. A portion of the proceeds from the Third Amended Credit Agreement were used for the Company’s acquisition of NauticStar.

The Third Amended Credit Agreement bore interest, at the Company’s option, at either the prime rate plus an applicable margin ranging from 0.75% to 1.75% or at an adjusted LIBOR plus an applicable margin ranging from 1.75% to 2.75%, in each case based on the Company’s senior leverage ratio. Based on the Company’s senior leverage ratio for the fiscal year ended June 30, 2018, the applicable margin for loans accruing interest at the prime rate was 1.0% and the applicable margin for loans accruing interest at LIBOR was 2.0%.  In connection with the Third Amended Credit Agreement, the Company paid $1,240 of deferred debt issuance costs during the year ended June 30, 2018.

Current Credit Facility

On October 1, 2018, the Company entered into a Fourth Amended and Restated Credit and Guaranty Agreement with a syndicate of certain financial institutions (the “Fourth Amended Credit Agreement”). The Fourth Amended Credit Agreement replaced the Company’s Third Amended and Restated Credit Agreement, dated October 2, 2017. The Fourth Amended Credit Agreement provides the Company with a $190,000 senior secured credit facility, consisting of a $75,000 term loan, and an $80,000 term loan (together, the “Term Loans”), and a $35,000 revolving credit facility (the “Revolving Credit Facility”). Proceeds from the $80,000 term loan were used to fund the Crest acquisition. The Fourth Amended Credit Agreement is secured by substantially all the assets of the Company. Holdings is a guarantor on the Fourth Amended Credit Agreement and the Fourth Amended Credit Agreement contains covenants that restrict the ability of Holdings’ subsidiaries to make distributions to Holdings. The Term Loans will mature and all remaining amounts outstanding thereunder will be due and payable on October 1, 2023. In connection with the Fourth Amended Credit Agreement, the Company paid $729 of deferred debt issuance costs during the year ended June 30, 2019.

Maturities for the Term Loans subsequent to June 30, 2019 are as follows:

Fiscal years ending June 30,
2020	$9,167
2021	9,167
2022	11,459
2023	12,222
2024	73,334
Total	$115,349

The Fourth Amended Credit Agreement bears interest, at the Company’s option, at either the prime rate plus an applicable margin ranging from 0.5% to 1.5% or at an adjusted LIBOR rate plus an applicable margin ranging from 1.5% to 2.5%, in each case based on the Company’s senior leverage ratio. Based on the Company’s senior leverage ratio as of June 30, 2019, the applicable margin for loans accruing interest at the prime rate is 0.75% and the applicable margin for loans accruing interest at LIBOR is 1.75%. As of June 30, 2019 and 2018, the effective interest rate on borrowings outstanding was 4.48% and 4.28%, respectively.

During the year ended June 30, 2019, the Company made voluntary prepayments on the Term Loans of $32,660, using cash generated from operations. As of June 30, 2019 and 2018, the Company’s unamortized debt issuance costs related to the Term Loans were $1,608 and $1,500, respectively. These costs are being amortized over the term of the Fourth Amended Credit Agreement.

As of June 30, 2019, the Company had no borrowings outstanding on its Revolving Credit Facility and the availability under the Revolving Credit Facility was $35,000. The Company’s unamortized debt issuance costs related to the Revolving Credit Facility was $451 and $383 as of June 30, 2019 and 2018, respectively. As of June 30, 2019, the Company was in compliance with all of its debt covenants under its Fourth Amended Credit Agreement.

12. INCOME TAXES

Earnings from continuing operations before income taxes and equity by jurisdiction were all in the U.S. except for income of $70 and $112 and a loss of $53 in 2019, 2018 and 2017, respectively.

For the years ended June 30, the components of the provision for income taxes are as follows:

	For the Years Ended June 30,
	2019	2018	2017
Current income tax expense:
Federal	$10,405	$12,140	$5,803
State	1,892	276	1,584
Benefit of operating loss carryforwards	(171)	(117)	(118)
Total current tax expense	12,126	12,299	7,269
Deferred tax (benefit) expense:
Federal	(5,837)	525	4,154
State	(897)	32	300
Total deferred tax (benefit) expense	(6,734)	557	4,454
Income tax expense	$5,392	$12,856	$11,723

The difference between the statutory and the effective federal tax rate for the periods below is attributable to the following:

	For the Years Ended June, 30
	2019	2018	2017
Statutory income tax rate	21.00%	28.06%	35.00%
State taxes (net of federal income tax benefit and valuation allowance)	2.48	2.32	2.83
Change in valuation allowance	(0.57)	—	—
Tax credits	(3.39)	(0.44)	(0.62)
Revalue of deferred taxes for change in federal tax rate	—	(1.23)	—
Uncertain tax positions	3.10	(1.73)	1.93
Permanent differences	(2.54)	(2.41)	(1.72)
Other	0.08	(0.09)	0.04
Effective income tax rate	20.16%	24.48%	37.46%

As of June 30, 2019 and 2018, a summary of the significant components of the Company’s deferred tax assets and liabilities was as follows:

	2019	2018
Deferred tax assets:
Warranty reserves	$3,848	$2,898
Intangible asset basis difference	2,306	—
Repurchase agreements	427	247
Accrued selling	1,354	—
Unrecognized tax benefits	520	357
Stock Compensation	704	467
State net operating loss	144	130
Foreign net operating loss	79	81
Valuation allowance	(81)	(211)
Credits	48	—
Total deferred tax assets	9,349	3,969
Deferred tax liabilities:
Depreciation	(3,037)	(1,262)
Intangible asset basis difference	—	(4,009)
Other	(72)	(125)
Total deferred tax liabilities	(3,109)	(5,396)
Net deferred tax assets (liabilities)	$6,240	$(1,427)

	2019	2018
Noncurrent deferred tax assets (liabilities)	6,240	(1,427)
Net deferred tax assets (liabilities)	$6,240	$(1,427)

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

The Company’s deferred tax liabilities decreased $647 in fiscal 2018 from the impact of the corporate tax rate change from the Tax Reform Act.

The Company has state net operating loss (NOL) carryforwards of $2,785 that expire in varying years ranging from June 30, 2024 to June 30, 2029, and foreign NOL carryforwards of $376 that can be carried forward indefinitely. However, the Company determined that it is more likely than not that the benefit from certain state and foreign NOL carryforwards will not be realized.  In recognition of this risk, the Company has provided a partial valuation allowance on the deferred tax assets relating to these state and foreign NOL carryforwards.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding accrued amounts for interest and penalties, is as follows:

	2019	2018
Balance at July 1	$1,711	$2,442
Additions based on tax positions related to the current year	889	373
Additions for tax positions of prior years	473	180
Reductions for tax positions of prior years	(25)	(61)
Settlements of tax positions from prior years	(544)	(1,223)
Balance at June 30	$2,504	$1,711

Of this total, $1,934 and $1,308 as of June 30, 2019 and 2018, respectively represent the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The total amount of interest and penalties recorded in the consolidated statements of operations for the years ended June 30, 2019, and 2018 was an expense of $120, and a benefit of $288, respectively. The amounts accrued for interest and penalties at June 30, 2019 and 2018 were $391 and $271 respectively and is presented in unrecognized tax positions on the accompanying consolidated balance sheets.

In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of June 30, 2019, the Company has not made a provision for U.S. or additional foreign withholding taxes on investments in foreign subsidiaries that are indefinitely reinvested. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances.

The Company and its subsidiaries are subject to U.S. federal income tax, as well as various other state income taxes and foreign income taxes. The Company is no longer subject to examination by taxing authorities for years before June 30, 2016. The Company expects the total amount of unrecognized benefits to increase by approximately $968 in the next twelve months. The Company records unrecognized tax benefits as liabilities and adjusts these liabilities when its judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.

13. SHARE-BASED COMPENSATION

During the year ended June 30, 2015 the Company adopted the Amended and Restated MCBC Holdings, Inc. 2015 Incentive Award Plan (“2015 Plan”) in order to facilitate the grant of cash and equity incentives to non-employee directors, employees, and consultants of the Company and certain of its affiliates and to enable the Company and certain of its affiliates to obtain and retain the services of these individuals, which is essential to its long-term success. On July 16, 2015 the Board amended and restated the 2015 Plan which provided that the aggregate number of shares available to be issued thereunder was 220,723. On July 22, 2015, the Company consummated an 11.139-for-1 stock split in connection with the Company’s initial public offering (“Stock Split”). In accordance with the terms of the 2015 Plan, the Stock Split increased the shares available for issuance commensurately, to 2,458,633 shares. The Plan provides for the grant of stock options, including incentive stock options, and nonqualified stock options (“NSOs”), restricted stock, dividend equivalents, stock payments, restricted stock units, restricted stock awards (“RSAs”), deferred stock, deferred stock units, performance awards, stock appreciation rights, performance stock units (“PSUs”), and cash awards.  As of June 30, 2019, there were 1,613,864 shares available for issuance under the 2015 Plan.

Restricted Stock Awards

Beginning in fiscal year 2017, all RSAs granted to non-employees vest over the remainder of that fiscal year, and all RSAs granted to employees vest over a period of between one to three years. Generally, non-vested RSAs are forfeited if employment is terminated prior to vesting.  RSAs are granted at a per share fair value equal to the market value of the Company’s common stock on the grant date. The Company recognizes the cost of non-vested RSAs ratably over the requisite service period.

During the years ended June 30, 2019, 2018 and 2017, the Company recognized $913, $616, and $321, respectively, of compensation expense for non-vested RSAs. The related income tax benefit recognized during the years ended June 30, 2019, 2018 and 2017 was $217, $190, and $121, respectively. The fair value of RSAs vested during the years ended June 30, 2019, 2018, and 2017 was $713, $434, and $240, respectively.

A summary of RSA activity for the years ended June 30, 2019, 2018 and 2017, is as follows:

	Number of Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value
Total Non-vested Restricted Stock Awards at June 30, 2016	—	$—
Granted	47,131	12.22
Vested	(18,740)	18.94
Forfeited	(1,974)	19.55
Total Non-vested Restricted Stock Awards at June 30, 2017	26,417	12.22
Granted	47,651	19.88
Vested	(25,870)	16.79
Forfeited	(4,888)	15.89
Total Non-vested Restricted Stock Awards at June 30, 2018	43,310	17.28
Granted	51,995	26.79
Vested	(33,093)	21.54
Forfeited	(8,408)	23.08
Total Non-vested Restricted Stock Awards at June 30, 2019	53,804	22.94

As of June 30, 2019, there was $764 of total unrecognized compensation expense related to non-vested RSAs. The Company expects this expense to be recognized over a weighted average period of 1.75 years.

Performance Stock Units

During the years ended June 30, 2019, 2018, and 2017, the Company granted performance shares to certain employees. The awards will be earned based on the Company’s achievement of certain performance criteria over a three-year performance period. The performance period for the awards commence on July 1 of the fiscal year in which they were granted and continue for a three-year period, ending on June 30 of the applicable year.  The probability of achieving the performance criteria is assessed quarterly. Following the determination of the Company’s achievement with respect to the performance criteria, the amount of shares awarded will be subject to adjustment based on the application of a total shareholder return (“TSR”) modifier. The grant date fair value is determined based on both the assessment of the probability of the Company’s achieving the performance criteria and an estimate of the expected TSR modifier. The TSR modifier estimate is determined by using a Monte Carlo Simulation model, which considers the likelihood of all possible outcomes of long-term market performance.  Compensation expense related to non-vested PSUs is recognized ratably over the performance period.

During the years ended June 30, 2019, 2018 and 2017, the Company recognized $563, $355, and $150, respectively, of compensation expense for non-vested PSUs. The related income tax benefit recognized during the years ended June 30, 2019, 2018 and 2017 was $134, $110, and $56, respectively. The fair value of PSUs vested during the year ended June 30, 2019 was $384. No PSUs vested during the years ended June 30, 2018 and 2017.

A summary of PSU activity for the years ending June 30, 2019, 2018 and 2017, is as follows:

	Number of Performance Stock Units Outstanding	Weighted Average Grant Date Fair Value
Total Non-vested Performance Stock Units at June 30, 2016	—	$—
Granted	42,586	11.85
Vested	—	—
Forfeited	(1,974)	11.85
Total Non-vested Performance Stock Units at June 30, 2017	40,612	11.85
Granted	26,416	19.62
Vested	—	—
Forfeited	(7,700)	14.42
Total Non-vested Performance Stock Units at June 30, 2018	59,328	14.98
Granted	35,122	25.70
Vested	(32,373)	11.85
Forfeited	(11,456)	19.73
Total Non-vested Performance Stock Units at June 30, 2019	50,621	23.34

As of June 30, 2019, there was $750 of total unrecognized compensation expense related to non-vested PSUs. The Company expects this expense to be recognized over a weighted average period of 1.8 years.

Nonqualified Stock Options

In July 2015, the Company granted 137,786 NSOs to certain employees at an option price equal to the $15.00 per share of the Company’s common stock, which was the initial public offering price. These NSOs vested in four equal annual installments on each of the first four grant date anniversaries. Pursuant to the terms of the 2015 Plan, the exercise price of options were reduced by $4.30, the amount of the special cash dividend paid on June 10, 2016, from an exercise price of $15.00 to an exercise price of $10.70. The other terms of the options remain unchanged.

The Company estimated the grant date fair value of stock options using the Black-Scholes pricing model assuming a risk-free interest rate of 1.93%, an expected term of 6.25 years, no dividend yield and a volatility rate of 56.7%. The Company determined that it did not have sufficient information on which to base a reasonable and supportable estimate of expected volatility of its share price, because of limited or no active stock transactions with third parties. Therefore, the Company elected to use the calculated value method. Under this method, the Company used comparable public companies to estimate expected volatility. The Company used historical data to estimate option exercise and post-vesting termination behavior. The risk-free interest rate for the expected term of the option was based on the U.S. Treasury yield curve in effect at the time of the grant.

During the years ended June 30, 2019, 2018 and 2017, the Company recognized $201, $215, and $240, respectively, of compensation expense for non-vested NSOs. The related income tax benefit recognized during the years ended June 30, 2019, 2018 and 2017 was $48, $66, and $91, respectively. The fair value of NSOs vested during the years ended June 30, 2019, 2018, and 2017 was $215, $215, and $253, respectively.

A summary of NSO activity for the years ending June 30, 2019, 2018, and 2017 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Yrs.)	Value
Outstanding at June 30, 2016	122,640	$10.70	9.1	$43
Granted	—	-	—	-
Exercised	(1,578)	10.70	—	-
Forfeited or expired	(4,734)	10.70	—	-
Outstanding at June 30, 2017	116,328	10.70	8.1	1,030
Granted	—	-	—	-
Exercised	(10,905)	10.70	—	-
Forfeited or expired	(12,298)	10.70	—	-
Outstanding at June 30, 2018	93,125	10.70	7.1	1,700
Granted	—	-	—	-
Exercised	(10,563)	10.70	—	-
Forfeited or expired	(1,703)	10.70	—	-
Outstanding at June 30, 2019	80,859	10.70	6.1	719

Fully vested and exercisable at June 30, 2019	56,556	10.70	6.1	503

14. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain equipment as well as the Crest production facility in Owosso, Michigan under operating lease agreements expiring through 2029. Rental expense for the years ended June 30, 2019, 2018, and 2017 was $712, $666, and $603, respectively. Future minimum rental payments under all non-cancelable operating leases with remaining lease terms in excess of one year at June 30, 2019, are as follows:

Fiscal years ending June 30,
2020	$703
2021	690
2022	628
2023	402
2024	402
and thereafter	1,806
Total	$4,631

Repurchase Obligations

Under certain conditions, the Company is obligated to repurchase new inventory repossessed from dealerships by financial institutions that provide credit to boat dealerships. Under the terms of these repurchase agreements, the Company is obligated to repurchase inventory repossessed by these financial institutions for a period ranging up to 30 months from the date of the original sale of the products to the respective dealers. Repossession of products by the financial institutions normally occurs when a dealer goes out of business or defaults with a lender. The maximum obligation of the Company under such floor plan agreements totaled approximately $229,744 as of June 30, 2019. We incurred no material impact from repurchase events during the years ended June 30, 2019, 2018, and 2017. The Company recorded a repurchase liability of $1,936 and $1,265 as of June 30, 2019 and 2018, respectively, after giving effect to proceeds anticipated to be received from the resale of those products to alternative dealers, and taking into consideration the credit quality of the dealers.

Purchase Commitments

The Company is engaged in an exclusive contract with a single vendor to provide engines for its MasterCraft performance sport boats. This contract makes this vendor the only supplier to MasterCraft for in-board engines and expires June 30, 2023. The Company is obligated to purchase a minimum number of engines for each model year under this contract. The Company could also be required to pay a penalty to this vendor in order to maintain exclusivity if annual purchases under the agreement fail to meet a certain threshold.

Legal Proceedings

The Company is involved in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

15. EARNINGS PER SHARE

The factors used in the earnings per share computation are as follows:

	2019	2018	2017
Net income	$21,354	$39,653	$19,570
Weighted average common shares — basic	18,653,892	18,619,793	18,592,885
Dilutive effect of assumed exercises of stock options	45,799	38,835	4,488
Dilutive effect of assumed restricted share awards/units	68,516	55,904	23,335
Weighted average outstanding shares — diluted	18,768,207	18,714,531	18,620,708
Basic earnings per share	$1.14	$2.13	$1.05
Diluted earnings per share	$1.14	$2.12	$1.05

The calculation of dilutive earnings per share for the years ended June 30, 2019, 2018, and 2017, exclude 10,681, 25,908, and 100,247 potentially dilutive stock options and restricted share awards/units which had the effect of being anti-dilutive.

16. SEGMENT INFORMATION

The Company designs, manufactures, and markets recreational performance sport boats, luxury day boats, and outboard boats under three operating and reportable segments: MasterCraft, NauticStar, and Crest. The Company’s segments are defined by the Company’s operational and reporting structures.

MasterCraft Segment

The MasterCraft segment produces boats under two product brands, MasterCraft and Aviara, at its Vonore, Tennessee facility. MasterCraft boats are premium recreational performance sport boats primarily used for water skiing, wakeboarding, wake surfing, and general recreational boating. Aviara boats are luxury day boats primarily used for general recreational boating. Production of Aviara boats began during the year ended June 30, 2019 and the Company began selling these boats in July 2019.

NauticStar Segment

The NauticStar segment produces boats at its Amory, Mississippi facility. NauticStar’s boats are primarily used for saltwater fishing and general recreational boating.

Crest Segment

The Crest segment produces pontoon boats at its Owosso, Michigan facility. Crest’s boats are primarily used for general recreational boating.

Each segment distributes its products through its own dealer network. The Company’s chief operating decision maker (“CODM”) regularly reviews the operating performance of each segment including measures of performance based on operating income. Each segment has its own management structure which is responsible for the operations of the segment and which is directly accountable to the CODM. The Company files a consolidated income tax return and does not allocate income taxes and other corporate-level expenses, including interest, to operating segments. All material corporate costs are allocated to the MasterCraft segment.

Sales outside of North America accounted for 5.2%, 7.5%, and 9.1% of the Company’s net sales for the years ended June 30, 2019, 2018, and 2017, respectively. The Company had no significant concentrations of sales to individual dealers or countries outside of North America during the years ended June 30, 2019 and 2018.

The following tables present selected financial information for the Company’s reportable segments for the years ended June 30, 2019, and 2018.

	Year Ended June 30, 2019
	MasterCraft	NauticStar	Crest	Consolidated
Net sales	$311,830	$77,995	$76,556	$466,381
Operating income	53,989	(27,785)	7,055	33,259
Depreciation and amortization	3,481	2,684	1,622	7,787
Goodwill and other intangible asset impairment	—	31,000	—	31,000
Purchases of property and equipment	11,730	2,069	265	14,064

	Year Ended June 30, 2018
	MasterCraft	NauticStar	Crest	Consolidated
Net sales	$266,319	$66,406	$—	$332,725
Operating income	49,363	6,620	—	55,983
Depreciation and amortization	3,283	1,803	—	5,086
Purchases of property and equipment	4,234	1,071	—	5,305

	As of June 30, 2019	As of June 30, 2018
Assets
MasterCraft	$273,046	$170,218
NauticStar	52,761	87,866
Crest	85,979	—
Eliminations	(163,013)	(81,160)
Total Assets	$248,773	$176,924

17. QUARTERLY FINANCIAL REPORTING (UNAUDITED)

The Company maintains its financial records on the basis of a fiscal year ending on June 30, with the fiscal quarters equaling thirteen weeks.  The following tables set forth summary quarterly financial information for the years ended June 30, 2019 and 2018. Due to effects of rounding, the quarterly results presented may not sum to the fiscal year results presented.

	Quarter Ended				Fiscal Year Ended
	June 30, 2019	March 31, 2019	December 30, 2018	September 30, 2018	June 30, 2019
Net sales	$122,809	$128,390	$121,541	$93,641	$466,381
Gross profit	31,493	31,357	27,074	23,203	113,127
Operating income (loss)	(11,538)	18,464	14,722	11,611	33,259
Net income (loss)	$(10,062)	$12,763	$10,188	$8,465	$21,354
Basic earnings per common share (loss)	$(0.54)	$0.68	$0.55	$0.45	$1.14
Diluted earnings per common share (loss)	$(0.54)	$0.68	$0.54	$0.45	$1.14
Weighted average shares used for computation of:
Basic earnings (loss) per common share	18,658,701	18,657,719	18,653,111	18,646,039	18,653,892
Diluted earnings (loss) per common share	18,658,701	18,756,605	18,772,322	18,768,764	18,768,207

	Quarter Ended				Fiscal Year Ended
	June 30, 2018	April 1, 2018	December 31, 2017	October 1, 2017	June 30, 2018
Net sales	$95,430	$93,811	$78,435	$65,049	$332,725
Gross profit	27,885	24,382	19,934	18,163	90,364
Operating income	18,938	15,199	10,782	11,064	55,983
Net income	$13,144	$11,454	$8,009	$7,046	$39,653
Basic earnings per common share	$0.71	$0.62	$0.43	$0.38	$2.13
Diluted earnings per common share	$0.70	$0.61	$0.43	$0.38	$2.12
Weighted average shares used for computation of:
Basic earnings per common share	18,619,834	18,622,083	18,619,834	18,615,100	18,619,793
Diluted earnings per common share	18,702,352	18,728,424	18,702,352	18,686,626	18,714,531