Form 10-Q
period 2019-09-29
MasterCraft Boat Holdings, Inc.
filed 2019-11-07
CIK 1638290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 29, 2019

OR

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of November 4, 2019, there were 18,853,997 shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains certain “forward-looking statements” within the meaning of the federal securities laws. These forward-looking statements can generally be identified by the use of statements that include words such as “could,” “may,” “might,” “will,” “expect,” “likely,” “believe,” “continue,” “anticipate,” “estimate,” “intend,” “plan,” “project” and other similar words or phrases. Forward-looking statements involve estimates and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements.

The forward-looking statements contained in this quarterly report on Form 10-Q are based on assumptions that we have made considering our industry experience and our perceptions of historical trends, current conditions, expected future developments and other important factors we believe are appropriate under the circumstances. As you read and consider this quarterly report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many important factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance anticipated in the forward-looking statements, including but not limited to the following: general economic conditions, demand for our products, changes in consumer preferences, competition within our industry, our reliance on our network of independent dealers, our ability to manage our manufacturing levels and our fixed cost base, the successful introduction of our new products and the other important factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, filed with the Securities and Exchange Commission (the “SEC”) on September 13, 2019. Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual operating and financial performance may vary in material respects from the performance projected in these forward-looking statements.

Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update any forward-looking statement contained in this quarterly report on Form 10-Q to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New important factors that could cause our business not to develop as we expect may emerge from time to time, and it is not possible for us to predict all of them.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)

	Three Months Ended
	September 29, 2019	September 30, 2018
NET SALES	$109,789	$93,641
COST OF SALES	84,256	70,438
GROSS PROFIT	25,533	23,203
OPERATING EXPENSES:
Selling and marketing	4,064	4,290
General and administrative	7,785	6,772
Amortization of other intangible assets	987	530
Total operating expenses	12,836	11,592
OPERATING INCOME	12,697	11,611
OTHER EXPENSE:
Interest expense	1,344	920
INCOME BEFORE INCOME TAX EXPENSE	11,353	10,691
INCOME TAX EXPENSE	2,730	2,226
NET INCOME	$8,623	$8,465

EARNINGS PER COMMON SHARE:
Basic	$0.46	$0.45
Diluted	$0.46	$0.45
WEIGHTED AVERAGE SHARES USED FOR COMPUTATION OF:
Basic earnings per share	18,723,845	18,646,039
Diluted earnings per share	18,770,756	18,768,764

Notes to Unaudited Condensed Consolidated Financial Statements form an integral part of the condensed consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	September 29,	June 30,
	2019	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,411	$5,826
Accounts receivable, net of allowances of $248 and $281, respectively	9,287	12,463
Income tax receivable	1,415	951
Inventories, net (Note 4)	34,914	30,660
Prepaid expenses and other current assets	4,560	4,464
Total current assets	56,587	54,364
Property, plant and equipment, net	35,982	33,636
Goodwill (Note 6)	74,030	74,030
Other intangible assets, net (Note 6)	78,811	79,799
Deferred income taxes	6,090	6,240
Deferred debt issuance costs, net	424	451
Finance lease assets (Note 8)	4,115	—
Operating lease assets (Note 8)	942	—
Other long-term assets	253	253
Total assets	$257,234	$248,773
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$16,974	$17,974
Income tax payable	—	426
Accrued expenses and other current liabilities (Note 5)	41,581	41,421
Current portion of long-term debt, net of unamortized debt issuance costs (Note 7)	8,734	8,725
Total current liabilities	67,289	68,546
Long-term debt, net of unamortized debt issuance costs (Note 7)	105,121	105,016
Operating lease liabilities (Note 8)	613	—
Unrecognized tax positions	3,102	2,895
Total liabilities	176,125	176,457
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value per share — authorized, 100,000,000 shares; issued and outstanding, 18,838,997 shares at September 29, 2019 and 18,764,037 shares at June 30, 2019	189	188
Additional paid-in capital	115,751	115,582
Accumulated deficit	(34,831)	(43,454)
Total stockholders' equity	81,109	72,316
Total liabilities and stockholders' equity	$257,234	$248,773

Notes to Unaudited Condensed Consolidated Financial Statements form an integral part of the condensed consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share data)

	Three Months Ended September 29, 2019
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2019	18,764,037	$188	$115,582	$(43,454)	$72,316
Equity-based compensation activity	74,960	1	169	—	170
Net income	—	—	—	8,623	8,623
Balance at September 29, 2019	18,838,997	$189	$115,751	$(34,831)	$81,109

	Three Months Ended September 30, 2018
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2018	18,682,338	$187	$114,052	$(61,717)	$52,522
Adoption of accounting standards	—	—	—	(3,091)	(3,091)
Equity-based compensation activity	39,082	—	279	—	279
Net income	—	—	—	8,465	8,465
Balance at September 30, 2018	18,721,420	$187	$114,331	$(56,343)	$58,175

Notes to Unaudited Condensed Consolidated Financial Statements form an integral part of the condensed consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Dollars in thousands)

	Three Months Ended
	September 29, 2019	September 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,623	$8,465
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,371	1,435
Noncash lease expense	152	—
Inventory obsolescence reserve	158	13
Amortization of debt issuance costs	142	127
Stock-based compensation	512	384
Change in interest rate cap fair value	37	(2)
Unrecognized tax benefits	207	115
Deferred income taxes	150	(284)
Net provision for doubtful accounts	(34)	66
Gain on disposal of fixed assets	(3)	(3)

Changes in operating assets and liabilities:
Accounts receivable	3,210	(3,861)
Inventories	(4,412)	(1,275)
Prepaid expenses and other current assets	(133)	(290)
Income tax receivable and payable, net	(890)	(1,381)
Other assets	—	(1)
Accounts payable	(412)	2,199
Accrued expenses and other current liabilities	(4,297)	(2,340)
Operating lease liabilities	(139)	—
Net cash provided by operating activities	5,242	3,367

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,328)	(3,425)
Proceeds from disposal of property and equipment	14	3
Net cash used in investing activities	(4,314)	(3,422)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid for withholding taxes on vested stock	(343)	(105)
Principal payments on long-term debt	—	(1,656)
Net cash used in financing activities	(343)	(1,761)
NET CHANGE IN CASH AND CASH EQUIVALENTS	585	(1,816)

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	5,826	7,909
CASH AND CASH EQUIVALENTS — END OF PERIOD	$6,411	$6,093
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$835	$1,025
Cash payments for income taxes	3,501	3,775
SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures in accounts payable and accrued expenses	321	—

Notes to Unaudited Condensed Consolidated Financial Statements form an integral part of the condensed consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unless stated otherwise dollars in thousands, except share and per share data)

1.ORGANIZATION, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES

Organization — MasterCraft Boat Holdings, Inc. (“Holdings”) was formed on January 28, 2000, as a Delaware holding company and operates primarily through its wholly owned subsidiaries, MasterCraft Boat Company, LLC, MasterCraft Services, LLC, MasterCraft Parts, Ltd., and MasterCraft International Sales Administration, Inc. (collectively, “MasterCraft”); Nautic Star, LLC and NS Transport, LLC (collectively, “NauticStar”); and Crest Marine LLC (“Crest”). Holdings and its subsidiaries collectively are referred to herein as the “Company”.

The Company is a leading innovator, designer, manufacturer, and marketer of recreational powerboats that operates in three reportable segments: MasterCraft, NauticStar and Crest. See Note 12 for information regarding the Company’s reportable segments.

Basis of Presentation — The Company’s fiscal year begins July 1 and ends June 30, with the interim quarterly reporting periods consisting of 13 weeks. Therefore, the quarter end will not always coincide with the date of the end of a calendar month.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements for the year ended June 30, 2019 and, in the opinion of management, reflect all adjustments considered necessary to present fairly the Company’s financial position as of September 29, 2019, its results of operations for the three months ended September 29, 2019 and September 30, 2018, its cash flows for the three months ended September 29, 2019 and September 30, 2018, and its statements of stockholders’ equity for the three months ended September 29, 2019 and September 30, 2018. All adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for financial information have been condensed or omitted pursuant to such rules and regulations. The June 30, 2019 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP for complete financial statements. However, management believes that the disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, which was filed with the SEC on September 13, 2019.

Due to the seasonality of the Company’s business, the interim results are not necessarily indicative of the results that may be expected for the remainder of the fiscal year.

With the exception of Accounting Standards Codification (“ASC”) 842 discussed below, there were no significant changes in or changes in the application of the Company’s significant or critical accounting policies or estimation procedures for the three months ended September 29, 2019 as compared with the significant accounting policies described in the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2019.

Recently Adopted Accounting Standards

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases, (“ASC 842”) which requires lessees to recognize assets and liabilities on the balance sheet for all leases with terms greater than twelve months. On July 1, 2019, the Company adopted ASC 842 and all related amendments. The Company elected the optional transition method provided by the FASB in ASU 2018-11, Leases (Topic 842): Targeted Improvements, and as a result, has not restated its condensed consolidated financial statements for prior periods presented. The Company has elected the package of practical expedients upon transition which allowed the Company to retain the lease classification for any leases that existed prior to adoption, to not reassess whether any contracts entered into prior to adoption are leases, and to not reassess initial direct costs for any leases that existed prior to adoption.

ASC 842 did not have a material impact on the Company's condensed consolidated statements of operations. The cumulative effect of the changes made to the Company's consolidated balance sheet as of July 1, 2019 for the adoption of ASC 842 was as follows:

	Balance as of	Adjustments	Balance as of
	June 30, 2019	Due to ASC 842	July 1, 2019
Assets
Operating lease assets	$-	$3,931	$3,931

Current liabilities
Accrued expenses and other current liabilities	41,421	547	41,968

Long-term liabilities
Operating lease liabilities	-	3,384	3,384

The Company determines if an arrangement is a lease at lease inception. Operating lease right-of-use (“ROU”) assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. As the Company's lease contracts generally do not include an implicit rate, the Company uses its incremental borrowing rate based on information available at commencement date in determining the present value of future payments. The incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in economic environments where the leased asset is located. The operating lease ROU asset also includes any initial direct costs and lease payments made prior to lease commencement, and excludes lease incentives incurred.

The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company may enter into lease agreements that contain both lease and non-lease components, which it has elected to account for as a single lease component for all asset classes. See Note 8 for information regarding the Company’s leases.

Share-Based Compensation

In June 2018, the Financial Accounting Standards Board issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This guidance provides clarity and reduces complexity when applying the guidance in Topic 718, Compensation—Stock Compensation to the term or condition of share-based payments to nonemployees. ASU 2018-07 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2018. The Company adopted this guidance for its fiscal year beginning July 1, 2019. The adoption of this standard did not have a material impact on its financial condition, results of operations, or cash flows.

Recently Issued Accounting Standards

Fair Value Measurements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This guidance modifies the disclosure requirements on fair value measurements in Topic 820 by removing disclosures regarding transfers between Level 1 and Level 2 of the fair value hierarchy, by modifying the measurement uncertainty disclosure, and by requiring additional disclosures for Level 3 fair value measurements, among others. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently evaluating the effect that the adoption of this new guidance is expected to have on our related disclosures.

2.	REVENUE RECOGNITION

The following tables present the Company’s revenue from contracts with customers by major product category and reportable segment.

	Three Months Ended September 29, 2019
	MasterCraft	NauticStar	Crest	Total
Major Product Categories:
Boats and trailers	$69,286	$17,834	$18,624	$105,744
Parts	3,432	160	181	3,773
Other revenue	195	1	76	272
Total	$72,913	$17,995	$18,881	$109,789

	Three Months Ended September 30, 2018
	MasterCraft	NauticStar	Crest(a)	Total
Major Product Categories:
Boats and trailers	$72,376	$17,123	$-	$89,499
Parts	3,581	280	-	3,861
Other revenue	277	4	-	281
Total	$76,234	$17,407	$-	$93,641

(a)	Crest was acquired on October 1, 2018.

Contract Liabilities

As of June 30, 2019, the Company had $0.8 million of contract liabilities associated with customer deposits. During the three months ended September 29, 2019, $0.7 million of this amount was recognized as revenue. As of September 29, 2019, total contract liabilities were $1.1 million and were reported in Accrued expenses and other current liabilities on the condensed consolidated balance sheet and are expected to be recognized as revenue during the remainder of the year ended June 30, 2020.

3.	RELATED PARTY TRANSACTIONS

Crest Facility Lease

In connection with the operations of Crest, the Company makes rental payments to Crest Marine Real Estate LLC (“Real Estate”) for a manufacturing facility, storage and office building (the “Crest Facility”).  One of the minority owners of Real Estate is a member of the Crest management team. The ten-year lease expires on September 30, 2028, and is subject to four consecutive, five-year renewal periods. The lease terms include an option for the Company to purchase the Crest Facility for an amount equal to its fair market value, as determined by appraisals and negotiation between the Company and Real Estate (the “Purchase Option”). The annual rent under the lease is $0.3 million for the first five years of the lease term and will increase to $0.4 million for the remaining five years. Additionally, at the beginning of each of the optional renewal terms the rent will be adjusted  based upon the change in the Consumer Price Index. During the three months ended September 29, 2019, the Company recognized lease expense of $0.1 million as a result of this lease. In accordance with the Purchase Option, on October 24, 2019 the Company purchased the Crest Facility for $4.1 million. See Note 8 for additional information regarding the purchase.

Crest Supplier Relationship

Crest purchases fiberglass component parts from a supplier whose minority owner is the same member of the Crest management team that has a minority ownership interest in Real Estate. During the three months ended September 29, 2019, the Company purchased $0.8 million  of products from the supplier. As of September 29, 2019 and June 30, 2019, the outstanding balance due to the supplier was $0.2 million and $0.1 million, respectively.

4.	INVENTORIES

Inventories consisted of the following:

	September 29, 2019	June 30, 2019
Raw materials and supplies	$21,357	$20,034
Work in process	4,931	4,571
Finished goods	9,936	7,207
Obsolescence reserve	(1,310)	(1,152)
Total inventories	$34,914	$30,660

5.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	September 29, 2019	June 30, 2019
Warranty	$17,690	$17,205
Dealer incentives	7,622	12,623
Current lease liabilities	4,457	—
Compensation and related accruals	2,456	3,494
Floor plan interest	3,328	2,060
Inventory repurchase contingent obligation	1,259	1,936
Self-insurance	716	606
Debt interest	743	405
Other	3,310	3,092
Total accrued expenses and other current liabilities	$41,581	$41,421

The following activity related to warranty liabilities was recorded in accrued expenses during the three months ended September 29, 2019 and September 30, 2018:

	September 29, 2019	September 30, 2018
Balance at the beginning of the period	$17,205	$13,077
Provisions	1,999	1,769
Payments made	(2,302)	(2,249)
Aggregate changes for preexisting warranties	788	857
Balance at the end of the period	$17,690	$13,454

6.GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amounts of goodwill as of September 29, 2019 and June 30, 2019, attributable to each of the Company’s reportable segments, were as follows:

	Gross Amount	Accumulated Impairment Losses	Total
MasterCraft	$29,593	$-	$29,593
NauticStar	36,199	(28,000)	8,199
Crest	36,238	-	36,238
Total	$102,030	$(28,000)	$74,030

The following table shows changes in the carrying amount of Other intangible assets, net.

	September 29, 2019			June 30, 2019
	Gross Amount	Accumulated Amortization / Impairment	Other intangible assets, net	Gross Amount	Accumulated Amortization / Impairment	Other intangible assets, net
Amortized intangible assets
Dealer networks	$39,500	$(6,885)	$32,615	$39,500	$(5,909)	$33,591
Software	245	(49)	196	245	(37)	208
	39,745	(6,934)	32,811	39,745	(5,946)	33,799

Unamortized intangible assets
Trade names	49,000	(3,000)	46,000	49,000	(3,000)	46,000
Total intangible assets	$88,745	$(9,934)	$78,811	$88,745	$(8,946)	$79,799

Amortization expense for the three months ended September 29, 2019 and September 30, 2018 was $1.0 million and $0.5 million, respectively.  Estimated amortization expense for the fiscal year ended June 30, 2020 is $4.0 million.

During the fiscal fourth quarter of the year ended June 30, 2019, the Company recorded a $28.0 million impairment of goodwill and a $3.0 million impairment of trade name in our NauticStar segment. Because the carrying value of the NauticStar segment was equal to its fair value at June 30, 2019, as a result of the fiscal 2019 impairments, if actual performance of the NauticStar segment falls short of expected results, additional material impairment charges may be required. During the three months ended September 29, 2019, the Company assessed for triggering events that could indicate the need to perform an impairment test and concluded there were no triggering events during the period.

7.LONG-TERM DEBT

Long-term debt outstanding is as follows:

	September 29, 2019	June 30, 2019
Senior secured term loans	$115,349	$115,349
Debt issuance costs on term loans	(1,494)	(1,608)
Total debt	113,855	113,741
Less current portion of long-term debt	9,167	9,167
Less current portion of debt issuance costs on term loans	(433)	(442)
Long-term debt — less current portion	$105,121	$105,016

On October 1, 2018, the Company entered into the Fourth Amended and Restated Credit and Guaranty Agreement with a syndicate of certain financial institutions (the “Fourth Amended Credit Agreement”). The Fourth Amended Credit Agreement replaced the Company’s Third Amended and Restated Credit Agreement, dated October 2, 2017. The Fourth Amended Credit Agreement provides the Company with a $190.0 million senior secured credit facility, consisting of a $75.0 million term loan, and an $80.0 million term loan (together, the “Term Loans”), and a $35.0 million revolving credit facility (the “Revolving Credit Facility”).

The Fourth Amended Credit Agreement bears interest, at the Company’s option, at either the prime rate plus an applicable margin ranging from 0.5% to 1.5% or at an adjusted LIBOR rate plus an applicable margin ranging from 1.5% to 2.5%, in each case based on the Company’s senior leverage ratio. Based on the Company’s senior leverage ratio as of September 29, 2019, the applicable margin for loans accruing interest at the prime rate is 0.75% and the applicable margin for loans accruing interest at LIBOR is 1.75%.

As of September 29, 2019 and June 30, 2019, the Company’s unamortized debt issuance costs related to the Term Loans were $1.5 million and $1.6 million, respectively. These costs are being amortized over the term of the Fourth Amended Credit Agreement.

As of September 29, 2019, the Company had no borrowings outstanding on its Revolving Credit Facility and the availability under the Revolving Credit Facility was $35.0 million. The Company’s unamortized debt issuance costs related to the Revolving Credit Facility were $0.4 million and $0.5 million as of September 29, 2019 and June 30, 2019, respectively. As of September 29, 2019, the Company was in compliance with its financial covenants under the Fourth Amended Credit Agreement.

8.          LEASES

The Company has lease agreements for the Crest Facility and certain personal property. Leases with an initial lease term of 12 months or less are not recorded on the balance sheet.

Certain leases include one or more options to renew, with renewal terms that can extend the lease term from one to five years or more. The exercise of lease renewal options is at the Company’s sole discretion. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

As of September 29, 2019, the Company’s most significant lease is for the Crest Facility which includes the Purchase Option for the Company to acquire the premises. Upon adoption of ASC 842 on July 1, 2019, this lease was classified as an operating lease. During the three months ended September 29, 2019, the decision was made to exercise the Purchase Option which resulted in $2.8 million of operating lease assets and liabilities being reclassified to finance lease assets and liabilities on the September 29, 2019 condensed consolidated balance sheet. In addition, the decision to exercise the Purchase Option resulted in the remeasurement of the related lease balances which added $1.3 million of additional finance lease assets and finance lease liabilities to the September 29, 2019 condensed consolidated balance sheet.

A summary of the Company's lease assets and lease liabilities as of September 29, 2019 is as follows:

	Classification	September 29, 2019
Lease Assets
Finance lease assets	Finance lease assets	$4,115
Operating lease assets	Operating lease assets	942
Total lease assets		$5,057

Lease Liabilities
Current finance lease liabilities	Accrued expenses and other current liabilities	$4,128
Current operating lease liabilities	Accrued expenses and other current liabilities	329
Non-current operating lease liabilities	Operating lease liabilities	613
Total lease liabilities		$5,070

In accordance with the Purchase Option, on October 24, 2019 the Company completed the purchase of the Crest Facility for $4.1 million. The purchase price was determined by appraisal and negotiation between the Company and Real Estate. The Company funded the purchase by utilizing cash from operations.

A summary of the Company's total lease cost for the three months ended September 29, 2019 is as follows:

	Classification	September 29, 2019
Operating lease cost	Cost of sales	$198
	General and administrative	6
Total lease cost(a)		$204

(a)	Includes total variable lease cost and total short-term lease cost, both of which were immaterial.

The Company's maturity analysis of its operating lease liabilities as of September 29, 2019 is as follows:

Remainder of 2020	$312
2021	380
2022	303
2023	72
2024	1
Total lease payments	1,068
Less: Interest	(76)
Present value of lease payments	$992

The total weighted-average discount rate and remaining lease term for the Company's operating leases were 4.73% and 2.8 years, respectively, as of September 29, 2019. Total operating cash flows related to operating leases were $0.2 million for the three months ended September 29, 2019.

Future minimum rental payments under all non-cancelable operating leases with remaining lease terms in excess of one year at June 30, 2019, were as follows:

2020	$703
2021	690
2022	628
2023	402
2024	402
Thereafter	1,806
Total	$4,631

9.	INCOME TAXES

The Company’s consolidated interim effective tax rate is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items.  During the three months ended September 29, 2019 and September 30, 2018, the Company’s effective tax rate was 24.0% and 20.8%, respectively.  The differences between the Company’s effective tax rates and the statutory federal tax rate of 21.0% primarily relate to the inclusion of the state tax rate in the overall effective rate and a permanent benefit associated with the foreign derived intangible income deduction. The Company’s effective tax rate for the three months ended September 29, 2019 is higher compared to the effective tax rate for the three months ended September 30, 2018, primarily due to favorable discrete adjustments which reduced the effective tax rate for the three months ended September 30, 2018.

10.	EARNINGS PER SHARE

The following table sets forth the computation of the Company’s earnings per share:

	Three Months Ended
	September 29, 2019	September 30, 2018
Net income	$8,623	$8,465
Weighted average common shares — basic	18,723,845	18,646,039
Dilutive effect of assumed exercises of stock options	27,474	52,353
Dilutive effect of assumed restricted share awards/units	19,437	70,372
Weighted average outstanding shares — diluted	18,770,756	18,768,764
Basic earnings per share	$0.46	$0.45
Diluted earnings per share	$0.46	$0.45

For the three months ended September 29, 2019, the weighted average shares that were anti-dilutive, and therefore excluded from the computation of diluted earnings per share, included 56,108  and 42,919 of  restricted stock awards (“RSAs”) and   performance stock units (“PSUs”), respectively. For the three months ended September 30, 2018, there were no anti-dilutive weighted average shares to be excluded from the computation of diluted earnings per share.

11.	SHARE-BASED COMPENSATION

The following table presents the components of share-based compensation expense by award type.

	September 29, 2019	September 30, 2018
Stock options	$9	$54
Restricted stock awards	252	202
Performance stock units	251	128
Share-based compensation expense	$512	$384

Restricted Stock Awards

During the three months ended September 29, 2019, the Company granted 79,894 RSAs to the Company’s non-executive directors, officers and certain other key employees. The shares of restricted stock granted during the three months ended September 29, 2019, vest pro-rata over three years for officers and certain other key employees and over one year for non-executive directors. We determined the fair value of the shares awarded by using the close price of our common stock as of the date of grant. The weighted average grant date value of RSAs granted in the three months ended September 29, 2019, was $18.03 per share.

The following table summarizes the status of nonvested RSAs as of September 29, 2019, and changes during the three months then ended.

		Average
	Nonvested	Grant-Date
	Restricted	Fair Value
	Shares	(per share)
Nonvested at June 30, 2019	53,804	$22.94
Granted	79,894	$18.03
Vested	(23,173)	$20.39
Forfeited	-	$-
Nonvested at September 29, 2019	110,525	$19.93

As of September 29, 2019, there was $2.0 million of total unrecognized compensation expense related to nonvested RSAs.  The Company expects this expense to be recognized over a weighted average period of 2.1 years.

Performance Stock Units

PSUs are a form of long-term incentive compensation awarded to executive officers and certain other key employees designed to directly align the interests of employees to the interests of the Company’s stockholders, and to create long-term stockholder value. The awards will be earned based on the Company’s achievement of certain performance criteria over a three-year performance period. The performance period for the awards commence on July 1 of the fiscal year in which they were granted and continue for a three-year period, ending on June 30 of the applicable year. The probability of achieving the performance criteria is assessed quarterly. Following the determination of the Company’s achievement with respect to the performance criteria, the amount of shares awarded is subject to adjustment based on the application of a total shareholder return (“TSR”) modifier. The grant date fair value is determined based on both the assessment of the probability of the Company’s achieving the performance criteria and an estimate of the expected TSR modifier. The TSR modifier estimate is determined using a Monte Carlo Simulation model, which considers the likelihood of numerous possible outcomes of long-term market performance. Compensation expense related to nonvested PSUs is recognized ratably over the performance period.

The following table summarizes the status of nonvested PSUs as of September 29, 2019, and changes during the three months then ended.

		Average
	Nonvested	Grant-Date
	Performance	Fair Value
	Stock Units	(per share)
Nonvested at June 30, 2019	50,621	$23.34
Granted	53,485	18.47
Vested	-	-
Forfeited	-	-
Nonvested at September 29, 2019	104,106	20.84

As of September 29, 2019, there was $1.6 million of total unrecognized compensation expense related to nonvested PSUs.  The Company expects this expense to be recognized over a weighted average period of 2.3 years.

12.SEGMENT INFORMATION

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

The following tables present financial information for the Company’s reportable segments for the three months ended September 29, 2019 and September 30, 2018 and the Company’s financial position at September 29, 2019 and June 30, 2019.

	Three Months Ended September 29, 2019
	MasterCraft	NauticStar	Crest	Consolidated
Net sales	$72,913	$17,995	$18,881	$109,789
Operating income	12,207	27	463	12,697
Depreciation and amortization	1,020	801	550	2,371
Purchases of property and equipment	2,733	819	776	4,328

	Three Months Ended September 30, 2018
	MasterCraft	NauticStar	Crest(a)	Consolidated
Net sales	$76,234	$17,407	$—	$93,641
Operating income	11,530	81	—	11,611
Depreciation and amortization	805	630	—	1,435
Purchases of property and equipment	2,735	690	—	3,425

(a)	Crest was acquired on October 1, 2018.

	As of September 29, 2019	As of June 30, 2019
Assets:
MasterCraft	$279,370	$273,046
NauticStar	52,911	52,761
Crest	87,966	85,979
Eliminations	(163,013)	(163,013)
Total assets	$257,234	$248,773

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read together with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. In addition, the statements in this discussion and analysis regarding industry outlook, our expectations regarding the performance of our business, anticipated financial results, liquidity and the other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Cautionary Note Regarding Forward-Looking Statements” above and in “Risk Factors” set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Certain statements in the following discussions are based on non-GAAP financial measures. A “non-GAAP financial measure” is a numerical measure of a registrant’s historical or future financial performance, financial position or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with U.S GAAP in the statements of operations, balance sheets or statements of cash flows of the issuer; or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented. Non-GAAP financial measures do not include operating and statistical measures. The Company includes non-GAAP financial measures in Management’s Discussion and Analysis, as the Company’s management believes that these measures and the information they provide are useful to users of the financial statements, including investors, because they permit users of the financial statements to view the Company’s performance using the same tools that management utilizes and to better evaluate the Company’s ongoing business performance. In order to better align the Company’s reported results with the internal metrics used by the Company's management to evaluate business performance as well as to provide better comparisons to prior periods and peer data, non-GAAP measures exclude the impact of purchase accounting amortization related to business acquisitions.

Overview

Consolidated net sales were $109.8 million for the first quarter of 2020, which represented an increase of 17.2 percent as compared to the first quarter of 2019, primarily due to the inclusion of Crest, which was acquired during the second quarter of 2019. The increase was partially offset by a decrease for the MasterCraft segment as a result of lower unit sales volume.

Consolidated gross profit increased 10.0 percent, primarily due to the inclusion of Crest. Consolidated gross margin percentage decreased by 1.5 percentage points to 23.3 percent for the first quarter of 2020 from 24.8 percent for the first quarter of 2019, primarily due to the dilutive inclusion of Crest, partially offset by gross profit margin percentage improvement at both MasterCraft and NauticStar.

Consolidated net income was $8.6 million for the first quarter of 2020, representing an increase of 1.9 percent as compared to the first quarter of 2019. Consolidated diluted net income per share was $0.46, or 2.2 percent higher compared to the same prior year period, primarily due to the inclusion of Crest and strong operating results at MasterCraft.

We began selling boats under the Aviara brand during the first quarter of 2020. Aviara boats are designed, engineered, and manufactured to meet the exacting specifications of consumers seeking the ultimate luxury recreational day boat experience. The brand’s first model, the AV32 began shipping during the first quarter of 2020, and we expect to introduce two additional models, the AV36 and the AV40 later in fiscal 2020. Aviara is built in our MasterCraft facility and is part of the MasterCraft segment.

Results of Operations

The table below presents our consolidated results of operations for the three months ended:

	Three Months Ended		2020 vs. 2019
	September 29, 2019	September 30, 2018	Change	% Change
	(Dollars in thousands)
Consolidated statements of operations:
NET SALES	$109,789	$93,641	$16,148	17.2%
COST OF SALES	84,256	70,438	13,818	19.6%
GROSS PROFIT	25,533	23,203	2,330	10.0%
OPERATING EXPENSES:
Selling and marketing	4,064	4,290	(226)	(5.3%)
General and administrative	7,785	6,772	1,013	15.0%
Amortization of other intangible assets	987	530	457	86.2%
Total operating expenses	12,836	11,592	1,244	10.7%
OPERATING INCOME	12,697	11,611	1,086	9.4%
OTHER EXPENSE:
Interest expense	1,344	920	424	46.1%
INCOME BEFORE INCOME TAX EXPENSE	11,353	10,691	662	6.2%
INCOME TAX EXPENSE	2,730	2,226	504	22.6%
NET INCOME	$8,623	$8,465	$158	1.9%
Additional financial and other data:
Unit sales volume:
MasterCraft	741	848	(107)	(12.6%)
NauticStar	396	426	(30)	(7.0%)
Crest	526	—	526
Consolidated unit sales volume	1,663	1,274	389	30.5%
Net sales:
MasterCraft	$72,913	$76,234	$(3,321)	(4.4%)
NauticStar	17,995	17,407	588	3.4%
Crest	18,881	—	18,881
Consolidated net sales	$109,789	$93,641	$16,148	17.2%
Net sales per unit:
MasterCraft	$98	$90	$8	8.9%
NauticStar	45	41	4	9.8%
Crest	36	—
Consolidated net sales per unit	66	74	(8)	(10.8%)
Gross margin percentage	23.3%	24.8%	-150 bpts

Three Months Ended September 29, 2019 Compared to the Three Months Ended September 30, 2018

Net Sales.  Net Sales for the first quarter were $109.8 million, an increase of $16.1 million, or 17.2 percent, compared to $93.6 million for the prior-year period. The increase was primarily due to:

•	the inclusion of Crest, acquired during the second quarter of 2019, which contributed incremental net sales of $18.9 million;
•	a $0.6 million increase for NauticStar driven by higher wholesale average selling prices due to a greater mix of larger products and price increases, partially offset by lower unit sales volumes; and
•

a $3.3 million decrease for the MasterCraft segment, primarily due to lower unit sales volumes for our MasterCraft brand as we work to right-size our dealer inventory levels after the weather-impacted summer selling season, partially offset by a richer mix of higher-priced and higher-contented models. The decrease for the MasterCraft brand was partially offset by the start of sales for our new Aviara brand.

Gross Profit and Gross Margin Percentage.  Gross profit increased $2.3 million, or 10.0 percent, to $25.5 million compared to $23.2 million for the prior-year period. The increase was primarily due to the inclusion of Crest which grew gross profit by $2.6 million.

Consolidated gross margin percentage decreased primarily due to the inclusion of Crest, as Crest generates a lower gross margin percentage than our MasterCraft segment. This dilutive effect on consolidated gross margin percentage was partially offset by margin improvement at our MasterCraft segment, driven by price increases, lower discounts and lower materials cost relative to gross sales at our MasterCraft brand, and at NauticStar, primarily driven by price increases and operational efficiencies.

Operating Expenses. Operating expenses increased $1.2 million, or 10.7 percent, to $12.8 million for the first quarter compared to $11.6 million for the prior-year period. The increase was primarily due to:

•	the inclusion of Crest which added $2.2 million; partially offset by
•	a $1.1 million decrease at our MasterCraft segment due to lower acquisition-related costs and lower selling and marketing costs partially offset by higher legal and professional fees.

Interest Expense.  Interest expense increased $0.4 million, or 46.1 percent, primarily due to an increase in our term loan balance related to the Crest acquisition during the fiscal second quarter of 2019.

Income Tax Expense.  Our consolidated interim effective income tax rate increased to 24.0 percent for the first quarter of fiscal 2020 from 20.8 percent for first quarter 2019, primarily due to favorable discrete adjustments for the first quarter of 2019, which reduced the interim effective tax rate for that period.

Non-GAAP Measures

EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin

We define EBITDA as earnings before interest expense, income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA further adjusted to eliminate certain non-cash charges or other items that we do not consider to be indicative of our core and/or ongoing operations. For the periods presented herein, these adjustments include non-cash share-based compensation, transaction expenses associated with acquisitions, and Aviara (new brand) startup costs. We define Adjusted EBITDA Margin as Adjusted EBITDA expressed as a percentage of Net sales.

Adjusted Net Income and Adjusted Net Income per share

We define Adjusted Net Income and Adjusted Net Income per share as net income adjusted to eliminate certain non-cash charges or other items that we do not consider to be indicative of our core and/or ongoing operations. For the periods presented herein, these adjustments include non-cash other intangible asset amortization, non-cash share-based compensation, transaction expenses associated with acquisitions, and Aviara (new brand) startup costs.

EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income, and Adjusted Net Income per share, which we refer to collectively as the Non-GAAP Measures, are not measures of net income or operating income as determined under accounting principles generally accepted in the United States, or U.S. GAAP. EBITDA, Adjusted EBITDA, Adjusted Net Income, and Adjusted Net Income per share are not measures of performance in accordance with U.S. GAAP and should not be considered as an alternative to net income, net income per share, or operating cash flows determined in accordance with U.S. GAAP. Additionally, Adjusted EBITDA is not intended to be a measure of cash flow for management’s discretionary use. We believe that the inclusion of the Non-GAAP Measures is appropriate to provide additional information to investors because securities analysts and investors use the Non-GAAP Measures to assess our operating performance across periods on a consistent basis and to evaluate the relative risk of an investment in our securities. We use Adjusted Net Income and Adjusted Net Income per share to facilitate a comparison of our operating performance on a consistent basis from period to period that, when viewed in combination with our results prepared in accordance with U.S. GAAP, provides a more complete understanding of factors and trends affecting our business than does U.S. GAAP measures alone.  We believe Adjusted Net Income and Adjusted Net Income per share assists our board of directors, management, investors, and other users of the financial statements in comparing our net income on a consistent basis from period to period because it removes non-cash items and items not indicative of our core and/or ongoing operations. Adjusted EBITDA, Adjusted Net Income, and Adjusted Net Income per share have limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

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
•

Adjusted Net Income, Adjusted Net Income per share, and Adjusted EBITDA do not reflect the impact of earnings or charges resulting from matters we do not consider to be indicative of our core and/or ongoing operations, but may nonetheless have a material impact on our results of operations.

In addition, because not all companies use identical calculations, our presentation of Adjusted EBITDA, Adjusted Net Income, and Adjusted Net Income per share may not be comparable to similarly titled measures of other companies, including companies in our industry.

The following table presents a reconciliation of net income as determined in accordance with U.S. GAAP to EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin for the periods indicated:

	Three Months Ended
	September 29, 2019	September 30, 2018
	(Dollars in thousands)
Net income	$8,623	$8,465
Income tax expense	2,730	2,226
Interest expense	1,344	920
Depreciation and amortization	2,371	1,435
EBITDA	15,068	13,046
Transaction expense(a)	-	1,318
Aviara start-up costs(b)	308	280
Share-based compensation	512	384
Adjusted EBITDA	$15,888	$15,028
Adjusted EBITDA Margin	14.5%	16.0%

(a)	Represents fees and expenses associated with our acquisition of Crest in fiscal 2019.
(b)

Represents start-up costs associated with Aviara, a completely new boat brand in an industry category previously not served by the Company. We began selling the brand’s first model, the AV32, during the first quarter of 2020 and  we expect to begin selling two more models, the AV36 and the AV40, late in fiscal 2020. Start-up costs for the first quarter of 2020 are related to the AV36 and AV40 models. Start-up costs for the first quarter of 2019 are related to the launch of the Aviara brand and the three initial Aviara models which had not yet begun selling. We expect to adjust EBITDA for Aviara start-up costs through fiscal 2020.

The following table presents a reconciliation of net income as determined in accordance with U.S. GAAP to Adjusted Net Income for the periods indicated:

	Three Months Ended
	September 29, 2019	September 30, 2018
	(Dollars in thousands, except share and per share amounts)
Net income	$8,623	$8,465
Income tax expense	2,730	2,226
Transaction expense(a)	-	1,318
Amortization of acquisition intangibles	960	503
Aviara start-up costs(b)	308	280
Share-based compensation	512	384
Adjusted Net Income before income taxes	13,133	13,176
Adjusted income tax expense(c)	3,021	2,965
Adjusted Net Income	$10,112	$10,211

Adjusted Net Income per common share
Basic	$0.54	$0.55
Diluted	$0.53	$0.54
Weighted average shares used for the computation of:
Basic Adjusted Net Income per share	18,723,845	18,646,039
Diluted Adjusted Net Income per share(d)	18,960,678	18,874,494

(a)	Represents fees and expenses associated with our acquisition of Crest in fiscal 2019.
(b)

Represents start-up costs associated with Aviara, a completely new boat brand in an industry category previously not served by the Company. We began selling the brand’s first model, the AV32, during the first quarter of 2020 and  we expect to begin selling two more models, the AV36 and the AV40, late in fiscal 2020. Start-up costs for the first quarter of 2020 are related to the AV36 and AV40 models. Start-up costs for the first quarter of 2019 are related to the launch of the Aviara brand and the three initial Aviara models which had not yet begun selling. We expect to adjust EBITDA for Aviara start-up costs through fiscal 2020.

(c)	Reflects income tax expense at an estimated annual effective income tax rate of 23.0% for fiscal 2020 and 22.5% for the prior-year period.
(d)	See table below for reconciliation of weighted average shares used for computation of Basic earnings per share to weighted average shares used for Dilutive Adjusted Net Income per share.

The following table presents the reconciliation of weighted average shares used for computation of Basic earnings per share to weighted average shares used for Diluted Adjusted Net income per share:

	Three Months Ended
	September 29, 2019	September 30, 2018
Weighted average shares used for computation of Basic earnings per share	18,723,845	18,646,039
Dilutive effect of outstanding stock options(a)	22,202	65,354
Dilutive effect of outstanding restricted share awards/units(b)	214,631	163,101
Weighted average shares used for the computation of Diluted Adjusted Net Income per share	18,960,678	18,874,494

(a)

Represents the dilutive effect of stock options calculated using the treasury stock method, but instead of using the average market price, the market price on the last business day of the period is used.

(b)	Represents the dilutive effect of restricted stock awards (“RSAs”) and performance share units (“PSUs”) assuming the total outstanding awards/unit at each period end are fully dilutive.

The following table presents the reconciliation of net income per diluted share to Adjusted net income per diluted weighted average share for the periods presented:

	Three Months Ended
	September 29, 2019	September 30, 2018
Net income per diluted share	$0.46	$0.45
Impact of adjustments:
Income tax expense	0.15	0.12
Transaction expense(a)	-	0.07
Amortization of acquisition intangibles	0.05	0.03
Aviara start-up costs(b)	0.02	0.01
Share-based compensation	0.03	0.02
Adjusted Net Income per diluted share before income taxes	0.71	0.70
Impact of adjusted income tax expense on net income per diluted share before income taxes(c)	(0.16)	(0.16)
Impact of increased share count(d)	(0.02)	-
Adjusted Net Income per diluted weighted average share	$0.53	$0.54

(a)	Represents fees and expenses associated with our acquisition of Crest in fiscal 2019.
(b)

Represents start-up costs associated with Aviara, a completely new boat brand in an industry category previously not served by the Company. We began selling the brand’s first model, the AV32, during the first quarter of 2020 and  we expect to begin selling two more models, the AV36 and the AV40, late in fiscal 2020. Start-up costs for the first quarter of 2020 are related to the AV36 and AV40 models. Start-up costs for the first quarter of 2019 are related to the launch of the Aviara brand and the three initial Aviara models which had not yet begun selling. We expect to adjust EBITDA for Aviara start-up costs through fiscal 2020.

(c)	Reflects income tax expense at an estimated annual effective income tax rate of 23.0% for fiscal 2020 and 22.5% for the prior-year period.
(d)

Reflects the impact of increased share counts giving effect to the exchange of all RSAs, the vesting of all PSUs and for the dilutive effect of stock options included in outstanding shares and rounding.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance working capital, fund capital expenditures, service our debt, and fund potential business acquisitions. Our principal sources of funds are cash generated from operating activities and the refinancing and/or new issuance of long-term debt. As of September 29, 2019, we had borrowing availability of $35.0 million under the Revolving Credit Facility. We believe our cash from operations, along with the ability to borrow, will be sufficient to provide for our liquidity and capital resource needs for at least the next 12 months. The following table summarizes the cash flows from operating, investing, and financing activities:

	Three Months Ended		2020 vs. 2019
	September 29, 2019	September 30, 2018	$ Change	% Change
	(Dollars in thousands)
Total cash provided by (used in):
Operating activities	$5,242	$3,367	$1,875	55.7%
Investing activities	(4,314)	(3,422)	(892)	26.1%
Financing activities	(343)	(1,761)	1,418	(80.5%)
Net change in cash	$585	$(1,816)	2,401	(132.2%)

Operating Activities

Net cash provided by operating activities increased primarily due to higher operating income at the MasterCraft segment and the inclusion of Crest, acquired during the second fiscal quarter of 2019. Lower cash payments for taxes and interest also contributed to the increase in net cash provided by operating activities.

Investing Activities

Net cash used in investing activities increased primarily due to higher purchases of property and equipment. Capital outlays consisted of expansion activities, molds, and equipment.

Financing Activities

Net cash used in financing activities decreased primarily due to lower principal repayments on long-term debt during the first quarter of 2020 due to the Company’s fiscal quarter ending on September 29, 2019, prior to the scheduled quarterly principal repayment due on September 30, 2019. During the first quarter of 2019, the Company’s fiscal quarter ended on September 30, 2018 which coincided with the scheduled quarterly principal repayment due date.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet financing arrangements as of September 29, 2019.

Contractual Obligations

During the three months ended September 29, 2019, the Company elected to exercise its option to purchase the leased Crest manufacturing facility.  As of September 29, 2019, the Company was, therefore, obligated to purchase the assets underlying the lease for $4.1 million and on October 24, 2019 the Company completed this purchase. See Note 8 in Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding this purchase.

As a result of this purchase, certain of the commitment amounts included in the Contractual Obligations table in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 were impacted as summarized below.

The amounts presented in the Operating Lease Obligations caption were impacted as follows:

•	Payments due in Less than 1 year were reduced by $0.3 million,
•	Payments due in 1-3 years were reduced by $0.7 million,
•	Payments due in 4-5 years were reduced by $0.7 million, and
•	Payments due in More than 5 years were reduced by $1.8 million.

Payments due in Less than 1 year presented in the Purchase Obligations caption were increased by $4.1 million.

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

We will continue to be an emerging growth company until the earliest to occur of (i) the last day of fiscal year during which we had total annual gross revenues of at least $1 billion (as indexed for inflation), (ii) the last day of the fiscal year following the fifth anniversary of the closing of the IPO, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt, or (iv) the date on which we are deemed to be a “large accelerated filer,” as defined under the Exchange Act.

Critical Accounting Policies

As of September 29, 2019 there were no significant changes in or changes in the application of our critical accounting policies or estimation procedures from those presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, which was filed with the SEC on September 13, 2019.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Refer to our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, which was filed with the SEC on September 13, 2019 for a complete discussion of the Company’s market risk. There have been no material changes in market risk from those disclosed therein.

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

As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 29, 2019.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 29, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

During the three months ended September 29, 2019, there were no material changes to the risk factors disclosed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of MCBC Holdings, Inc.	10-K	001-37502	3.1	9/18/15
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of MasterCraft Boat Holdings, Inc.	10-Q	001-37502	3.2	11/9/18
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of MasterCraft Boat Holdings, Inc.	8-K	001-37502	3.1	10/25/19
3.4	Fourth Amended and Restated By-laws of MasterCraft Boat Holdings, Inc.	8-K	001-37502	3.2	10/25/19
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

†	Indicates management contract or compensatory plan.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FREDERICK A. BRIGHTBILL	Interim Chief Executive Officer (Principal Executive Officer) and Director
Frederick A. Brightbill		November 7, 2019

/s/ TIMOTHY M. OXLEY	Chief Financial Officer (Principal Financial and Accounting Officer), Treasurer and Secretary
Timothy M. Oxley		November 7, 2019