Form 10-Q
period 2019-12-29
MasterCraft Boat Holdings, Inc.
filed 2020-02-05
CIK 1638290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 29, 2019

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

As of February 3, 2020, there were 18,872,166 shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding.

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

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	December 29,	December 30,	December 29,	December 30,
	2019	2018	2019	2018
NET SALES	$99,628	$121,541	$209,417	$215,182
COST OF SALES	78,486	94,467	162,742	164,906
GROSS PROFIT	21,142	27,074	46,675	50,276
OPERATING EXPENSES:
Selling and marketing	4,343	4,257	8,407	8,547
General and administrative	5,477	7,108	13,262	13,880
Amortization of other intangible assets	987	987	1,974	1,517
Total operating expenses	10,807	12,352	23,643	23,944
OPERATING INCOME	10,335	14,722	23,032	26,332
OTHER EXPENSE:
Interest expense	1,237	2,042	2,581	2,962
INCOME BEFORE INCOME TAX EXPENSE	9,098	12,680	20,451	23,370
INCOME TAX EXPENSE	2,219	2,492	4,949	4,718
NET INCOME	$6,879	$10,188	$15,502	$18,652

EARNINGS PER SHARE:
Basic	$0.37	$0.55	$0.83	$1.00
Diluted	$0.37	$0.54	$0.83	$0.99
WEIGHTED AVERAGE SHARES USED FOR COMPUTATION OF:
Basic earnings per share	18,730,688	18,653,111	18,727,267	18,649,575
Diluted earnings per share	18,770,783	18,772,322	18,770,770	18,770,543

Notes to Unaudited Condensed Consolidated Financial Statements form an integral part of the condensed consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	December 29,	June 30,
	2019	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,448	$5,826
Accounts receivable, net of allowances of $193 and $281, respectively	4,383	12,463
Income tax receivable	1,762	951
Inventories, net (Note 4)	29,486	30,660
Prepaid expenses and other current assets	4,259	4,464
Total current assets	45,338	54,364
Property, plant and equipment, net	41,562	33,636
Goodwill (Note 6)	74,030	74,030
Other intangible assets, net (Note 6)	77,824	79,799
Deferred income taxes	5,559	6,240
Deferred debt issuance costs, net	398	451
Operating lease assets (Note 8)	861	—
Other long-term assets	246	253
Total assets	$245,818	$248,773
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,637	$17,974
Income tax payable	—	426
Accrued expenses and other current liabilities (Note 5)	38,803	41,421
Current portion of long-term debt, net of unamortized debt issuance costs (Note 7)	8,994	8,725
Total current liabilities	57,434	68,546
Long-term debt, net of unamortized debt issuance costs (Note 7)	96,683	105,016
Operating lease liabilities (Note 8)	529	—
Unrecognized tax positions	3,262	2,895
Total liabilities	157,908	176,457
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value per share — authorized, 100,000,000 shares; issued and outstanding, 18,872,166 shares at December 29, 2019 and 18,764,037 shares at June 30, 2019	189	188
Additional paid-in capital	115,673	115,582
Accumulated deficit	(27,952)	(43,454)
Total stockholders' equity	87,910	72,316
Total liabilities and stockholders' equity	$245,818	$248,773

Notes to Unaudited Condensed Consolidated Financial Statements form an integral part of the condensed consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share data)

	Six Months Ended December 29, 2019
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2019	18,764,037	$188	$115,582	$(43,454)	$72,316
Equity-based compensation activity	108,129	1	91	—	92
Net income	—	—	—	15,502	15,502
Balance at December 29, 2019	18,872,166	$189	$115,673	$(27,952)	$87,910

	Three Months Ended December 29, 2019
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at September 29, 2019	18,838,997	$189	$115,751	$(34,831)	$81,109
Equity-based compensation activity	33,169	—	(78)	—	(78)
Net income	—	—	—	6,879	6,879
Balance at December 29, 2019	18,872,166	$189	$115,673	$(27,952)	$87,910

	Six Months Ended December 30, 2018
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2018	18,682,338	$187	$114,052	$(61,717)	$52,522
Adoption of accounting standards	—	—	—	(3,091)	(3,091)
Equity-based compensation activity	43,852	—	642	—	642
Net income	—	—	—	18,652	18,652
Balance at December 30, 2018	18,726,190	$187	$114,694	$(46,156)	$68,725

	Three Months Ended December 30, 2018
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at September 30, 2018	18,721,420	$187	$114,331	$(56,343)	$58,175
Equity-based compensation activity	4,770	—	363	(1)	362
Net income	—	—	—	10,188	10,188
Balance at December 30, 2018	18,726,190	$187	$114,694	$(46,156)	$68,725

Notes to Unaudited Condensed Consolidated Financial Statements form an integral part of the condensed consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Dollars in thousands)

	Six Months Ended
	December 29,	December 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,502	$18,652
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,053	3,359
Noncash lease expense	233	—
Inventory obsolescence reserve	224	164
Amortization of debt issuance costs	282	268
Share-based compensation	544	788
Change in interest rate cap fair value	49	184
Unrecognized tax benefits	367	312
Deferred income taxes	681	488
Net provision for doubtful accounts	(87)	113
(Gain) loss on disposal of fixed assets	(11)	8

Changes in operating assets and liabilities:
Accounts receivable	8,167	4,280
Inventories	950	2,546
Prepaid expenses and other current assets	156	(210)
Income tax receivable and payable, net	(1,237)	(1,762)
Other assets	7	—
Accounts payable	(7,856)	(6,512)
Accrued expenses and other current liabilities	(2,957)	5,183
Operating lease liabilities	(223)	—
Net cash provided by operating activities	19,844	27,861

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	—	(81,729)
Purchases of property, plant and equipment	(11,491)	(6,022)
Proceeds from disposal of property, plant and equipment	14	5
Net cash used in investing activities	(11,477)	(87,746)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	80,000
Principal payments on long-term debt	(8,292)	(8,656)
Payments of debt issuance costs	—	(728)
Cash paid for withholding taxes on vested stock	(453)	(146)
Net cash provided by (used in) financing activities	(8,745)	70,470
NET CHANGE IN CASH AND CASH EQUIVALENTS	(378)	10,585

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	5,826	7,909
CASH AND CASH EQUIVALENTS — END OF PERIOD	$5,448	$18,494
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$2,025	$1,146
Cash payments for income taxes	5,376	5,679
SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures in accounts payable and accrued expenses	427	390

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

Basis of Presentation — The Company’s fiscal year begins July 1 and ends June 30, with the interim quarterly reporting periods consisting of 13 weeks. Therefore, the fiscal quarter end will not always coincide with the date of the end of a calendar month.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements for the year ended June 30, 2019 and, in the opinion of management, reflect all adjustments considered necessary to present fairly the Company’s financial position as of December 29, 2019, its results of operations for the three and six months ended December 29, 2019 and December 30, 2018, its cash flows for the six months ended December 29, 2019 and December 30, 2018, and its statements of stockholders’ equity for the three and six months ended December 29, 2019 and December 30, 2018. All adjustments are of a normal, recurring nature. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for financial information have been condensed or omitted pursuant to such rules and regulations. The June 30, 2019 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP for complete financial statements. However, management believes that the disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, which was filed with the SEC on September 13, 2019.

Due to the seasonality of the Company’s business, the interim results are not necessarily indicative of the results that may be expected for the remainder of the fiscal year.

With the exception of Accounting Standards Codification (“ASC”) 842 discussed below, there were no significant changes in or changes in the application of the Company’s significant or critical accounting policies or estimation procedures for the six months ended December 29, 2019 as compared with the significant accounting policies described in the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2019.

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

Share-Based Compensation

In June 2018, the Financial Accounting Standards Board issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This guidance provides clarity and reduces complexity when applying the guidance in Topic 718, Compensation—Stock Compensation to the term or condition of share-based payments to nonemployees. ASU 2018-07 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2018. The Company adopted this guidance for its fiscal year beginning July 1, 2019. The adoption of this standard did not have a material impact on its financial statements.

Recently Issued Accounting Standards

Fair Value Measurements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This guidance modifies the disclosure requirements on fair value measurements in Topic 820 by removing disclosures regarding transfers between Level 1 and Level 2 of the fair value hierarchy, by modifying the measurement uncertainty disclosure, and by requiring additional disclosures for Level 3 fair value measurements, among others. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company does not expect the adoption of this new guidance to have a material impact on its financial statements.

2.	REVENUE RECOGNITION

The following tables present the Company’s revenue from contracts with customers by major product category and reportable segment.

	Three Months Ended December 29, 2019
	MasterCraft	NauticStar	Crest	Total
Major Product Categories:
Boats and trailers	$66,332	$15,485	$16,097	$97,914
Parts	1,276	87	121	1,484
Other revenue	149	4	77	230
Total	$67,757	$15,576	$16,295	$99,628

	Six Months Ended December 29, 2019
	MasterCraft	NauticStar	Crest(a)	Total
Major Product Categories:
Boats and trailers	$135,619	$33,319	$34,721	$203,659
Parts	4,707	246	301	5,254
Other revenue	344	6	154	504
Total	$140,670	$33,571	$35,176	$209,417

	Three Months Ended December 30, 2018
	MasterCraft	NauticStar	Crest	Total
Major Product Categories:
Boats and trailers	$74,976	$19,182	$25,754	$119,912
Parts	1,101	14	86	1,201
Other revenue	320	—	108	428
Total	$76,397	$19,196	$25,948	$121,541

	Six Months Ended December 30, 2018
	MasterCraft	NauticStar	Crest(a)	Total
Major Product Categories:
Boats and trailers	$147,352	$36,305	$25,754	$209,411
Parts	4,682	294	86	5,062
Other revenue	597	4	108	709
Total	$152,631	$36,603	$25,948	$215,182

(a)	Crest was acquired on October 1, 2018.

Contract Liabilities

As of June 30, 2019, the Company had $0.8 million of contract liabilities associated with customer deposits. During the six months ended December 29, 2019, all of this amount was recognized as revenue. As of December 29, 2019, total contract liabilities associated with customer deposits were $0.7 million, were reported in Accrued expenses and other current liabilities on the condensed consolidated balance sheet, and are expected to be recognized as revenue during the remainder of the year ended June 30, 2020.

3.	RELATED PARTY TRANSACTIONS

Crest Facility Lease

In connection with the operations of Crest, the Company made rental payments to Crest Marine Real Estate LLC (“Real Estate”) for a manufacturing facility, storage and office building (the “Crest Facility”).  One of the minority owners of Real Estate is a member of the Crest management team. The lease was to expire on September 30, 2028, and was subject to four consecutive, five-year renewal periods. The lease terms included an option for the Company to purchase the Crest Facility for an amount equal to its fair market value, as determined by appraisals and negotiation between the Company and Real Estate (the “Purchase Option”). The annual rent under the lease was $0.3 million for the first five years of the lease term, and was to increase to $0.4 million for the remaining five years. Additionally, at the beginning of each of the optional renewal terms the rent was to be adjusted based on the change in the Consumer Price Index. In accordance with the Purchase Option, on October 24, 2019 the Company purchased the Crest Facility for $4.1 million. See Note 8 for additional information regarding the purchase.

Crest Supplier Relationship

Crest purchases fiberglass component parts from a supplier whose minority owner is the same member of the Crest management team that has a minority ownership interest in Real Estate. During the three and six months ended December 29, 2019, the Company purchased $0.8 million  and $1.6 million, respectively, of products from the supplier. As of December 29, 2019 and June 30, 2019, the outstanding balance due to the supplier was $0.1 million.

4.	INVENTORIES

Inventories consisted of the following:

	December 29,	June 30,
	2019	2019
Raw materials and supplies	$19,511	$20,034
Work in process	4,918	4,571
Finished goods	6,433	7,207
Obsolescence reserve	(1,376)	(1,152)
Total inventories	$29,486	$30,660

5.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	December 29,	June 30,
	2019	2019
Warranty	$18,495	$17,205
Dealer incentives	8,643	12,623
Floor plan interest	3,506	2,060
Compensation and related accruals	1,854	3,494
Inventory repurchase contingent obligation	1,503	1,936
Self-insurance	861	606
Debt interest	631	405
Current operating lease liabilities	332	—
Other	2,978	3,092
Total accrued expenses and other current liabilities	$38,803	$41,421

The following activity related to warranty liabilities was recorded in Accrued expenses and other current liabilities during the six months ended December 29, 2019 and December 30, 2018:

	Six Months Ended
	December 29,	December 30,
	2019	2018
Balance at the beginning of the period	$17,205	$13,077
Provisions	3,858	3,621
Additions for Crest acquisition	—	681
Payments made	(4,332)	(3,657)
Aggregate changes for preexisting warranties	1,764	2,242
Balance at the end of the period	$18,495	$15,964

6.GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amounts of goodwill as of December 29, 2019 and June 30, 2019, attributable to each of the Company’s reportable segments, were as follows:

	Gross Amount	Accumulated Impairment Losses	Total
MasterCraft	$29,593	$-	$29,593
NauticStar	36,199	(28,000)	8,199
Crest	36,238	-	36,238
Total	$102,030	$(28,000)	$74,030

The following table presents the carrying amount of Other intangible assets, net as of December 29, 2019 and June 30, 2019.

	December 29,			June 30,
	2019			2019
	Gross Amount	Accumulated Amortization / Impairment	Other intangible assets, net	Gross Amount	Accumulated Amortization / Impairment	Other intangible assets, net
Amortized intangible assets
Dealer networks	$39,500	$(7,860)	$31,640	$39,500	$(5,909)	$33,591
Software	245	(61)	184	245	(37)	208
	39,745	(7,921)	31,824	39,745	(5,946)	33,799

Unamortized intangible assets
Trade names	49,000	(3,000)	46,000	49,000	(3,000)	46,000
Total other intangible assets	$88,745	$(10,921)	$77,824	$88,745	$(8,946)	$79,799

Amortization expense related to Other intangible assets, net for the three and six months ended December 29, 2019 was $1.0 million and $2.0 million, respectively. Amortization expense related to Other intangible assets, net for the three and six months ended December 30, 2018 was $1.0 million and $1.5 million, respectively. Estimated amortization expense for the fiscal year ended June 30, 2020 is $4.0 million.

During the fiscal fourth quarter of the year ended June 30, 2019, the Company recorded a $28.0 million impairment of goodwill and a $3.0 million impairment of trade name in our NauticStar segment. If actual performance or assumptions underlying the fair value of recorded goodwill for any reportable segment falls short of expected results, additional material impairment charges may be required.

During the three and six months ended December 29, 2019, the Company assessed all reporting units for triggering events that could indicate the need to perform an impairment test and concluded there were no such triggering events during the periods.

7.LONG-TERM DEBT

Long-term debt is as follows:

	December 29,	June 30,
	2019	2019
Senior secured term loans	$107,058	$115,349
Debt issuance costs on term loans	(1,381)	(1,608)
Total debt	105,677	113,741
Less current portion of long-term debt	9,420	9,167
Less current portion of debt issuance costs on term loans	(426)	(442)
Long-term debt, net of current portion	$96,683	$105,016

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

The Fourth Amended Credit Agreement bears interest, at the Company’s option, at either the prime rate plus an applicable margin ranging from 0.5% to 1.5% or at an adjusted LIBOR rate plus an applicable margin ranging from 1.5% to 2.5%, in each case based on the Company’s senior leverage ratio. Based on the Company’s senior leverage ratio as of December 29, 2019, the applicable margin for loans accruing interest at the prime rate is 0.75% and the applicable margin for loans accruing interest at LIBOR is 1.75%.

As of December 29, 2019, the Company had no borrowings outstanding on its $35.0 million Revolving Credit Facility. The Company’s unamortized debt issuance costs related to the Revolving Credit Facility were $0.4 million and $0.5 million as of December 29, 2019 and June 30, 2019, respectively. As of December 29, 2019, the Company was in compliance with its financial covenants under the Fourth Amended Credit Agreement.

8.LEASES

The Company has lease agreements for certain personal and real property. Leases with an initial lease term of 12 months or less are not recorded on the balance sheet. Our lease agreements do not include any significant renewal options. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Upon adoption of ASC 842 on July 1, 2019, the Company’s most significant lease was for the Crest Facility, which was classified as an operating lease.  This lease included the Purchase Option for the Company to acquire the premises. During the three months ended September 29, 2019, the decision was made to exercise the Purchase Option which resulted in $2.8 million of operating lease assets and liabilities being reclassified to finance lease assets and liabilities on the September 29, 2019 condensed consolidated balance sheet. In addition, the decision to exercise the Purchase Option resulted in the remeasurement of the related lease balances which added $1.3 million of additional finance lease assets and finance lease liabilities to the September 29, 2019 condensed consolidated balance sheet.

In accordance with the Purchase Option, on October 24, 2019 the Company completed the purchase of the Crest Facility for $4.1 million. Upon completion of this purchase, the Company recognized approximately $4.1 million in Property, plant and equipment, net and derecognized approximately $4.1 million of both Finance lease assets and Accrued expenses and other current liabilities on the condensed consolidated balance sheet.

The purchase price of the Crest Facility was determined by appraisal and negotiation between the Company and Real Estate. The Company funded the purchase by utilizing cash from operations.

A summary of the Company's lease assets and lease liabilities as of December 29, 2019 is as follows:

		December 29,
	Classification	2019
Lease Assets
Operating lease assets	Operating lease assets	$861

Lease Liabilities
Current operating lease liabilities	Accrued expenses and other current liabilities	332
Non-current operating lease liabilities	Operating lease liabilities	529
Total lease liabilities		$861

A summary of the Company's total lease cost for the three and six months ended December 29, 2019 is as follows:

	Classification	Three Months Ended	Six Months Ended
Operating lease cost	Cost of sales	$95	$289
	General and administrative	10	16
Total lease cost(a)		$105	$305

(a)	Includes total variable lease cost and total short-term lease cost, both of which were immaterial.

The Company's maturity analysis of its operating lease liabilities as of December 29, 2019 is as follows:

Remainder of 2020	$183
2021	359
2022	298
2023	72
2024	1
Total lease payments	913
Less: Interest	(52)
Present value of lease payments	$861

The total weighted-average discount rate and remaining lease term for the Company's operating leases were 4.73% and 2.60 years, respectively, as of December 29, 2019. For the six months ended December 29, 2019, total operating cash flows related to operating leases were $0.3 million.

Future minimum rental payments under all non-cancelable operating leases with remaining lease terms in excess of one year at June 30, 2019, were as follows:

2020	$703
2021	690
2022	628
2023	402
2024	402
Thereafter	1,806
Total	$4,631

9.	INCOME TAXES

The Company’s consolidated interim effective tax rate is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items. The differences between the Company’s effective tax rates and the statutory federal tax rate of 21.0% primarily relate to the inclusion of the state tax rate in the overall effective rate offset by a permanent benefit associated with the foreign derived intangible income deduction. During the three months ended December 29, 2019 and December 30, 2018, the Company’s effective tax rates were 24.4% and 19.7%, respectively.  During the six months ended December 29, 2019 and December 30, 2018, the Company’s effective tax rates were 24.2% and 20.2%, respectively.  The Company’s effective tax rates for the three and six months ended December 29, 2019 are higher compared to the effective tax rates for the three and six months ended December 30, 2018, primarily due to favorable discrete adjustments which reduced the effective tax rates for the three and six months ended December 30, 2018.

10.	EARNINGS PER SHARE

The following table sets forth the computation of the Company’s earnings per share:

	Three Months Ended		Six Months Ended
	December 29,	December 30,	December 29,	December 30,
	2019	2018	2019	2018
Net income	$6,879	$10,188	$15,502	$18,652
Weighted average shares — basic	18,730,688	18,653,111	18,727,267	18,649,575
Dilutive effect of assumed exercises of stock options	22,629	50,261	25,052	51,307
Dilutive effect of assumed restricted share awards/units	17,466	68,950	18,451	69,661
Weighted average outstanding shares — diluted	18,770,783	18,772,322	18,770,770	18,770,543
Basic earnings per share	$0.37	$0.55	$0.83	$1.00
Diluted earnings per share	$0.37	$0.54	$0.83	$0.99

For the three and six months ended December 29, 2019 and December 30, 2018, the weighted average shares that were anti-dilutive, and therefore excluded from the computation of diluted earnings per share, included:

	Three Months Ended		Six Months Ended
	December 29,	December 30,	December 29,	December 30,
	2019	2018	2019	2018
Restricted stock awards	69,199	2,925	47,791	775
Performance stock units	48,709	1,559	56,310	775

11.	SHARE-BASED COMPENSATION

The following table presents the components of share-based compensation expense by award type.

	Three Months Ended		Six Months Ended
	December 29,	December 30,	December 29,	December 30,
	2019	2018	2019	2018
Restricted stock awards	$268	$260	$520	$462
Performance stock units	(236)	97	15	225
Stock options	-	47	9	101
Share-based compensation expense	$32	$404	$544	$788

Forfeiture of Equity Awards

In conjunction with the resignation of an executive officer in October 2019, aproximately $0.5 million of share-based compensation expense was reversed during the three months ended December 29, 2019 for nonvested Restricted Stock Awards (“RSAs”) and Performance Stock Units (“PSUs”) that were forfeited.

Restricted Stock Awards

During the six months ended December 29, 2019, the Company granted 138,457 RSAs to the Company’s non-executive directors, officers and certain other key employees. Generally, the shares of restricted stock granted during the six months ended December 29, 2019, vest pro-rata over three years for officers and certain other key employees and over one year for non-executive directors. The Company determined the fair value of the shares awarded by using the close price of our common stock as of the date of grant. The weighted average grant date fair value of RSAs granted in the six months ended December 29, 2019, was $17.41 per share.

The following table summarizes the status of nonvested RSAs as of December 29, 2019, and changes during the six months then ended.

		Average
	Nonvested	Grant-Date
	Restricted	Fair Value
	Shares	(per share)
Nonvested at June 30, 2019	53,804	$22.94
Granted	138,457	17.41
Vested	(24,694)	20.84
Forfeited	(34,797)	20.24
Nonvested at December 29, 2019	132,770	18.28

As of December 29, 2019, there was $2.0 million of total unrecognized compensation expense related to nonvested RSAs.  The Company expects this expense to be recognized over a weighted average period of 1.9 years.

Performance Stock Units

PSUs are a form of long-term incentive compensation awarded to executive officers and certain other key employees designed to directly align the interests of employees to the interests of the Company’s stockholders, and to create long-term stockholder value. The awards will be earned based on the Company’s achievement of certain performance criteria over a three-year performance period. The performance period for the awards commences on July 1 of the fiscal year in which they were granted and continue for a three-year period, ending on June 30 of the applicable year. The probability of achieving the performance criteria is assessed quarterly. Following the determination of the Company’s achievement with respect to the performance criteria, the amount of shares awarded is subject to further adjustment based on the application of a total shareholder return (“TSR”) modifier. The grant date fair value is determined based on both the assessment of the probability of the Company’s achieving the performance criteria and an estimate of the expected TSR modifier. The TSR modifier estimate is determined using a Monte Carlo Simulation model, which considers the likelihood of numerous possible outcomes of long-term market performance. Compensation expense related to nonvested PSUs is recognized ratably over the performance period.

The following table summarizes the status of nonvested PSUs as of December 29, 2019, and changes during the six months then ended.

		Average
	Nonvested	Grant-Date
	Performance	Fair Value
	Stock Units	(per share)
Nonvested at June 30, 2019	50,621	$23.34
Granted	72,048	18.13
Vested	-	-
Forfeited	(46,882)	20.82
Nonvested at December 29, 2019	75,787	19.95

As of December 29, 2019, there was $1.1 million of total unrecognized compensation expense related to nonvested PSUs.  The Company expects this expense to be recognized over a weighted average period of 2.2 years.

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

The following tables present financial information for the Company’s reportable segments for the three and six months ended December 29, 2019 and December 30, 2018 and total assets at December 29, 2019 and June 30, 2019.

	Three Months Ended December 29, 2019
	MasterCraft	NauticStar	Crest	Consolidated
Net sales	$67,757	$15,576	$16,295	$99,628
Operating income (loss)	10,600	(673)	408	10,335
Depreciation and amortization	1,158	924	601	2,683
Purchases of property, plant and equipment	1,631	1,095	4,447	7,173

	Six Months Ended December 29, 2019
	MasterCraft	NauticStar	Crest(a)	Consolidated
Net sales	$140,670	$33,571	$35,176	$209,417
Operating income (loss)	22,807	(646)	871	23,032
Depreciation and amortization	2,177	1,725	1,151	5,053
Purchases of property, plant and equipment	4,365	1,914	5,212	11,491

	Three Months Ended December 30, 2018
	MasterCraft	NauticStar	Crest	Consolidated
Net sales	$76,397	$19,196	25,948	$121,541
Operating income	11,415	1,072	2,235	14,722
Depreciation and amortization	732	654	537	1,923
Purchases of property, plant and equipment	1,737	823	37	2,597

	Six Months Ended December 30, 2018
	MasterCraft	NauticStar	Crest(a)	Consolidated
Net sales	$152,631	$36,603	$25,948	$215,182
Operating income	22,944	1,153	2,235	26,332
Depreciation and amortization	1,537	1,285	537	3,359
Purchases of property, plant and equipment	4,472	1,513	37	6,022

(a)	Crest was acquired on October 1, 2018.

	December 29, 2019	June 30, 2019
Assets:
MasterCraft	$272,620	$273,046
NauticStar	52,175	52,761
Crest	84,036	85,979
Eliminations	(163,013)	(163,013)
Total assets	$245,818	$248,773

13.ACQUISITION

On October 1, 2018, we acquired Crest, a manufacturer of pontoon boats. For accounting purposes, Crest meets the definition of a business and has been accounted for as a business combination. We finalized the purchase price allocation and recorded measurement period adjustments to the initial allocation as disclosed in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, filed with the SEC on September 13, 2019. Beginning October 1, 2018, our consolidated results of operations include the results of Crest.

The unaudited pro forma financial results shown in the table below for the three and six months ended December 30, 2018, combine the consolidated results of the Company and Crest giving effect to the Crest acquisition as if it had been completed on July 1, 2017. The unaudited pro forma financial results do not give effect to any of our other acquisition activity that occurred after July 1, 2017, and do not include any anticipated synergies or other assumed benefits of the Crest acquisition. This unaudited pro forma financial information is presented for informational purposes only and is not indicative of future operations or results had the Crest acquisition been completed as of July 1, 2017. The unaudited pro forma financial results include certain adjustments for acquisition-related costs, debt service costs and additional amortization expense based upon definite-life amortizable assets acquired. The provision for income taxes has also been adjusted for all periods, based upon the foregoing adjustments to historical results.

	Three Months Ended	Six Months Ended
	December 30,	December 30,
	2018	2018
Net sales	$121,541	$236,175
Net income	$10,466	$20,179
Basic earnings per share	$0.56	$1.08
Diluted earnings per share	$0.56	$1.08

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read together with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. In addition, the statements in this discussion and analysis regarding our expectations concerning the performance of our business, anticipated financial results, liquidity and the other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Cautionary Note Regarding Forward-Looking Statements” above and in “Risk Factors” set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

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

Overview

Net sales were $99.6 million for the second quarter of 2020, which represented a decrease of 18.0 percent as compared to the second quarter of 2019, due to lower wholesale unit volumes primarily as a result of production cuts in response to a challenging retail market environment, which was driven by the weather-impacted summer selling season and continuing softness in the saltwater category. Partially offsetting this decline was Aviara sales included in our MasterCraft segment, higher average wholesale prices for the MasterCraft brand and NauticStar, and lower sales discounts for our Canadian dealers related to import tariff support.

Net sales were $209.4 million for the six months ended December 29, 2019, which represented a decrease of 2.7 percent as compared to the six months ended December 30, 2018, primarily for the same reasons described above for the quarterly period. Partially offsetting this decline was a net $9.2 million increase for Crest, acquired in the second quarter of 2019. The $18.9 million of net sales for Crest in the first quarter of 2020 was partially offset by a $9.7 million period-over-period decrease for Crest in the second quarter of 2020.

Gross profit for the second quarter of 2020 decreased 21.9 percent, primarily due to lower unit sales volume for each reportable segment partially offset by price increases for each reportable segment as well as lower sales discounts for our Canadian dealers related to import tariff support and lower warranty costs for the MasterCraft segment. Gross margin percentage decreased by 1.1 percentage points to 21.2 percent for the second quarter of 2020 from 22.3 percent for the second quarter of 2019 primarily due to lower overhead absorption resulting from lower unit sales volume. This decline was partially offset by margin improvement for our MasterCraft brand, driven by price increases and lower discounts and warranty costs relative to gross sales.

Gross profit for the six months ended December 29, 2019 decreased 7.2 percent, primarily for the same reasons described above for the quarterly period. This decline was partially offset by the same factors described above for the quarterly period and the inclusion of Crest’s first quarter 2020 results. Gross margin percentage decreased by 1.1 percentage points to 22.3 percent for the six months ended December 29, 2019 from 23.4 percent for the six months ended December 30, 2018, primarily due to the same reasons described above for the quarterly period and the inclusion of Crest’s first quarter 2020 results, since Crest generates a lower gross margin percentage than our MasterCraft segment. This decline was partially offset by the same factors described above for the quarterly period.

Net income was $6.9 million for the second quarter of 2020, representing a decrease of 32.5 percent as compared to the second quarter of 2019. Diluted net income per share was $0.37, or a decrease of 31.5 percent compared to the prior year period.

Net income was $15.5 million for the six months ended December 29, 2019, representing a decrease of 16.9 percent as compared to the six months ended December 30, 2018. Diluted net income per share was $0.83, or a decrease of 16.2 percent compared to the prior year period.

Aviara Brand Launch

We began selling boats under the Aviara brand during the first quarter of 2020. Aviara boats are designed, engineered, and manufactured to meet the exacting specifications of consumers seeking the ultimate luxury recreational day boat experience. The brand’s first model, the AV32, began selling during the first quarter of 2020 and the AV36 began selling during the second quarter of 2020. We expect to introduce one additional model, the AV40, in late fiscal 2020. Aviara is built in our MasterCraft facility and is part of the MasterCraft reportable segment.

Results of Operations

The table below presents our consolidated results of operations for the three months ended:

	Three Months Ended
	December 29,	December 30,	2020 vs. 2019
	2019	2018	Change	% Change
	(Dollars in thousands)
Consolidated statements of operations:
NET SALES	$99,628	$121,541	$(21,913)	(18.0%)
COST OF SALES	78,486	94,467	(15,981)	(16.9%)
GROSS PROFIT	21,142	27,074	(5,932)	(21.9%)
OPERATING EXPENSES:
Selling and marketing	4,343	4,257	86	2.0%
General and administrative	5,477	7,108	(1,631)	(22.9%)
Amortization of other intangible assets	987	987	-	0.0%
Total operating expenses	10,807	12,352	(1,545)	(12.5%)
OPERATING INCOME	10,335	14,722	(4,387)	(29.8%)
OTHER EXPENSE:
Interest expense	1,237	2,042	(805)	(39.4%)
INCOME BEFORE INCOME TAX EXPENSE	9,098	12,680	(3,582)	(28.2%)
INCOME TAX EXPENSE	2,219	2,492	(273)	(11.0%)
NET INCOME	$6,879	$10,188	$(3,309)	(32.5%)
Additional financial and other data:
Unit sales volume:
MasterCraft	716	893	(177)	(19.8%)
NauticStar	337	480	(143)	(29.8%)
Crest	420	675	(255)	(37.8%)
Consolidated unit sales volume	1,473	2,048	(575)	(28.1%)
Net sales:
MasterCraft	$67,757	$76,397	$(8,640)	(11.3%)
NauticStar	15,576	19,196	(3,620)	(18.9%)
Crest	16,295	25,948	(9,653)	(37.2%)
Consolidated net sales	$99,628	$121,541	$(21,913)	(18.0%)
Net sales per unit:
MasterCraft	$95	$86	$9	10.5%
NauticStar	46	40	6	15.0%
Crest	39	38	1	2.6%
Consolidated net sales per unit	68	59	9	15.3%
Gross margin percentage	21.2%	22.3%	-110 bpts

Three Months Ended December 29, 2019 Compared to the Three Months Ended December 30, 2018

Net Sales.  Net Sales for the second quarter were $99.6 million, a decrease of $21.9 million, or 18.0 percent, compared to $121.5 million for the prior-year period. The decrease was primarily due to:

•

an $8.6 million decrease for the MasterCraft segment, primarily due to lower unit sales volume for our MasterCraft brand as we work to right-size our dealer inventory levels after the weather-impacted summer selling season, partially offset by a richer mix of higher-priced and higher-contented models and lower sales discounts for our Canadian dealers as the Canadian retaliatory import tariffs on boats, first imposed in July 2018, were rescinded in May 2019. Within the MasterCraft segment, the decrease for the MasterCraft brand was partially offset by Aviara sales;

•	a $9.7 million decrease for the Crest segment primarily due to lower unit sales volume as we work to right-size our dealer inventory levels after the weather-impacted summer selling season; and
•

a $3.6 million decrease for the NauticStar segment primarily due to lower unit sales volume as a result of continued softness in the overall saltwater category. The impact of lower volumes for NauticStar was partially offset by a greater mix of larger products and higher average wholesale prices as we continue to expand our portfolio with larger boats.

Gross Profit and Gross Margin Percentage.  Gross profit decreased $5.9 million, or 21.9 percent, to $21.1 million compared to $27.1 million for the prior-year period. The decrease was primarily driven by lower unit sales volume for each reportable segment and was partially offset by price increases for each reportable segment and lower sales discounts for our Canadian dealers related to import tariff support and lower warranty costs for the MasterCraft segment.

Gross margin percentage decreased primarily due to lower overhead absorption driven by lower unit sales volume for each reportable segment. This decline was partially offset by margin improvement at our MasterCraft brand, driven by price increases and lower discounts and warranty costs relative to gross sales.

Operating Expenses. Operating expenses decreased $1.5 million, or 12.5 percent, to $10.8 million for the second quarter compared to $12.4 million for the prior-year period. The decrease was primarily due to lower acquisition-related costs attributable to the Crest acquisition, lower share-based compensation expense as a result of the resignation of an executive officer in October 2019, and lower variable compensation costs.

Interest Expense.  Interest expense decreased $0.8 million, or 39.4 percent, as $31.0 million of voluntary prepayments on our term loans over the last twelve months have resulted in lower average debt balances, and lower effective interest rates during the quarter compared to the prior-year period.

Income Tax Expense.  Our consolidated interim effective income tax rate increased to 24.4 percent for the second quarter of 2020 from 19.7 percent for second quarter 2019, primarily due to favorable discrete adjustments for the second quarter of 2019, which reduced the interim effective tax rate for that period.

The table below presents our consolidated results of operations for the six months ended:

	Six Months Ended
	December 29,	December 30,	2020 vs. 2019
	2019	2018	Change	% Change
	(Dollars in thousands)
Consolidated statements of operations:
NET SALES	$209,417	$215,182	$(5,765)	(2.7%)
COST OF SALES	162,742	164,906	(2,164)	(1.3%)
GROSS PROFIT	46,675	50,276	(3,601)	(7.2%)
OPERATING EXPENSES:
Selling and marketing	8,407	8,547	(140)	(1.6%)
General and administrative	13,262	13,880	(618)	(4.5%)
Amortization of other intangible assets	1,974	1,517	457	30.1%
Total operating expenses	23,643	23,944	(301)	(1.3%)
OPERATING INCOME	23,032	26,332	(3,300)	(12.5%)
OTHER EXPENSE:
Interest expense	2,581	2,962	(381)	(12.9%)
INCOME BEFORE INCOME TAX EXPENSE	20,451	23,370	(2,919)	(12.5%)
INCOME TAX EXPENSE	4,949	4,718	231	4.9%
NET INCOME	$15,502	$18,652	$(3,150)	(16.9%)
Additional financial and other data:
Unit sales volume:
MasterCraft	1,457	1,741	(284)	(16.3%)
NauticStar	733	906	(173)	(19.1%)
Crest(a)	946	675	271	40.1%
Consolidated unit sales volume	3,136	3,322	(186)	(5.6%)
Net sales:
MasterCraft	$140,670	$152,631	$(11,961)	(7.8%)
NauticStar	33,571	36,603	(3,032)	(8.3%)
Crest(a)	35,176	25,948	9,228	35.6%
Consolidated net sales	$209,417	$215,182	$(5,765)	(2.7%)
Net sales per unit:
MasterCraft	$97	$88	$9	10.2%
NauticStar	46	40	6	15.0%
Crest(a)	37	38	(1)	(2.6%)
Consolidated net sales per unit	67	65	2	3.1%
Gross margin percentage	22.3%	23.4%	-110 bpts

(a)	Crest was acquired on October 1, 2018.

Six Months Ended December 29, 2019 Compared to the Six Months Ended December 30, 2018

Net Sales.  Net Sales for the six months ended December 29, 2019 were $209.4 million, a decrease of $5.8 million, or 2.7 percent, compared to $215.2 million for the prior-year period. The decrease was primarily due to:

•

a $12.0 million decrease for the MasterCraft segment, primarily for the same reasons described above for the quarterly period. Within the MasterCraft segment, the decrease for the MasterCraft brand was partially offset by Aviara sales;

•	a $3.0 million decrease for the NauticStar segment primarily for the same reasons described above for the quarterly period;
•

partially offset by a net $9.2 million increase as the Crest acquisition in October 2018 added net sales of $18.9 million for the first quarter of 2020 which, as discussed above for the quarterly period, was partially offset by a $9.7 million period-over-period decrease for the second quarter of 2020.

Gross Profit and Gross Margin Percentage.  Gross profit decreased $3.6 million, or 7.2 percent, to $46.7 million compared to $50.3 million for the prior-year period. The decrease was primarily due to the same reasons described above for the quarterly period and partially offset by the same factors described above for the quarterly period and $2.6 million of gross profit attributable to Crest’s first quarter 2020 results.

Gross margin percentage decreased primarily due to the same reasons described above for the quarterly period and the inclusion of Crest’s first quarter 2020 results, as Crest generates a lower gross margin percentage than our MasterCraft segment. This decline was partially offset by the same factors described above for the quarterly period.

Operating Expenses. Operating expenses decreased $0.3 million, or 1.3 percent, to $23.6 million for the six months ended December 29, 2019 compared to $23.9 million for the prior-year period. The decrease was primarily due to:

•

a $2.3 million decrease at our MasterCraft segment mainly due to lower acquisition-related costs and lower share-based compensation expense as a result of our CEO transition, and lower variable compensation costs;

•	partially offset by the inclusion of Crest which added $2.2 million related to the first quarter 2020.

Interest Expense.  Interest expense decreased $0.4 million, or 12.9 percent, primarily due to lower effective interest rates during the six months ended December 29, 2019 compared to the prior-year period.

Income Tax Expense.  Our consolidated interim effective income tax rate increased to 24.2 percent for the six months ended December 29, 2019 from 20.2 percent for the six months ended December 30, 2018, primarily due to favorable discrete adjustments for the six months ended December 30, 2018, which reduced the interim effective tax rate for that period.

Non-GAAP Measures

EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin

We define EBITDA as earnings before interest expense, income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA further adjusted to eliminate certain non-cash charges or other items that we do not consider to be indicative of our core and/or ongoing operations. For the periods presented herein, these adjustments include Aviara (new brand) startup costs, transaction expenses associated with acquisitions and certain non-cash items including share-based compensation, and an acquisition-related inventory step-up adjustment. We define Adjusted EBITDA Margin as Adjusted EBITDA expressed as a percentage of Net sales.

Adjusted Net Income and Adjusted Net Income per share

We define Adjusted Net Income and Adjusted Net Income per share as net income adjusted to eliminate certain non-cash charges or other items that we do not consider to be indicative of our core and/or ongoing operations. For the periods presented herein, these adjustments include Aviara (new brand) startup costs, transaction expenses associated with acquisitions, and certain non-cash items including other intangible asset amortization, share-based compensation, and an acquisition-related inventory step-up adjustment.

EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income, and Adjusted Net Income per share, which we refer to collectively as the Non-GAAP Measures, are not measures of net income or operating income as determined under accounting principles generally accepted in the United States, or U.S. GAAP. The Non-GAAP Measures are not measures of performance in accordance with U.S. GAAP and should not be considered as an alternative to net income, net income per share, or operating cash flows determined in accordance with U.S. GAAP. Additionally, Adjusted EBITDA is not intended to be a measure of cash flow for management’s discretionary use. We believe that the inclusion of the Non-GAAP Measures is appropriate to provide additional information to investors because securities analysts and investors use the Non-GAAP Measures to assess our operating performance across periods on a consistent basis and to evaluate the relative risk of an investment in our securities. We use Adjusted Net Income and Adjusted Net Income per share to facilitate a comparison of our operating performance on a consistent basis from period to period that, when viewed in combination with our results prepared in accordance with U.S. GAAP, provides a more complete understanding of factors and trends affecting our business than does U.S. GAAP measures alone.  We believe Adjusted Net Income and Adjusted Net

Income per share assists our board of directors, management, investors, and other users of the financial statements in comparing our net income on a consistent basis from period to period because it removes non-cash items and items not indicative of our core and/or ongoing operations. The Non-GAAP Measures have limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

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

In addition, because not all companies use identical calculations, our presentation of the Non-GAAP Measures may not be comparable to similarly titled measures of other companies, including companies in our industry.

The following table presents a reconciliation of net income as determined in accordance with U.S. GAAP to EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin for the periods indicated:

	Three Months Ended		Six Months Ended
	December 29,	December 30,	December 29,	December 30,
	2019	2018	2019	2018

Net income	$6,879	$10,188	$15,502	$18,652
Income tax expense	2,219	2,492	4,949	4,718
Interest expense	1,237	2,042	2,581	2,962
Depreciation and amortization	2,683	1,923	5,053	3,359
EBITDA	13,018	16,645	28,085	29,691
Aviara start-up costs(a)	507	483	815	763
Share-based compensation	32	404	544	788
Transaction expense(b)	-	699	-	2,017
Inventory step-up adjustment - acquisition related(c)	-	382	-	382
Adjusted EBITDA	$13,557	$18,613	$29,444	$33,641
Adjusted EBITDA Margin	13.6%	15.3%	14.1%	15.6%

(a)

Represents start-up costs associated with Aviara, a completely new boat brand in an industry category previously not served by the Company. We began selling the brand’s first two models, the AV32 and the AV36, during the first and second quarters of fiscal 2020, respectively. We expect to begin selling one additional model, the AV40, in late fiscal 2020. Start-up costs presented for fiscal 2020 are related to the AV36 and AV40 models. Start-up costs presented for fiscal 2019 are related to the launch of the Aviara brand and the three initial Aviara models which had not yet begun selling. We expect to adjust EBITDA for Aviara start-up costs through fiscal 2020.

(b)	Represents fees, expenses, and integration costs associated with our acquisition of Crest in fiscal 2019.
(c)	Represents post-acquisition adjustment to cost of goods sold for the fair value step-up of inventory acquired, all of which was sold during fiscal 2019.

The following table presents a reconciliation of net income as determined in accordance with U.S. GAAP to Adjusted Net Income for the periods indicated:

	Three Months Ended		Six Months Ended
	December 29,	December 30,	December 29,	December 30,
	2019	2018	2019	2018
	(Dollars in thousands, except share and per share amounts)
Net income	$6,879	$10,188	$15,502	$18,652
Income tax expense	2,219	2,492	4,949	4,718
Amortization of acquisition intangibles	961	961	1,921	1,464
Aviara start-up costs(a)	507	483	815	763
Share-based compensation	32	404	544	788
Transaction expense(b)	-	699	-	2,017
Inventory step-up adjustment - acquisition related(c)	-	382	-	382
Adjusted Net Income before income taxes	10,598	15,609	23,731	28,784
Adjusted income tax expense(d)	2,438	3,512	5,458	6,476
Adjusted Net Income	$8,160	$12,097	$18,273	$22,308

Adjusted Net Income per share:
Basic	$0.44	$0.65	$0.98	$1.20
Diluted	$0.43	$0.64	$0.96	$1.18
Weighted average shares used for the computation of:
Basic Adjusted Net Income per share	18,730,688	18,653,111	18,727,267	18,649,575
Diluted Adjusted Net Income per share(e)	18,949,175	18,849,173	18,954,927	18,861,834

(a)

Represents start-up costs associated with Aviara, a completely new boat brand in an industry category previously not served by the Company. We began selling the brand’s first two models, the AV32 and the AV36, during the first and second quarters of fiscal 2020, respectively. We expect to begin selling one additional model, the AV40, in late fiscal 2020. Start-up costs presented for fiscal 2020 are related to the AV36 and AV40 models. Start-up costs presented for fiscal 2019 are related to the launch of the Aviara brand and the three initial Aviara models which had not yet begun selling. We expect to adjust net income for Aviara start-up costs through fiscal 2020.

(b)	Represents fees, expenses, and integration costs associated with our acquisition of Crest in fiscal 2019.
(c)	Represents post-acquisition adjustment to cost of goods sold for the fair value step-up of inventory acquired, all of which was sold during fiscal 2019.
(d)	Reflects income tax expense at an estimated annual effective income tax rate of 23.0% for fiscal 2020 and 22.5% for the prior-year period.
(e)	See table below for reconciliation of weighted average shares used for computation of Basic earnings per share to weighted average shares used for Diluted Adjusted Net Income per share.

The following table presents the reconciliation of weighted average shares used for computation of Basic earnings per share to weighted average shares used for Diluted Adjusted Net income per share:

	Six Months Ended		Six Months Ended
	December 29,	December 30,	December 29,	December 30,
	2019	2018	2019	2018
Weighted average shares used for computation of Basic earnings per share	18,730,688	18,653,111	18,727,267	18,649,575
Dilutive effect of outstanding stock options(a)	9,930	36,988	16,066	51,171
Dilutive effect of outstanding restricted share awards/units(b)	208,557	159,074	211,594	161,088
Weighted average shares used for the computation of Diluted Adjusted Net Income per share	18,949,175	18,849,173	18,954,927	18,861,834

(a)

Represents the dilutive effect of stock options calculated using the treasury stock method, but instead of using the average market price, the market price on the last business day of the period is used.

(b)	Represents the dilutive effect of restricted stock awards (“RSAs”) and performance stock units (“PSUs”) assuming the total outstanding awards/unit at each period end are fully dilutive.

The following table presents the reconciliation of net income per diluted share to Adjusted net income per diluted weighted average share for the periods presented:

	Three Months Ended		Six Months Ended
	December 29,	December 30,	December 29,	December 30,
	2019	2018	2019	2018
Net income per diluted share	$0.37	$0.54	$0.83	$0.99
Impact of adjustments:
Income tax expense	0.12	0.13	0.26	0.25
Amortization of acquisition intangibles	0.05	0.05	0.10	0.08
Aviara start-up costs(a)	0.03	0.03	0.04	0.04
Share-based compensation	-	0.02	0.03	0.04
Transaction expense(b)	-	0.04	-	0.11
Inventory step-up adjustment - acquisition related(c)	-	0.02	-	0.02
Adjusted Net Income per diluted share before income taxes	0.57	0.83	1.26	1.53
Impact of adjusted income tax expense on net income per diluted share before income taxes(d)	(0.13)	(0.19)	(0.29)	(0.35)
Impact of increased share count(e)	(0.01)	-	(0.01)	-
Adjusted Net Income per diluted weighted average share	$0.43	$0.64	$0.96	$1.18

(a)

Represents start-up costs associated with Aviara, a completely new boat brand in an industry category previously not served by the Company. We began selling the brand’s first two models, the AV32 and the AV36, during the first and second quarters of fiscal 2020, respectively. We expect to begin selling one additional model, the AV40, in late fiscal 2020. Start-up costs presented for fiscal 2020 are related to the AV36 and AV40 models. Start-up costs presented for fiscal 2019 are related to the launch of the Aviara brand and the three initial Aviara models which had not yet begun selling. We expect to adjust net income for Aviara start-up costs through fiscal 2020.

(b)	Represents fees, expenses, and integration costs associated with our acquisition of Crest in fiscal 2019.
(c)	Represents post-acquisition adjustment to cost of goods sold for the fair value step-up of inventory acquired, all of which was sold during fiscal 2019.
(d)	Reflects income tax expense at an estimated annual effective income tax rate of 23.0% for fiscal 2020 and 22.5% for the prior-year period.
(e)

Reflects the impact of increased share counts giving effect to the exchange of all RSAs, the vesting of all PSUs and for the dilutive effect of stock options included in outstanding shares and rounding.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance working capital, fund capital expenditures, and service our debt. Our principal sources of funds are cash generated from operating activities and the refinancing and/or new issuance of long-term debt. As of December 29, 2019, we had borrowing availability of $35.0 million under the Revolving Credit Facility. We believe cash from operations, along with the ability to borrow, will be sufficient to provide for our liquidity and capital resource needs for at least the next 12 months. The following table summarizes our cash flows from operating, investing, and financing activities:

	Six Months Ended
	December 29,	December 30,	2020 vs. 2019
	2019	2018	Change	% Change
	(Dollars in thousands)
Total cash provided by (used in):
Operating activities	$19,844	$27,861	$(8,017)	(28.8%)
Investing activities	(11,477)	(87,746)	76,269	(86.9%)
Financing activities	(8,745)	70,470	(79,215)	(112.4%)
Net change in cash	$(378)	$10,585	(10,963)	(103.6%)

Operating Activities

Net cash provided by operating activities decreased primarily due to unfavorable working capital usage and lower operating income. Working capital is defined as Accounts receivable, Income tax receivable, Inventories, and Prepaid expenses and other current assets net of Accounts payable, Income tax payable, and Accrued expenses and other current liabilities as presented in the condensed consolidated balance sheets, excluding the impact of acquisitions and non-cash adjustments. Cash flows from working capital changes decreased $6.3 million primarily due to:

•	an $8.1 million decrease related to Accrued expenses and other current liabilities largely from higher dealer incentive spending and timing of dealer incentive payments;
•	a $1.6 million decrease attributable to Inventories mainly due to a temporary benefit in 2019 from the strategic reduction of inventory acquired as part of the Crest acquisition;
•	a $1.3 million decrease attributable to Accounts payable as a result of lower production levels in December 2019 as compared to December 2018 and the timing of vendor payments;
•

partially offset by a $3.9 million increase related to Accounts receivable primarily due to the timing of shipments surrounding the scheduled holiday shutdown during December 2019 when compared to the same period of the prior year.

Investing Activities

Net cash used in investing activities decreased primarily due to the 2019 Crest acquisition for $81.7 million. Capital outlays during the six months ended December 29, 2019 included the purchase of the Crest manufacturing facility, expansion activities, molds, and equipment. See Note 8 in Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding the Crest facility purchase.

Financing Activities

Net financing cash flow decreased primarily as the result of lower proceeds from the issuance of long-term debt. The Crest acquisition, completed during the second quarter of 2019, was funded using $80 million of proceeds from the issuance on long-term debt. During the six months ended December 29, 2019, the Company made $8.3 million of principal payments on its term loans, including $6.0 million of voluntary prepayments.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet financing arrangements as of December 29, 2019.

Contractual Obligations

During the first quarter of 2020, the Company elected to exercise its option to purchase the leased Crest manufacturing facility and on October 24, 2019 the purchase was completed. See Note 8 in Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding this purchase.

As a result of this purchase, the Company’s Operating Lease Obligations, as presented in the Contractual Obligations table in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 were impacted as follows:

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

We will continue to be an emerging growth company until the earliest to occur of (i) the last day of fiscal year during which we had total annual gross revenues of at least $1.07 billion, (ii) the last day of the fiscal year following the fifth anniversary of the closing of the IPO, June 30, 2021, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt, or (iv) the date on which we are deemed to be a “large accelerated filer,” as defined under the Exchange Act.

Critical Accounting Policies

As of December 29, 2019 there were no significant changes in or changes in the application of our critical accounting policies or estimation procedures from those presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, which was filed with the SEC on September 13, 2019.

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

As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 29, 2019.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 29, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Except as noted below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, which was filed with the SEC on September 13, 2019 under “Part I, Item 1A. Risk Factors”

We depend on third-party suppliers to provide components and raw materials essential to the construction of our boats.

We depend on third-party suppliers to provide components and raw materials essential to the construction of our boats. While we believe that our relationships with our current suppliers are sufficient to provide the materials necessary to meet present production demand, we cannot provide assurance that these relationships will not be affected by disruptions felt by our third-party suppliers.  Because our suppliers are located in a number of countries throughout the Americas, Asia and Europe, they are subject to risks of changes in economic, political, and welfare conditions in those countries, including the inability of suppliers to meet demands due to the effect of exposure to infectious disease and epidemics, including the coronavirus outbreak.

ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of MCBC Holdings, Inc.	10-K	001-37502	3.1	9/18/15
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of MasterCraft Boat Holdings, Inc.	10-Q	001-37502	3.2	11/9/18
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of MasterCraft Boat Holdings, Inc.	8-K	001-37502	3.1	10/25/19
3.4	Fourth Amended and Restated By-laws of MasterCraft Boat Holdings, Inc.	8-K	001-37502	3.2	10/25/19
10.1	Letter Agreement, dated October 30, 2019	8-K	001-37502	10.1	10/30/19	†
10.2	Offer Letter, dated December 2, 2019	8-K	001-37502	10.1	12/3/19	†
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

†	Indicates management contract or compensatory plan.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FREDERICK A. BRIGHTBILL	Chief Executive Officer (Principal Executive Officer) and Director
Frederick A. Brightbill		February 5, 2020

/s/ TIMOTHY M. OXLEY	Chief Financial Officer (Principal Financial and Accounting Officer), Treasurer and Secretary
Timothy M. Oxley		February 5, 2020