Form 10-Q
period 2020-03-29
MasterCraft Boat Holdings, Inc.
filed 2020-05-08
CIK 1638290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 29, 2020

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

As of May 4, 2020, there were 18,872,119 shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding.

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

The forward-looking statements contained in this quarterly report on Form 10-Q are based on assumptions that we have made considering our industry experience and our perceptions of historical trends, current conditions, expected future developments and other important factors we believe are appropriate under the circumstances. As you read and consider this quarterly report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many important factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance anticipated in the forward-looking statements, including but not limited to the following: the potential effects of the coronavirus (“COVID-19”) pandemic on the Company, general economic conditions, demand for our products, changes in consumer preferences, competition within our industry, our reliance on our network of independent dealers, our ability to manage our manufacturing levels and our fixed cost base, the successful introduction of our new products and the other important factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, filed with the Securities and Exchange Commission (the “SEC”) on September 13, 2019 (our “2019 Annual Report”), our Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2019, filed with the SEC on February 5, 2020 (our “Fiscal Second Quarter Quarterly Report”), and this Quarterly Report on Form 10-Q (this “Quarterly Report”). Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual operating and financial performance may vary in material respects from the performance projected in these forward-looking statements.

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

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	March 29,	March 31,	March 29,	March 31,
	2020	2019	2020	2019
NET SALES	$102,562	$128,390	$311,979	$343,572
COST OF SALES	81,288	97,033	244,030	261,939
GROSS PROFIT	21,274	31,357	67,949	81,633
OPERATING EXPENSES:
Selling and marketing	4,933	5,210	13,340	13,757
General and administrative	6,094	6,696	19,356	20,576
Amortization of other intangible assets	987	987	2,961	2,504
Goodwill and other intangible asset impairment	56,437	-	56,437	-
Total operating expenses	68,451	12,893	92,094	36,837
OPERATING INCOME (LOSS)	(47,177)	18,464	(24,145)	44,796
OTHER EXPENSE:
Interest expense	1,086	1,867	3,667	4,829
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	(48,263)	16,597	(27,812)	39,967
INCOME TAX EXPENSE (BENEFIT)	(11,550)	3,834	(6,601)	8,552
NET INCOME (LOSS)	$(36,713)	$12,763	$(21,211)	$31,415

NET INCOME (LOSS) PER SHARE:
Basic	$(1.96)	$0.68	$(1.13)	$1.68
Diluted	$(1.96)	$0.68	$(1.13)	$1.67
WEIGHTED AVERAGE SHARES USED FOR COMPUTATION OF:
Basic earnings per share	18,739,480	18,657,719	18,731,338	18,652,289
Diluted earnings per share	18,739,480	18,756,605	18,731,338	18,765,897

Notes to Unaudited Condensed Consolidated Financial Statements form an integral part of the condensed consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	March 29,	June 30,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,991	$5,826
Accounts receivable, net of allowances of $340 and $281, respectively	10,148	12,463
Income tax receivable	5,703	951
Inventories, net (Note 4)	37,159	30,660
Prepaid expenses and other current assets	4,979	4,464
Total current assets	98,980	54,364
Property, plant and equipment, net	41,669	33,636
Goodwill (Note 6)	29,593	74,030
Other intangible assets, net (Note 6)	64,836	79,799
Deferred income taxes	13,792	6,240
Deferred debt issuance costs, net	371	451
Operating lease assets (Note 8)	779	—
Other long-term assets	248	253
Total assets	$250,268	$248,773
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$14,008	$17,974
Income tax payable	—	426
Accrued expenses and other current liabilities (Note 5)	42,912	41,421
Current portion of long-term debt, net of unamortized debt issuance costs (Note 7)	9,004	8,725
Total current liabilities	65,924	68,546
Long-term debt, net of unamortized debt issuance costs (Note 7)	129,429	105,016
Operating lease liabilities (Note 8)	445	—
Unrecognized tax positions	3,114	2,895
Total liabilities	198,912	176,457
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value per share — authorized, 100,000,000 shares; issued and outstanding, 18,872,119 shares at March 29, 2020 and 18,764,037 shares at June 30, 2019	189	188
Additional paid-in capital	115,832	115,582
Accumulated deficit	(64,665)	(43,454)
Total stockholders' equity	51,356	72,316
Total liabilities and stockholders' equity	$250,268	$248,773

Notes to Unaudited Condensed Consolidated Financial Statements form an integral part of the condensed consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share data)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2019	18,764,037	$188	$115,582	$(43,454)	$72,316
Share-based compensation activity	74,960	1	169	—	170
Net income	—	—	—	8,623	8,623
Balance at September 29, 2019	18,838,997	189	115,751	(34,831)	81,109
Share-based compensation activity	33,169	—	(78)	—	(78)
Net income	—	—	—	6,879	6,879
Balance at December 29, 2019	18,872,166	189	115,673	(27,952)	87,910
Share-based compensation activity	(47)	—	159	—	159
Net loss	—	—	—	(36,713)	(36,713)
Balance at March 29, 2020	18,872,119	$189	$115,832	$(64,665)	$51,356

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2018	18,682,338	$187	$114,052	$(61,717)	$52,522
Adoption of accounting standards	—	—	—	(3,091)	(3,091)
Share-based compensation activity	39,082	—	279	—	279
Net income	—	—	—	8,465	8,465
Balance at September 30, 2018	18,721,420	187	114,331	(56,343)	58,175
Share-based compensation activity	4,770	—	363	(1)	362
Net income	—	—	—	10,188	10,188
Balance at December 30, 2018	18,726,190	187	114,694	(46,156)	68,725
Share-based compensation activity	(2,196)	—	371	—	371
Net income	—	—	—	12,763	12,763
Balance at March 31, 2019	18,723,994	$187	$115,065	$(33,393)	$81,859

Notes to Unaudited Condensed Consolidated Financial Statements form an integral part of the condensed consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Dollars in thousands)

	Nine Months Ended
	March 29,	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(21,211)	$31,415
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,686	5,450
Share-based compensation	703	1,159
Deferred income taxes	(7,552)	62
Unrecognized tax benefits	219	646
Amortization of debt issuance costs	420	410
Goodwill and other intangible asset impairment	56,437	—
Changes in certain operating assets and liabilities	(13,657)	(382)
Other, net	855	792
Net cash provided by operating activities	23,900	39,552

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	—	(81,729)
Purchases of property, plant and equipment	(13,601)	(10,387)
Proceeds from disposal of property, plant and equipment	25	5
Net cash used in investing activities	(13,576)	(92,111)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	80,000
Principal payments on long-term debt	(10,647)	(29,015)
Borrowings on revolving credit facility	35,000	—
Proceeds from insurance premium financing	1,130	—
Principal payments on insurance premium financing	(189)	—
Payments of debt issuance costs	—	(146)
Cash paid for withholding taxes on vested stock	(453)	(728)
Net cash provided by financing activities	24,841	50,111
NET CHANGE IN CASH AND CASH EQUIVALENTS	35,165	(2,448)

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	5,826	7,909
CASH AND CASH EQUIVALENTS — END OF PERIOD	$40,991	$5,461
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$3,263	$3,957
Cash payments for income taxes	6,146	7,765
SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures in accounts payable and accrued expenses	80	399

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements for the year ended June 30, 2019 and, in the opinion of management, reflect all adjustments considered necessary to present fairly the Company’s financial position as of March 29, 2020, its results of operations for the three and nine months ended March 29, 2020 and March 31, 2019, its cash flows for the nine months ended March 29, 2020 and March 31, 2019, and its statements of stockholders’ equity for the three and nine months ended March 29, 2020 and March 31, 2019. All adjustments are of a normal, recurring nature. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for financial information have been condensed or omitted pursuant to such rules and regulations. The June 30, 2019 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP for complete financial statements. However, management believes that the disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, filed with the SEC on September 13, 2019 (our “2019 Annual Report”).

Due to the seasonality of the Company’s business, the interim results are not necessarily indicative of the results that may be expected for the remainder of the fiscal year.

COVID-19 Pandemic — The outbreak of a novel coronavirus throughout the world, including the United States, during early calendar year 2020 has caused widespread business and economic disruption through mandated and voluntary business closings and restrictions on the movement and activities of people (“COVID-19 Pandemic”). We are subject to risks and uncertainties as a result of the COVID-19 Pandemic. The extent of the impact of the COVID-19 Pandemic on the Company's business is highly uncertain and difficult to predict, as the response to the COVID-19 Pandemic is rapidly evolving in many countries, including the United States and other markets where the Company operates. It is expected that many of the Company's customers, dealers, and suppliers could be impacted by these closings and restrictions which could materially and adversely affect demand for our products, our ability to obtain or deliver inventory, and our ability to collect accounts receivables as customers face higher liquidity and solvency risk. Furthermore, capital markets and economies worldwide have also been negatively impacted by the COVID-19 Pandemic, and it is possible that it could cause an economic downturn, recession, or depression. Such economic disruption could have a material adverse effect on our business as retail demand for our products could decline which would in-turn reduce wholesale demand from our dealers. Policymakers around the world have responded with fiscal and monetary policy actions to support the economy. The magnitude and overall effectiveness of these actions remains uncertain.

To protect the health of its manufacturing employees and to balance wholesale production with retail demand, the Company suspended operations at its manufacturing facilities for all of its brands in late March 2020. As a result of this action, the Company temporarily laid off nearly all of its hourly workforce. After further evaluation, the Company intends to resume operations at its Owosso, Michigan facility (Crest Marine boats) on May 11, 2020, its Amory, Mississippi facility (NauticStar boats) on May 11, 2020, and its Vonore, Tennessee facility (MasterCraft and Aviara boats) on May 12, 2020.  As the Company resumes its operations, it will continue to evaluate and monitor the health and safety of its employees and will adhere to federal and local government mandates and guidelines.

The severity of the impact of the COVID-19 Pandemic on the Company's business will depend on a number of factors, including, but not limited to, the duration, spread, severity, and impact of the pandemic, the remedial actions and stimulus measures adopted by local and federal governments, the effects of the pandemic on the Company's customers, dealers and suppliers, and to the extent normal economic and operating conditions can resume, all of which are uncertain and cannot be predicted. The Company's future results of operations, cash flows, and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms, supply chain disruptions and uncertain demand, additional goodwill and intangible impairment charges (see Note 6), and the impact of any initiatives that the Company may undertake to address financial and operational challenges faced by it and its customers, dealers, and suppliers. As of the date of issuance of these condensed consolidated financial statements, the extent to which the COVID-19 Pandemic may materially impact the Company's financial condition, liquidity, or results of operations is uncertain.

With the exception of Accounting Standards Codification (“ASC”) 842 discussed below, there were no significant changes in or changes in the application of the Company’s significant or critical accounting policies or estimation procedures for the nine months ended March 29, 2020 as compared with the significant accounting policies described in the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2019.

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

The Company determines if an arrangement is a lease at lease inception. Operating lease right-of-use (“ROU”) assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. As the Company's lease contracts generally do not include an implicit rate, the Company uses its incremental borrowing rate based on information available at commencement date in determining the present value of future payments. The incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in economic environments where the leased asset is located. The operating lease ROU asset also includes any initial direct costs and lease payments made prior to lease commencement and excludes lease incentives incurred.

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

2.	REVENUE RECOGNITION

The following tables present the Company’s revenue from contracts with customers by major product category and reportable segment.

	Three Months Ended March 29, 2020
	MasterCraft	NauticStar	Crest	Total
Major Product Categories:
Boats and trailers	$68,684	$14,053	$17,696	$100,433
Parts	1,705	103	136	1,944
Other revenue	142	—	43	185
Total	$70,531	$14,156	$17,875	$102,562

	Nine Months Ended March 29, 2020
	MasterCraft	NauticStar	Crest(a)	Total
Major Product Categories:
Boats and trailers	$204,303	$47,372	$52,417	$304,092
Parts	6,411	349	437	7,197
Other revenue	487	6	197	690
Total	$211,201	$47,727	$53,051	$311,979

	Three Months Ended March 31, 2019
	MasterCraft	NauticStar	Crest	Total
Major Product Categories:
Boats and trailers	$77,329	$21,624	$27,065	$126,018
Parts	1,798	22	166	1,986
Other revenue	304	6	76	386
Total	$79,431	$21,652	$27,307	$128,390

	Nine Months Ended March 31, 2019
	MasterCraft	NauticStar	Crest(a)	Total
Major Product Categories:
Boats and trailers	$224,604	$58,187	$52,819	$335,610
Parts	6,464	57	252	6,773
Other revenue	994	11	184	1,189
Total	$232,062	$58,255	$53,255	$343,572

(a)	Crest was acquired on October 1, 2018.

Contract Liabilities

As of June 30, 2019, the Company had $0.8 million of contract liabilities associated with customer deposits. During the nine months ended March 29, 2020, all of this amount was recognized as revenue. As of March 29, 2020, total contract liabilities associated with customer deposits were $0.4 million, were reported in Accrued expenses and other current liabilities on the condensed consolidated balance sheet, and are expected to be recognized as revenue during the remainder of the year ended June 30, 2020.

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

Crest Supplier Relationship

Crest purchases fiberglass component parts from a supplier whose minority owner was the same member of the Crest management team that has a minority ownership interest in Real Estate. On January 31, 2020 this minority ownership interest was divested and this supplier ceased being a related party. During the period beginning July 1, 2019 and ending January 31, 2020, the Company purchased $1.8 million of products from the supplier.

4.	INVENTORIES

Inventories consisted of the following:

	March 29,	June 30,
	2020	2019
Raw materials and supplies	$24,028	$20,034
Work in process	5,898	4,571
Finished goods	8,982	7,207
Obsolescence reserve	(1,749)	(1,152)
Total inventories	$37,159	$30,660

5.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	March 29,	June 30,
	2020	2019
Warranty	$19,318	$17,205
Dealer incentives	11,172	12,623
Compensation and related accruals	2,757	3,494
Floor plan interest	2,570	2,060
Inventory repurchase contingent obligation	1,779	1,936
Insurance premium financing	941	—
Self-insurance	1,027	606
Debt interest	342	405
Current operating lease liabilities	334	—
Other	2,672	3,092
Total accrued expenses and other current liabilities	$42,912	$41,421

The following activity related to warranty liabilities was recorded in Accrued expenses and other current liabilities during the nine months ended March 29, 2020 and March 31, 2019:

	Nine Months Ended
	March 29,	March 31,
	2020	2019
Balance at the beginning of the period	$17,205	$13,077
Provisions	5,828	5,735
Additions for Crest acquisition	—	727
Payments made	(5,921)	(5,223)
Aggregate changes for preexisting warranties	2,206	2,417
Balance at the end of the period	$19,318	$16,733

6.GOODWILL AND OTHER INTANGIBLE ASSETS

Impairment

The current economic environment, including the significant declines in share price, market volatility and the disruption to the Company’s supply chain resulting from the COVID-19 Pandemic, triggered an interim impairment analysis for the Company’s intangible assets including goodwill. Holistically, the Company evaluated the events and changes in circumstances since the most recent quantitative impairment test performed as of June 30, 2019 and determined that is more likely than not that our trade names and goodwill at certain reporting units were impaired.

Determining the fair value of trade names and goodwill required the use of significant judgement, including estimation of cash flows, which are dependent on internal forecasts, estimation of long-term growth rate for each reporting unit, and determination of the weighted average cost of capital.  A number of significant assumptions and estimates are involved in the application of the discounted cash flow model to forecast operating cash flows, including market growth and market share, sales volumes and prices, production costs, discount rate, and estimated capital needs.  Management considers historical experience and all available information at the time that the fair values of the Company’s reporting units are estimated.  Inputs used to estimate these fair values included significant unobservable inputs that reflect the Company’s assumptions about the inputs that market participants would use and, therefore, the fair value assessments are classified within Level 3 of the fair value hierarchy.

If the carrying amount of trade names or goodwill exceed their fair value, then they are considered impaired and an impairment loss is recognized in an amount by which the carrying value exceeds the reporting unit’s fair value, not to exceed the carrying amount of the trade name or goodwill allocated to that reporting unit.  As a result of this analysis, the Company recorded impairment charges totaling $56.4 million during the three months ended March 29, 2020 related to the NauticStar and Crest segments.  The charges recorded to each segment are detailed below, and are included in Goodwill and other intangible asset impairment on the condensed consolidated statements of operations. The impairment was principally a result of a decline, in the fiscal third quarter, in market conditions, including our share price, and the outlook for sales and operating performance relative to the Company’s acquisition plans and impairment test performed as of June 30, 2019.

Goodwill and other intangible asset impairment for the three and nine months ended March 29, 2020 was as follows:

	NauticStar	Crest	Consolidated
Goodwill	$8,199	$36,238	$44,437
Trade name	5,000	7,000	12,000
Total	$13,199	$43,238	$56,437

While the extent and duration of the economic impact from the COVID-19 pandemic remain unclear, changes in assumptions and estimates may affect the fair value of goodwill and other intangibles and could result in additional impairment charges in future periods.

The carrying amounts of goodwill as of March 29, 2020 and June 30, 2019, attributable to each of the Company’s reportable segments, were as follows:

Balance as of March 29, 2020	Gross Amount	Accumulated Impairment Losses	Total
MasterCraft	$29,593	$-	$29,593
NauticStar	36,199	(36,199)	-
Crest	36,238	(36,238)	-
Total	$102,030	$(72,437)	$29,593

Balance as of June 30, 2019	Gross Amount	Accumulated Impairment Losses	Total
MasterCraft	$29,593	$-	$29,593
NauticStar	36,199	(28,000)	8,199
Crest	36,238	-	36,238
Total	$102,030	$(28,000)	$74,030

The following table presents the carrying amount of Other intangible assets, net as of March 29, 2020 and June 30, 2019.

	March 29,			June 30,
	2020			2019
	Gross Amount	Accumulated Amortization / Impairment	Other intangible assets, net	Gross Amount	Accumulated Amortization / Impairment	Other intangible assets, net
Amortized intangible assets
Dealer networks	$39,500	$(8,835)	$30,665	$39,500	$(5,909)	$33,591
Software	245	(74)	171	245	(37)	208
	39,745	(8,909)	30,836	39,745	(5,946)	33,799

Unamortized intangible assets
Trade names	49,000	(15,000)	34,000	49,000	(3,000)	46,000
Total other intangible assets	$88,745	$(23,909)	$64,836	$88,745	$(8,946)	$79,799

Amortization expense related to Other intangible assets, net for the three and nine months ended March 29, 2020 was $1.0 and $3.0 million, respectively. Amortization expense related to Other intangible assets, net for the three and nine months ended March 31, 2019 was $1.0 and $2.5, respectively. Estimated amortization expense for the fiscal year ended June 30, 2020 is $4.0 million.

7.LONG-TERM DEBT

Long-term debt is as follows:

	March 29,	June 30,
	2020	2019
Revolver	$35,000	$-
Senior secured term loans	104,703	115,349
Debt issuance costs on term loans	(1,270)	(1,608)
Total debt	138,433	113,741
Less current portion of long-term debt	9,420	9,167
Less current portion of debt issuance costs on term loans	(416)	(442)
Long-term debt, net of current portion	$129,429	$105,016

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

The Fourth Amended Credit Agreement bears interest, at the Company’s option, at either the prime rate plus an applicable margin ranging from 0.5% to 1.5% or at an adjusted LIBOR rate plus an applicable margin ranging from 1.5% to 2.5%, in each case based on the Company’s Total Net Leverage Ratio, as defined under the Fourth Amended Credit Agreement. Based on the Company’s Total Net Leverage Ratio as of March 29, 2020, the applicable margin for loans accruing interest at the prime rate is 0.75% and the applicable margin for loans accruing interest at LIBOR is 1.75%.

As of March 19, 2020, the Company drew $35.0 million on its revolving credit agreement as a precautionary measure in order to increase its cash position and preserve financial flexibility in light of uncertainty in the global markets resulting from the COVID-19 Pandemic. As of March 29, 2020, the Company had $35.0 million of borrowings outstanding on its Revolving Credit Facility. The Company’s unamortized debt issuance costs related to the Revolving Credit Facility were $0.4 million and $0.5 million as of March 29, 2020 and June 30, 2019, respectively. All amounts outstanding under the Fourth Amended Credit Agreement mature in October 2023. As of March 29, 2020, the Company was in compliance with its financial covenants under the Fourth Amended Credit Agreement.

Amendment to Fourth Amended Credit Agreement

On May 7, 2020, the Company entered into Amendment No. 3 to the Fourth Amended Credit Agreement (the “Amendment”). The changes effected by the Amendment include, among others, the temporary removal and replacement of the Company’s financial covenants, the addition of a 50 basis point floor on LIBOR, modifications to the range of applicable LIBOR and prime interest rate margins, and a revision of the Total Net Leverage Ratio calculation. Under the Amendment, the Total Net Leverage Ratio covenant and Fixed Charge Coverage Ratio covenant of the Fourth Amended Credit Agreement are temporarily replaced with three separate covenants: (i) an Interest Coverage Ratio, (ii) a Minimum Liquidity threshold, and (iii) a Maximum Unfinanced Capital Expenditures limitation (the “Package of Financial Covenants”). The Package of Financial Covenants are in place through the quarter ended March 31, 2021, at which time the Total Net Leverage Ratio covenant and Fixed Charge Coverage Ratio covenant will be reinstated and the Package of Financial Covenants will sunset, and with the minimum liquidity covenant being tested on the last day of each fiscal month through May 31, 2021. In addition, the Total Net Leverage Ratio calculation was temporarily revised to include all unrestricted cash balances, without limitation, until June 30, 2021.

Pursuant to the Amendment, the applicable interest, at the Company’s option, is at either the prime rate plus an applicable margin ranging from 0.5% to 2.25% or at an adjusted LIBOR rate plus an applicable margin ranging from 1.5% to 3.25%, in each case based on the Company’s Total Net Leverage Ratio.

Insurance Premium Financing

On March 27, 2020, the Company executed an insurance premium financing agreement of $1.1 million with a premium finance company in order to finance certain of its annual insurance premiums. Beginning on April 1, 2020, the financing agreement is payable in eleven monthly installments of principal and interest of approximately $0.1 million. The agreement bears interest at 3.6%. The balance of the insurance premium financing as of March 29, 2020 was $0.9 million and is recorded in Accrued expenses and other current liabilities.

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

A summary of the Company's lease assets and lease liabilities as of March 29, 2020 is as follows:

		March 29,
	Classification	2020
Lease Assets
Operating lease assets	Operating lease assets	$779

Lease Liabilities
Current operating lease liabilities	Accrued expenses and other current liabilities	334
Non-current operating lease liabilities	Operating lease liabilities	445
Total lease liabilities		$779

A summary of the Company's total lease cost for the three and nine months ended March 29, 2020 is as follows:

	Classification	Three Months Ended	Nine Months Ended
Operating lease cost	Cost of sales	$93	$382
	General and administrative	9	25
Total lease cost(a)		$102	$407

(a)	Includes total variable lease cost and total short-term lease cost, both of which were immaterial.

The Company's maturity analysis of its operating lease liabilities as of March 29, 2020 is as follows:

Remainder of 2020	$92
2021	359
2022	298
2023	72
2024	1
Total lease payments	822
Less: Interest	(43)
Present value of lease payments	$779

The total weighted-average discount rate and remaining lease term for the Company's operating leases were 4.73% and 2.36 years, respectively, as of March 29, 2020. For the nine months ended March 29, 2020, total operating cash flows related to operating leases were $0.4 million.

Future minimum rental payments under all non-cancelable operating leases with remaining lease terms in excess of one year at June 30, 2019, were as follows:

2020	$703
2021	690
2022	628
2023	402
2024	402
Thereafter	1,806
Total	$4,631

9.	INCOME TAXES

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (H.R. 748) (the “CARES Act”). Among the changes to the U.S. federal income tax rules, the CARES Act restored net operating loss carryback rules that were eliminated by the Tax Cuts and Jobs Act (the “Tax Reform Act”), modified the limit on the deduction for net interest expense and accelerated the timeframe for refunds of AMT credits. The Company has evaluated the impact of the CARES Act and has not identified any material effect on its results of operations, financial condition, or cash flows.

The Company’s consolidated interim effective tax rate is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items. The differences between the Company’s effective tax rates and the statutory federal tax rate of 21.0% primarily relate to the inclusion of the state tax rate in the overall effective rate offset by a permanent benefit associated with the foreign derived intangible income deduction. During the three months ended March 29, 2020 and March 31, 2019, the Company’s effective tax rates were 23.9% and 23.1%, respectively.  During the nine months ended March 29, 2020 and March 31, 2019, the Company’s effective tax rates were 23.7% and 21.4%, respectively.  The Company’s effective tax rates for the three and nine months ended March 29, 2020 are higher compared to the effective tax rates for the three and nine months ended March 31, 2019, primarily due to favorable discrete adjustments which reduced the effective tax rates for the three and nine months ended March 31, 2019.

10.	NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of the Company’s net income (loss) per share:

	Three Months Ended		Nine Months Ended
	March 29,	March 31,	March 29,	March 31,
	2020	2019	2020	2019
Net income (loss)	$(36,713)	$12,763	$(21,211)	$31,415
Weighted average shares — basic	18,739,480	18,657,719	18,731,338	18,652,289
Dilutive effect of assumed exercises of stock options	—	39,160	—	47,258
Dilutive effect of assumed restricted share awards/units	—	59,726	—	66,350
Weighted average outstanding shares — diluted	18,739,480	18,756,605	18,731,338	18,765,897
Basic net income per share	$(1.96)	$0.68	$(1.13)	$1.68
Diluted net income (loss) per share	$(1.96)	$0.68	$(1.13)	$1.67

For the three and nine months ended March 29, 2020 and March 31, 2019, the weighted average shares that were anti-dilutive, and therefore excluded from the computation of diluted net income (loss) per share, included:

	Three Months Ended		Nine Months Ended
	March 29,	March 31,	March 29,	March 31,
	2020	2019	2020	2019
Restricted stock awards	61,420	1,757	44,428	1,090
Performance stock units	52,288	33,365	45,258	1,036

11.	SHARE-BASED COMPENSATION

The following table presents the components of share-based compensation expense by award type.

	Three Months Ended		Nine Months Ended
	March 29,	March 31,	March 29,	March 31,
	2020	2019	2020	2019
Restricted stock awards	$378	$50	$898	$667
Performance stock units	(219)	116	(204)	341
Stock options	-	205	9	151
Share-based compensation expense	$159	$371	$703	$1,159

Adjustment to Share-Based Compensation

Based upon current economic trends, the probability of attaining the performance criteria of the Performance Stock Units (PSUs”) has been lowered. As a result, the amount of share-based compensation expense has been lowered by approximately $0.4 million on a cumulative basis from original estimates during the three months ended March 29, 2020.

Restricted Stock Awards

During the nine months ended March 29, 2020, the Company granted 138,457 RSAs to the Company’s non-executive directors, officers and certain other key employees. Generally, the shares of restricted stock granted during the nine months ended March 29, 2020, vest pro-rata over three years for officers and certain other key employees and over one year for non-executive directors. The Company determined the fair value of the shares awarded by using the close price of our common stock as of the date of grant. The weighted average grant date fair value of RSAs granted in the nine months ended March 29, 2020, was $17.41 per share.

The following table summarizes the status of nonvested RSAs as of March 29, 2020, and changes during the nine months then ended.

		Average
	Nonvested	Grant-Date
	Restricted	Fair Value
	Shares	(per share)
Nonvested at June 30, 2019	53,804	$22.94
Granted	138,457	17.41
Vested	(24,854)	20.84
Forfeited	(34,797)	20.24
Nonvested at March 29, 2020	132,610	18.27

As of March 29, 2020, there was $1.6 million of total unrecognized compensation expense related to nonvested RSAs.  The Company expects this expense to be recognized over a weighted average period of 1.7 years.

Performance Stock Units

PSUs are a form of long-term incentive compensation awarded to executive officers and certain other key employees designed to directly align the interests of employees to the interests of the Company’s stockholders, and to create long-term stockholder value. The awards will be earned based on the Company’s achievement of certain performance criteria over a three-year performance period. The performance period for the awards commences on July 1 of the fiscal year in which they were granted and continue for a three-year period, ending on June 30 of the applicable year. The probability of achieving the performance criteria is assessed quarterly. Following the determination of the Company’s achievement with respect to the performance criteria, the number of shares awarded is subject to further adjustment based on the application of a total shareholder return (“TSR”) modifier. The grant date fair value is determined based on both the probability assessment of the Company achieving the performance criteria and an estimate of the expected TSR modifier. The TSR modifier estimate is determined using a Monte Carlo Simulation model, which considers the likelihood of numerous possible outcomes of long-term market performance. Compensation expense related to nonvested PSUs is recognized ratably over the performance period.

The following table summarizes the status of nonvested PSUs as of March 29, 2020, and changes during the nine months then ended.

		Average
	Nonvested	Grant-Date
	Performance	Fair Value
	Stock Units	(per share)
Nonvested at June 30, 2019	50,621	$23.34
Granted	72,048	18.14
Vested	-	-
Forfeited	(46,882)	20.82
Nonvested at March 29, 2020	75,787	19.95

As of March 29, 2020, there was $0.3 million of total unrecognized compensation expense related to nonvested PSUs.  The Company expects this expense to be recognized over a weighted average period of 2.0 years.

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

The following tables present financial information for the Company’s reportable segments for the three and nine months ended March 29, 2020 and March 31, 2019 and total assets at March 29, 2020 and June 30, 2019.

	Three Months Ended March 29, 2020
	MasterCraft	NauticStar	Crest	Consolidated
Net sales	$70,531	$14,156	$17,875	$102,562
Operating income (loss)	11,062	(15,246)	(42,993)	(47,177)
Depreciation and amortization	1,205	807	620	2,632
Purchases of property, plant and equipment	1,289	799	10	2,098

	Nine Months Ended March 29, 2020
	MasterCraft	NauticStar	Crest(a)	Consolidated
Net sales	$211,201	$47,727	$53,051	$311,979
Operating income (loss)	33,869	(15,892)	(42,122)	(24,145)
Depreciation and amortization	3,383	2,532	1,771	7,686
Purchases of property, plant and equipment	5,655	2,713	5,233	13,601

	Three Months Ended March 31, 2019
	MasterCraft	NauticStar	Crest	Consolidated
Net sales	$79,431	$21,652	27,307	$128,390
Operating income	14,620	1,544	2,300	18,464
Depreciation and amortization	868	682	541	2,091
Purchases of property, plant and equipment	4,079	150	136	4,365

	Nine Months Ended March 31, 2019
	MasterCraft	NauticStar	Crest(a)	Consolidated
Net sales	$232,062	$58,255	$53,255	$343,572
Operating income	37,563	2,698	4,535	44,796
Depreciation and amortization	2,405	1,967	1,078	5,450
Purchases of property, plant and equipment	8,551	1,663	173	10,387

(a)	Crest was acquired on October 1, 2018.

	March 29, 2020	June 30, 2019
Assets:
MasterCraft	$331,796	$273,046
NauticStar	40,334	52,761
Crest	41,151	85,979
Eliminations	(163,013)	(163,013)
Total assets	$250,268	$248,773

13.ACQUISITION

On October 1, 2018, we acquired Crest, a manufacturer of pontoon boats. For accounting purposes, Crest meets the definition of a business and has been accounted for as a business combination. We finalized the purchase price allocation and recorded measurement period adjustments to the initial allocation as disclosed in the notes to our consolidated financial statements included in our 2019 Annual Report. Beginning October 1, 2018, our consolidated results of operations include the results of Crest.

The unaudited pro forma financial results shown in the table below for the three and nine months ended March 31, 2019, combine the consolidated results of the Company and Crest giving effect to the Crest acquisition as if it had been completed on July 1, 2017. The unaudited pro forma financial results do not give effect to any of our other acquisition activity that occurred after July 1, 2017, and do not include any anticipated synergies or other assumed benefits of the Crest acquisition. This unaudited pro forma financial information is presented for informational purposes only and is not indicative of future operations or results had the Crest acquisition been completed as of July 1, 2017. The unaudited pro forma financial results include certain adjustments for acquisition-related costs, debt service costs and additional amortization expense based upon definite-life amortizable assets acquired. The provision for income taxes has also been adjusted for all periods, based upon the foregoing adjustments to historical results.

	Three Months Ended	Nine Months Ended
	March 31,	March 31,
	2019	2019
Net sales	$128,390	$364,565
Net income	$12,765	$32,944
Basic earnings per share	$0.68	$1.77
Diluted earnings per share	$0.68	$1.76

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read together with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. In addition, the statements in this discussion and analysis regarding our expectations concerning the performance of our business, anticipated financial results, liquidity and the other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Cautionary Note Regarding Forward-Looking Statements” above and in “Risk Factors” set forth in our 2019 Annual Report on Form 10-K, our Fiscal Second Quarter Quarterly Report and elsewhere in this Quarterly Report. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Certain statements in the following discussions are based on non-GAAP financial measures. A “non-GAAP financial measure” is a numerical measure of a registrant’s historical or future financial performance, financial position or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with U.S. GAAP in the statements of operations, balance sheets or statements of cash flows of the issuer; or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented. Non-GAAP financial measures do not include operating and statistical measures. The Company includes non-GAAP financial measures in Management’s Discussion and Analysis, as the Company’s management believes that these measures and the information they provide are useful to users of the financial statements, including investors, because they permit users of the financial statements to view the Company’s performance using the same tools that management utilizes and to better evaluate the Company’s ongoing business performance. In order to better align the Company’s reported results with the internal metrics used by the Company's management to evaluate business performance as well as to provide better comparisons to prior periods and peer data, non-GAAP measures exclude the impact of purchase accounting amortization related to business acquisitions.

Overview

COVID-19 Pandemic

The outbreak of a novel coronavirus throughout the world, including the United States, during early calendar year 2020 has caused widespread business and economic disruption through mandated and voluntary business closings and restrictions on the movement and activities of people (“COVID-19 Pandemic”). We are subject to risks and uncertainties as a result of the COVID-19 Pandemic. The extent of the impact of the COVID-19 Pandemic on the Company's business is highly uncertain and difficult to predict, as the response to the COVID-19 Pandemic is rapidly evolving in many countries, including the United States and other markets where the Company operates. It is expected that many of the Company's customers, dealers, and suppliers could be impacted by these closings and restrictions which could materially and adversely affect demand for our products, our ability to obtain or deliver inventory, and our ability to collect accounts receivable as customers face higher liquidity and solvency risk. Furthermore, capital markets and economies worldwide have also been negatively impacted by the COVID-19 Pandemic, and it is possible that it could cause an economic downturn, recession, or depression. Such economic disruption could have a material adverse effect on our business as retail demand for our products could decline which would in-turn reduce wholesale demand from our dealers. Policymakers around the world have responded with fiscal and monetary policy actions to support the economy. The magnitude and overall effectiveness of these actions remains uncertain.

To protect the health of its manufacturing employees and to balance wholesale production with retail demand, the Company suspended operations at its manufacturing facilities for all of its brands in late March 2020. As a result of this action, the Company temporarily laid off nearly all of its hourly workforce. The Company paid lump sum severance payments to laid off employees and provided for the temporary continuation of their healthcare benefits. These actions are estimated to have cost approximately $1.5 million during the fiscal 2020 third quarter (the “COVID-19 Shutdown Costs”). After further evaluation, the Company intends to resume operations at its Owosso, Michigan facility (Crest Marine boats) on May 11, 2020, its Amory, Mississippi facility (NauticStar boats) on May 11, 2020, and its Vonore, Tennessee facility (MasterCraft and Aviara boats) on May 12, 2020.  As the Company resumes its operations, it will continue to evaluate and monitor the health and safety of its employees and will adhere to federal and local government mandates and guidelines.

On March 19, 2020, the Company drew $35.0 million on its revolving credit agreement as a precautionary measure in order to increase its cash position and preserve financial flexibility in light of uncertainty in the global markets resulting from the COVID-19 Pandemic. In the event of an extended manufacturing operation suspension or lower retail demand environment, the proceeds from this draw-down will be used in an effort to ensure the ongoing viability of operations and to protect our customers and stakeholders.

Additionally, on May 7, 2020, the Company entered into Amendment No. 3 to the Fourth Amended & Restated Credit and Guarantee Agreement (the “Amendment”) to strengthen our financial flexibility. Among other things, the changes effected by the Amendment provide temporary relief under our financial covenants. See Note 7 in Notes to Condensed Consolidated Financial Statements for more information regarding these changes.

The current economic environment, including the significant declines in share price, market volatility and the disruption to our supply chain, has also triggered an interim impairment analysis for our intangible assets including goodwill. As a result of our analysis, we recorded an impairment charges totaling $56.4 million related to the NauticStar and Crest segments (the “Impairment Charges”). The impairment was principally a result of a decline, in the fiscal third quarter, in market conditions, including our share price, and the outlook for sales and operating performance relative to our acquisition plans and impairment test performed as of June 30, 2019.  See Note 6 in Notes to Condensed Consolidated Financial Statements for more information regarding the Impairment Charges.

The severity of the impact of the COVID-19 Pandemic on the Company's business will depend on a number of factors, including, but not limited to, the duration, spread, severity, and impact of the pandemic, the remedial action and stimulus measures adopted by local and federal governemnts, the effects of the pandemic on the Company's customers, dealers, and suppliers, and to the extent normal economic and operating conditions can resume, all of which are uncertain and cannot be predicted. The Company's future results of operations, cash flows, and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms, supply chain disruptions and uncertain demand, additional goodwill and other intangible asset impairment charges, and the impact of any initiatives that the Company may undertake to address financial and operational challenges faced by it and its customers, dealers, and suppliers. As of the date of issuance of these condensed consolidated financial statements, the extent to which the COVID-19 Pandemic may materially impact the Company's financial condition, liquidity, or results of operations is uncertain.

Overview of Results of Operations

Net sales were $102.6 million for the third quarter of 2020, which represented a decrease of 20.1 percent as compared to the third quarter of 2019, due to lower wholesale unit volumes primarily as a result of production cuts in anticipation of potential impact on retail demand from the COVID-19 pandemic and our continued effort to allow our dealers to right-size pipeline inventory levels. Partially offsetting this decline was Aviara sales included in our MasterCraft segment, and higher average wholesale prices for the MasterCraft brand.

Net sales were $312.0 million for the nine months ended March 29, 2020, which represented a decrease of 9.2 percent as compared to the nine months ended March 31, 2019, primarily for the same reasons described above for the quarterly period and softness in the overall saltwater fishing category. This decline was partially offset by Aviara sales included in our MasterCraft segment, higher average wholesale prices for both the MasterCraft brand and NauticStar, and lower sales discounts for our Canadian dealers related to import tariff support.

Gross profit for the third quarter of 2020 decreased 32.2 percent, primarily due to lower unit sales volume for each reportable segment, $1.5 million in COVID-19 Shutdown Costs and higher sales discounts. This decline was partially offset by price increases for each reportable segment. Gross margin percentage decreased by 3.7 percentage points to 20.7 percent for the third quarter of 2020 from 24.4 percent for the third quarter of 2019 primarily due to lower overhead absorption resulting from lower unit sales volume and $1.5 million of transitory COVID-19 Shutdown Costs and higher sales discounts.

Gross profit for the nine months ended March 29, 2020 decreased 16.8 percent, primarily due to lower unit sales volume for each reportable segment and $1.5 million in COVID-19 Shutdown Costs. This decline was partially offset by price increases for each reportable segment, the inclusion of Crest’s first quarter 2020 results, and lower sales discounts attributable to the MasterCraft brand. Gross margin percentage decreased by 2.0 percentage points to 21.8 percent for the nine months ended March 29, 2020 from 23.8 percent for the nine months ended March 31, 2019, primarily due to lower overhead absorption driven by lower unit sales volume for each reportable segment, $1.5 million of transitory COVID-19 Shutdown Costs, and the inclusion of Crest’s first quarter 2020 results.

Net loss was $(36.7) million for the third quarter of 2020, compared to Net income of $12.8 million for the third quarter of 2019. Diluted net loss per share was $(1.96), compared to diluted net income per share of $0.68 for the prior year period.

Net loss was $(21.2) million for the nine months ended March 29, 2020, compared to Net income of $31.4 million for the nine months ended March 31, 2019. Diluted net loss per share was $(1.13), compared to Net income per share of $1.67 for the prior year period. Net loss for the three and nine months ended March 29, 2020 included Goodwill and other intangible asset impairment charges of $56.4, or $(3.01) per diluted share.

Aviara Brand Launch

We began selling boats under the Aviara brand during the first quarter of 2020. Aviara boats are designed, engineered, and manufactured to meet the exacting specifications of consumers seeking the ultimate luxury recreational day boat experience. The brand’s first model, the AV32, began selling during the first quarter of 2020 and the AV36 began selling during the second quarter of 2020. In February 2020, we launched the third Aviara model, the AV40, which we expect to begin selling in the first quarter of fiscal 2021. Aviara is built in our MasterCraft facility and is part of the MasterCraft reportable segment.

Results of Operations

The table below presents our consolidated results of operations for the three months ended:

	Three Months Ended
	March 29,	March 31,	2020 vs. 2019
	2020	2019	Change	% Change
	(Dollars in thousands)
Consolidated statements of operations:
NET SALES	$102,562	$128,390	$(25,828)	(20.1%)
COST OF SALES	81,288	97,033	(15,745)	(16.2%)
GROSS PROFIT	21,274	31,357	(10,083)	(32.2%)
OPERATING EXPENSES:
Selling and marketing	4,933	5,210	(277)	(5.3%)
General and administrative	6,094	6,696	(602)	(9.0%)
Amortization of other intangible assets	987	987	-	0.0%
Goodwill and other intangible asset impairment	56,437	—	56,437
Total operating expenses	68,451	12,893	55,558	430.9%
OPERATING INCOME (LOSS)	(47,177)	18,464	(65,641)	(355.5%)
OTHER EXPENSE:
Interest expense	1,086	1,867	(781)	(41.8%)
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	(48,263)	16,597	(64,860)	(390.8%)
INCOME TAX EXPENSE (BENEFIT)	(11,550)	3,834	(15,384)	(401.3%)
NET INCOME (LOSS)	$(36,713)	$12,763	$(49,476)	(387.7%)
Additional financial and other data:
Unit sales volume:
MasterCraft	713	868	(155)	(17.9%)
NauticStar	313	485	(172)	(35.5%)
Crest	461	728	(267)	(36.7%)
Consolidated unit sales volume	1,487	2,081	(594)	(28.5%)
Net sales:
MasterCraft	$70,531	$79,431	$(8,900)	(11.2%)
NauticStar	14,156	21,652	(7,496)	(34.6%)
Crest	17,875	27,307	(9,432)	(34.5%)
Consolidated net sales	$102,562	$128,390	$(25,828)	(20.1%)
Net sales per unit:
MasterCraft	$99	$92	$7	7.6%
NauticStar	45	45	-	0.0%
Crest	39	38	1	2.6%
Consolidated net sales per unit	69	62	7	11.3%
Gross margin percentage	20.7%	24.4%	-370 bpts

Three Months Ended March 29, 2020 Compared to the Three Months Ended March 31, 2019

Net Sales.  Net Sales for the third quarter were $102.6 million, a decrease of $25.8 million, or 20.1 percent, compared to $128.4 million for the prior-year period. The decrease was primarily due to:

•

an $8.9 million decrease for the MasterCraft segment, due to lower unit sales volume for our MasterCraft brand as we proactively decreased unit production in anticipation of potential impact on retail demand from the COVID-19 Pandemic, reduced unit production as we continued to right-size our dealer inventory levels, and higher retail rebate discounts, partially offset by a richer mix of higher-priced and higher-contented models. Within the MasterCraft segment, the decrease for the MasterCraft brand was partially offset by Aviara sales in 2020;

•

a $9.4 million and a $7.5 million decrease for the Crest and NauticStar segments, respectively, primarily due to lower unit sales volume as we proactively decreased unit production in anticipation of potential impact on retail demand from the COVID-19 Pandemic, reduced unit production as we continued to right-size our dealer inventory levels, and higher retail rebate discounts.

Gross Profit and Gross Margin Percentage.  Gross profit decreased $10.1 million, or 32.2 percent, to $21.3 million compared to $31.4 million for the prior-year period. The decrease was primarily driven by lower unit sales volume for each reportable segment, $1.5 million of COVID-19 Shutdown Costs, and higher retail rebate discounts. These decreases were partially offset by price increases for MasterCraft and Crest.

Gross margin percentage decreased primarily due to lower overhead absorption driven by lower unit sales volume for each reportable segment, $1.5 million of transitory COVID-19 Shutdown Costs, and higher retail rebate discounts.

Operating Expenses. Operating expenses increased $55.6 million, or 430.9 percent, to $68.5 million for the third quarter compared to $12.9 million for the prior-year period. This increase was primarily due to the $56.4 of Impairment Charges and was partially offset by lower variable compensation costs.

Interest Expense.  Interest expense decreased $0.8 million, or 41.8 percent, as $16.0 million of voluntary prepayments on our term loans over the last twelve months have resulted in lower average debt balances, and lower effective interest rates during the quarter compared to the prior-year period.

Income Tax Expense (Benefit).  Our consolidated interim effective income tax rate increased to 23.9 percent for the third quarter of 2020 from 23.1 percent for third quarter 2019, primarily due to favorable discrete adjustments for the second quarter of 2019, which reduced the interim effective tax rate for that period.

The table below presents our consolidated results of operations for the nine months ended:

	Nine Months Ended
	March 29,	March 31,	2020 vs. 2019
	2020	2019	Change	% Change
	(Dollars in thousands)
Consolidated statements of operations:
NET SALES	$311,979	$343,572	$(31,593)	(9.2%)
COST OF SALES	244,030	261,939	(17,909)	(6.8%)
GROSS PROFIT	67,949	81,633	(13,684)	(16.8%)
OPERATING EXPENSES:
Selling and marketing	13,340	13,757	(417)	(3.0%)
General and administrative	19,356	20,576	(1,220)	(5.9%)
Amortization of other intangible assets	2,961	2,504	457	18.3%
Goodwill and other intangible asset impairment	56,437	—	56,437
Total operating expenses	92,094	36,837	55,257	150.0%
OPERATING INCOME (LOSS)	(24,145)	44,796	(68,941)	(153.9%)
OTHER EXPENSE:
Interest expense	3,667	4,829	(1,162)	(24.1%)
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	(27,812)	39,967	(67,779)	(169.6%)
INCOME TAX EXPENSE (BENEFIT)	(6,601)	8,552	(15,153)	(177.2%)
NET INCOME (LOSS)	$(21,211)	$31,415	$(52,626)	(167.5%)
Additional financial and other data:
Unit sales volume:
MasterCraft	2,170	2,609	(439)	(16.8%)
NauticStar	1,046	1,391	(345)	(24.8%)
Crest(a)	1,407	1,403	4	0.3%
Consolidated unit sales volume	4,623	5,403	(780)	(14.4%)
Net sales:
MasterCraft	$211,201	$232,062	$(20,861)	(9.0%)
NauticStar	47,727	58,255	(10,528)	(18.1%)
Crest(a)	53,051	53,255	(204)	(0.4%)
Consolidated net sales	$311,979	$343,572	$(31,593)	(9.2%)
Net sales per unit:
MasterCraft	$97	$89	$8	9.0%
NauticStar	46	42	4	9.5%
Crest(a)	38	38	-	0.0%
Consolidated net sales per unit	67	64	3	4.7%
Gross margin percentage	21.8%	23.8%	-200 bpts

(a)	Crest was acquired on October 1, 2018.

Nine months Ended March 29, 2020 Compared to the Nine months Ended March 31, 2019

Net Sales.  Net Sales for the nine months ended March 29, 2020 were $312.0 million, a decrease of $31.6 million, or 9.2 percent, compared to $343.6 million for the prior-year period. The decrease was primarily due to:

•

a $20.9 million decrease for the MasterCraft segment, primarily due to lower unit sales volume for our MasterCraft brand as we continued to right-size our dealer inventory levels and proactively decreased unit production in March 2020 in response to the COVID-19 Pandemic, partially offset by a richer mix of higher-priced and higher-contented models and lower sales discounts. The lower sales discounts were primarily related to our Canadian dealers as the Canadian retaliatory import tariffs on boats, first imposed in July 2018, were rescinded in May 2019. Within the MasterCraft segment, the decrease for the MasterCraft brand was partially offset by Aviara sales in 2020;

•

a $10.5 million decrease for the NauticStar segment primarily for the same reasons described above for the quarterly period as well as softness in the overall saltwater fishing category, partially offset by a shift to higher-priced models;

•

a net $0.2 million decrease as the Crest acquisition in October 2018 added net sales of $18.9 million for the first quarter of 2020 which was offset by a total $19.1 million period-over-period decrease attributable to the second and third quarters of 2020 as we continued to right-size our dealer inventory levels and proactively decreased unit production in March 2020 in response to the COVID-19 Pandemic.

Gross Profit and Gross Margin Percentage.  Gross profit decreased $13.7 million, or 16.8 percent, to $67.9 million compared to $81.6 million for the prior-year period. The decrease was primarily due to lower unit sales volume for each reportable segment and $1.5 million in COVID-19 Shutdown Costs. These decreases were partially offset by price increases for each reportable segment, $2.6 million of gross profit attributable to Crest’s first quarter 2020 results and lower sales discounts attributable to the MasterCraft brand.

Gross margin percentage decreased primarily due to lower overhead absorption driven by lower unit sales volume for each reportable segment, $1.5 million of transitory COVID-19 Shutdown Costs, and the inclusion of Crest’s first quarter 2020 results, as Crest generates a lower gross margin percentage than our MasterCraft segment.

Operating Expenses. Operating expenses increased $55.3 million, or 150.0 percent, to $92.1 million for the nine months ended March 29, 2020 compared to $36.8 million for the prior-year period. The increase was primarily driven by the $56.4 of Impairment Charges and the inclusion of Crest which added $2.2 million related to the first quarter 2020. This increase was partially offset by a $2.8 million decrease at our MasterCraft segment mainly due to lower acquisition-related costs, lower incentive compensation costs, and lower share-based compensation expense as a result of our CEO transition and lower estimated payouts related to our Performance Stock Units.

Interest Expense.  Interest expense decreased $1.2 million, or 24.1 percent, primarily for the same reasons described above for the quarterly period.

Income Tax Expense (Benefit).  Our consolidated interim effective income tax rate increased to 23.7 percent for the nine months ended March 29, 2020 from 21.4 percent for the nine months ended March 31, 2019, primarily due to favorable discrete adjustments for the nine months ended March 31, 2019, which reduced the interim effective tax rate for that period.

Non-GAAP Measures

EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin

We define EBITDA as earnings before interest expense, income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA further adjusted to eliminate certain non-cash charges or other items that we do not consider to be indicative of our core and/or ongoing operations. For the periods presented herein, these adjustments include Goodwill and other intangible asset impairment, COVID-19 Shutdown Costs, Aviara (new brand) startup costs, transaction expenses associated with acquisitions and certain non-cash items including share-based compensation, and an acquisition-related inventory step-up adjustment. We define Adjusted EBITDA Margin as Adjusted EBITDA expressed as a percentage of Net sales.

Adjusted Net Income and Adjusted Net Income per share

We define Adjusted Net Income and Adjusted Net Income per share as net income adjusted to eliminate certain non-cash charges or other items that we do not consider to be indicative of our core and/or ongoing operations. For the periods presented herein, these adjustments include Goodwill and other intangible asset impairment, COVID-19 Shutdown Costs, Aviara (new brand) startup costs, transaction expenses associated with acquisitions, and certain non-cash items including other intangible asset amortization, share-based compensation, and an acquisition-related inventory step-up adjustment.

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

The following table presents a reconciliation of net income (loss) as determined in accordance with U.S. GAAP to EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 29,	March 31,	March 29,	March 31,
	2020	2019	2020	2019

Net income (loss)	$(36,713)	$12,763	$(21,211)	$31,415
Income tax expense (benefit)	(11,550)	3,834	(6,601)	8,552
Interest expense	1,086	1,867	3,667	4,829
Depreciation and amortization	2,632	2,091	7,686	5,450
EBITDA	(44,545)	20,555	(16,459)	50,246
Goodwill and other intangible asset impairment(a)	56,437	-	56,437	-
COVID-19 Shutdown costs(b)	1,506	-	1,506	-
Aviara start-up costs(c)	398	937	1,213	1,700
Share-based compensation	159	371	703	1,159
Transaction expense(d)	-	27	-	2,044
Inventory step-up adjustment - acquisition related(e)	-	-	-	382
Adjusted EBITDA	$13,955	$21,890	$43,400	$55,531
Adjusted EBITDA Margin	13.6%	17.0%	13.9%	16.2%

(a)

Represents non-cash charges recorded in the NauticStar and Crest segments for impairments of goodwill and trade name. See Note 6 in Notes to Condensed Consolidated Financial Statements for more information regarding these impairment charges.

(b)	Represents costs associated with the COVID-19 pandemic. Costs include lump sum severance payments and temporary continuation of healthcare benefits for laid off employees.
(c)

Represents start-up costs associated with Aviara, a completely new boat brand in an industry category previously not served by the Company. We began selling the brand’s first two models, the AV32 and the AV36, during the first and second quarters of fiscal 2020, respectively. We expect to begin selling one additional model, the AV40, in first fiscal quarter of 2021. Start-up costs presented for fiscal 2020 are related to the AV36 and AV40 models. Start-up costs presented for fiscal 2019 are related to the launch of the Aviara brand and the three initial Aviara models which had not yet begun selling. We expect to adjust EBITDA for Aviara start-up costs through fiscal 2020.

(d)	Represents fees, expenses, and integration costs associated with our acquisition of Crest in fiscal 2019.
(e)	Represents post-acquisition adjustment to cost of goods sold for the fair value step-up of inventory acquired, all of which was sold during fiscal 2019.

The following table presents a reconciliation of net income (loss) as determined in accordance with U.S. GAAP to Adjusted Net Income for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 29,	March 31,	March 29,	March 31,
	2020	2019	2020	2019
	(Dollars in thousands, except share and per share amounts)
Net income (loss)	$(36,713)	$12,763	$(21,211)	$31,415
Income tax expense (benefit)	(11,550)	3,834	(6,601)	8,552
Goodwill and other intangible asset impairment(a)	56,437	-	56,437	-
COVID-19 Shutdown costs(b)	1,506	-	1,506	-
Amortization of acquisition intangibles	960	960	2,882	2,423
Aviara start-up costs(c)	398	937	1,213	1,700
Share-based compensation	159	371	703	1,159
Transaction expense(d)	-	27	-	2,044
Inventory step-up adjustment - acquisition related(e)	-	-	-	382
Adjusted Net Income before income taxes	11,197	18,892	34,929	47,675
Adjusted income tax expense(f)	2,575	4,251	8,034	10,727
Adjusted Net Income	$8,622	$14,641	$26,895	$36,948

Adjusted Net Income per share:
Basic	$0.46	$0.78	$1.44	$1.98
Diluted	$0.46	$0.78	$1.42	$1.96
Weighted average shares used for the computation of:
Basic Adjusted Net Income per share	18,739,480	18,657,719	18,731,338	18,652,289
Diluted Adjusted Net Income per share(g)	18,947,877	18,849,136	18,952,577	18,857,600

(a)

Represents non-cash charges recorded in the NauticStar and Crest segments for impairments of goodwill and trade name. See Note 6 in Notes to Condensed Consolidated Financial Statements for more information regarding these impairment charges.

(b)	Represents costs associated with the COVID-19 pandemic. Costs include lump sum severance payments and temporary continuation of healthcare benefits for laid off employees.
(c)

Represents start-up costs associated with Aviara, a completely new boat brand in an industry category previously not served by the Company. We began selling the brand’s first two models, the AV32 and the AV36, during the first and second quarters of fiscal 2020, respectively. We expect to begin selling one additional model, the AV40, in first fiscal quarter of 2021. Start-up costs presented for fiscal 2020 are related to the AV36 and AV40 models. Start-up costs presented for fiscal 2019 are related to the launch of the Aviara brand and the three initial Aviara models which had not yet begun selling. We expect to adjust net income (loss) for Aviara start-up costs through fiscal 2020.

(d)	Represents fees, expenses, and integration costs associated with our acquisition of Crest in fiscal 2019.
(e)	Represents post-acquisition adjustment to cost of goods sold for the fair value step-up of inventory acquired, all of which was sold during fiscal 2019.
(f)	Reflects income tax expense at an estimated annual effective income tax rate of 23.0% for fiscal 2020 and 22.5% for the prior-year period.
(g)	See table below for reconciliation of weighted average shares used for computation of Basic earnings per share to weighted average shares used for Diluted Adjusted Net Income per share.

The following table presents the reconciliation of weighted average shares used for computation of Basic earnings per share to weighted average shares used for Diluted Adjusted Net income per share:

	Three Months Ended		Nine Months Ended
	March 29,	March 31,	March 29,	March 31,
	2020	2019	2020	2019
Weighted average shares used for computation of Basic earnings per share	18,739,480	18,657,719	18,731,338	18,652,289
Dilutive effect of outstanding stock options(a)	-	42,525	10,711	48,289
Dilutive effect of outstanding restricted share awards/units(b)	208,397	148,892	210,528	157,022
Weighted average shares used for the computation of Diluted Adjusted Net Income per share	18,947,877	18,849,136	18,952,577	18,857,600

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

The following table presents the reconciliation of net income (loss) per diluted share to Adjusted net income per diluted weighted average share for the periods presented:

	Three Months Ended		Nine Months Ended
	March 29,	March 31,	March 29,	March 31,
	2020	2019	2020	2019
Net income (loss) per diluted share	$(1.96)	$0.68	$(1.13)	$1.67
Impact of adjustments:
Income tax expense (benefit)	(0.62)	0.20	(0.35)	0.46
Goodwill and other intangible asset impairment(a)	3.01	-	3.01	-
COVID-19 Shutdown costs(b)	0.08	-	0.08	-
Amortization of acquisition intangibles	0.05	0.05	0.15	0.13
Aviara start-up costs(c)	0.02	0.05	0.06	0.09
Share-based compensation	0.01	0.02	0.04	0.06
Transaction expense(d)	-	-	-	0.11
Inventory step-up adjustment - acquisition related(e)	-	-	-	0.02
Adjusted Net Income per diluted share before income taxes	0.59	1.00	1.86	2.54
Impact of adjusted income tax expense on net income per diluted share before income taxes(f)	(0.14)	(0.22)	(0.43)	(0.58)
Impact of increased share count(g)	0.01	-	(0.01)	-
Adjusted Net Income per diluted weighted average share	$0.46	$0.78	$1.42	$1.96

(a)

Represents non-cash charges recorded in the NauticStar and Crest segments for impairments of goodwill and trade name. See Note 6 in Notes to Condensed Consolidated Financial Statements for more information regarding these impairment charges.

(b)	Represents costs associated with the COVID-19 pandemic. Costs include lump sum severance payments and temporary continuation of healthcare benefits for laid off employees.
(c)

Represents start-up costs associated with Aviara, a completely new boat brand in an industry category previously not served by the Company. We began selling the brand’s first two models, the AV32 and the AV36, during the first and second quarters of fiscal 2020, respectively. We expect to begin selling one additional model, the AV40, in first fiscal quarter of 2021. Start-up costs presented for fiscal 2020 are related to the AV36 and AV40 models. Start-up costs presented for fiscal 2019 are related to the launch of the Aviara brand and the three initial Aviara models which had not yet begun selling. We expect to adjust net income for Aviara start-up costs through fiscal 2020.

(d)	Represents fees, expenses, and integration costs associated with our acquisition of Crest in fiscal 2019.
(e)	Represents post-acquisition adjustment to cost of goods sold for the fair value step-up of inventory acquired, all of which was sold during fiscal 2019.
(f)	Reflects income tax expense at an estimated annual effective income tax rate of 23.0% for fiscal 2020 and 22.5% for the prior-year period.
(g)

Reflects the impact of increased share counts giving effect to the exchange of all RSAs, the vesting of all PSUs and for the dilutive effect of stock options included in outstanding shares and rounding.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance working capital, fund capital expenditures, and service our debt. Our principal sources of funds are cash generated from operating activities and the refinancing and/or new issuance of long-term debt. On March 19, 2020, the Company drew $35.0 million on its revolving credit agreement as a precautionary measure in order to increase its cash position and preserve financial flexibility in light of uncertainty in the global markets resulting from the COVID-19 Pandemic. Additionally, on May 7, 2020, the Company entered into Amendment No. 3 to the Fourth Amended & Restated Credit and Guarantee Agreement (the “Amendment”) to strengthen our financial flexibility. Among other things, the changes effected by the Amendment provide temporary relief under our financial covenants. See Note 7 in Notes to Condensed Consolidated Financial Statements for more information regarding these changes. As of March 29, 2020, we had no remaining borrowing availability under the Revolving Credit Facility. We believe our cash balance and cash from operations, along with the ability to borrow, will be sufficient to provide for our liquidity and capital resource needs for at least the next 12 months. However, we are continuing to monitor the COVID-19 Pandemic and its impact on our business, customers and industry as a whole. See Part II, Item 1A. Risk Factors.

The following table summarizes our cash flows from operating, investing, and financing activities:

	Nine Months Ended
	March 29,	March 31,	2020 vs. 2019
	2020	2019	Change	% Change
	(Dollars in thousands)
Total cash provided by (used in):
Operating activities	$23,900	$39,552	$(15,652)	(39.6%)
Investing activities	(13,576)	(92,111)	78,535	(85.3%)
Financing activities	24,841	50,111	(25,270)	(50.4%)
Net change in cash	$35,165	$(2,448)	37,613	(1536.5%)

Operating Activities

Net cash provided by operating activities decreased primarily due to unfavorable working capital usage and lower operating income. Working capital is defined as Accounts receivable, Income tax receivable, Inventories, and Prepaid expenses and other current assets net of Accounts payable, Income tax payable, and Accrued expenses and other current liabilities as presented in the condensed consolidated balance sheets, excluding the impact of acquisitions and non-cash adjustments. Cash flows from working capital changes decreased $12.7 million primarily due to:

•

a $7.4 million decrease related to Accrued expenses and other current liabilities largely from higher dealer incentive spending, timing of dealer incentive payments, and lower accrued payroll as a result of lower incentive compensation accruals;

•

a $7.2 million decrease attributable to Inventories mainly as a result of the production slowdown in March 2020 in response to the COVID-19 Pandemic, growth in inventory balances as a result of the introduction of the Aviara brand, and an increase in certain raw materials as a precautionary measure in response to potential supply chain disruptions resulting from the COVID-19 Pandemic;

•	a $4.3 million decrease related to Income tax receivable is primarily due to the decreased taxable income between the comparable periods;
•	a $3.4 million decrease attributable to Accounts payable as a result of lower production levels in March 2020 as compared to March 2019 and the timing of vendor payments;
•	partially offset by a $9.4 million increase related to Accounts receivable primarily due to lower sales volumes in March 2020 as compared to March 2019 and an improved collection cycle for Crest.

Investing Activities

Net cash used in investing activities decreased primarily due to the 2019 Crest acquisition for $81.7 million. Capital outlays during the nine months ended March 29, 2020 included the purchase of the Crest manufacturing facility, expansion activities, molds, and equipment. See Note 8 in Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding the Crest facility purchase.

Financing Activities

Net financing cash flow decreased primarily as the result of lower proceeds from the issuance of long-term debt. The Crest acquisition, completed during the second quarter of 2019, was funded using $80.0 million of proceeds from the issuance of long-term debt. On March 20, 2020, the Company borrowed all available funds under its Revolving Credit Facility, $35.0 million, precautionary measure in order to increase its cash position and preserve financial flexibility in light of the uncertainty in the global markets resulting from the COVID-19 Pandemic. During the nine months ended March 29, 2020, the Company made $10.6 million of principal payments on its term loans, including $6.0 million of voluntary prepayments.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet financing arrangements as of March 29, 2020.

Contractual Obligations

During the first quarter of 2020, the Company elected to exercise its option to purchase the leased Crest manufacturing facility and on October 24, 2019 the purchase was completed. See Note 8 in Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding this purchase.

As a result of this purchase, the Company’s Operating Lease Obligations, as presented in the Contractual Obligations table in our 2019 Annual Report on Form 10-K were impacted as follows:

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

Critical Accounting Policies

Except as noted below, as of March 29, 2020, there were no significant changes in or changes in the application of our critical accounting policies or estimation procedures from those presented in our 2019 Annual Report.

We review goodwill and other intangibles for impairment on a reporting unit basis annually during the fourth quarter of each year, using a measurement date of June 30th, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Reporting units for the purpose of goodwill impairment testing are the same as our operating segments (MasterCraft, NauticStar and Crest).

The Company calculates the fair value of its reporting units considering both the income approach and market approach. The income approach calculates the fair value of the reporting unit using a discounted cash flow approach. Internally forecasted future cash flows, which the Company believes reasonably approximate market participant assumptions, are discounted using a weighted average cost of capital (“Discount Rate”) developed for each reporting unit. The Discount Rate is developed using market observable inputs, as well as considering the measure of risk related to the specific reporting unit’s forecasted performance. Fair value under the market approach is determined for each unit by applying market multiples for comparable public companies to the unit’s financial results. The key uncertainties in these calculations are the assumptions used in determining the reporting unit’s forecasted future performance, including revenue growth and operating margins, as well as the perceived risk associated with those forecasts in determining the Discount Rate, along with selecting representative market multiples.

As discussed in Note 6 in our Notes to Unaudited Condensed Consolidated Financial Statements, we performed an interim impairment analysis related to goodwill and intangible assets in connection with our preparation of our financial statements for the three months ended March 29, 2020.  Based on the results of this impairment analysis, which indicated the carrying values of our NauticStar and Crest reporting units were in excess of fair values, all goodwill recorded for these reporting units was impaired.  We concluded there was no impairment of goodwill for MasterCraft.  The fair value of the MasterCraft reporting unit exceeds the carrying value by approximately 165% as of the March 29, 2020 impairment test.  If our assessment of the relevant facts and circumstances changes, or the actual performance falls short of the expected results, impairment charges may be required.  Currently, the Company forecasts a modest recovery in the reporting units’ results later in fiscal year 2021.

Indefinite-lived and definite-lived intangible assets acquired in October 2017 and October 2018 related to the NauticStar and Crest acquisitions, respectively, are derived from the value of the business acquired.  A portion of these values were also impaired as a result of the March 29, 2020 impairment test.  Given the recent impairment, there is no difference between the carrying value and fair value of the trade name intangibles. The key uncertainties in the fair value calculations for our indefinite-lived and definite-lived intangible assets, as applicable , are: assumptions used in developing internal revenue growth and customer expense forecasts, assumed customer attrition rates, and the selection of an appropriate royalty rate, as well as the perceived risk associated with those forecasts in determining the discount rate.  In the event of significant adverse changes in these assumptions, we may have to recognize a non-cash impairment of intangibles, which could have a material adverse effect on our financial condition and results of operations.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Refer to our 2019 Annual Report for a complete discussion of the Company’s market risk. There have been no material changes in market risk from those disclosed therein.

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

As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 29, 2020.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 29, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Except as noted below, there have been no material changes to the risk factors disclosed in our 2019 Annual Report under “Part I, Item 1A. Risk Factors” or our Quarterly Report  on Form 10-Q for the quarter ended December 29, 2019, which was filed with the SEC on February 5, 2020 under “Part II, Item 1A. Risk Factors.”

The COVID-19 pandemic has had, and may continue to have, certain negative impacts on our business and those of our customers, dealers and suppliers, and such impacts may have a material adverse effect on our operations and business.

The COVID-19 Pandemic has significantly impacted worldwide economic conditions and could have a material adverse effect on our operations and business and those of our customers, dealers and suppliers. In response to the COVID-19 Pandemic, governmental authorities, including in many of the jurisdictions in which we operate, have taken measures to limit the spread of the outbreak, including mandatory business closures, travel restrictions, quarantines, declarations of states of emergency, “stay-at-home” or “shelter-in-place” orders and social distancing protocols, in addition to seeking voluntary facility closures and other restrictions. These actions could materially adversely affect our ability, and our customers’, dealers’ and suppliers’ ability, to adequately staff, manage and maintain our and their respective businesses. Furthermore, our future results of operations, cash-flows and liquidity could be adversely impacted by the COVID-19 Pandemic due to delays in payments of outstanding receivable amounts beyond normal payment terms, supply chain disruptions, uncertain demand and additional goodwill and intangible asset impairment charges.

The COVID-19 Pandemic has impacted our supply chain for products we sell, particularly as a result of mandatory shutdowns in locations where our products are manufactured. It also possible that we experience significant disruptions to our supply chain in the U.S. as well as significant deterioration in macroeconomic factors that typically affect us, such as consumer spending and demand for our products. In addition, we have experienced and are likely to continue to experience disruptions in manufacturing and logistics due to the COVID-19 Pandemic, and we may experience disruptions in manufacturing or logistics in the future due to inconsistent and unanticipated order patterns, our inability to develop long-term relationships with key suppliers, other diseases or pandemics or unforeseen natural disasters or public health emergencies. Further, we may face obstacles and delays in re-opening our manufacturing facilities as we may have to hire and train a substantial number of new employees as some of the employees that we have temporarily laid off may seek or have found other employment.

The severity of the impact of the COVID-19 Pandemic on our business will depend on a number of factors, including, but not limited to, the duration, spread, severity and impact of the pandemic, the remedial actions and stimulus measures adopted by local and federal governments, the effects of the pandemic on our customers and suppliers, and to the extent normal economic and operating conditions can resume, all of which are uncertain and cannot be predicted. The inherent uncertainty surrounding COVID-19, due in part to rapidly changing governmental directives, public health challenges and progress, and market reactions thereto, also makes it more challenging for our management to estimate the potential impact and the future performance of our business. Accordingly, the anticipated negative financial impact to our operating results cannot be reasonably estimated at this time, but could be material and last for an extended period of time.

ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.	OTHER INFORMATION.

On May 7, 2020, the Company entered into Amendment No. 3 to the Fourth Amended and Restated Credit and Guaranty Agreement (the “Amendment”). The changes effected by the Amendment include the temporary removal and replacement of the Company’s financial covenants, the addition of a 50 basis point floor on LIBOR, modifications to the range of applicable LIBOR and prime interest rate margins, and a revision of the Total Net Leverage Ratio calculation. Under the Amendment, the Total Net Leverage Ratio covenant and Fixed Charge Coverage Ratio covenant of the Fourth Amended Credit Agreement are temporarily replaced with three separate covenants: (i) an Interest Coverage Ratio, (ii) a Minimum Liquidity threshold, and (iii) a Maximum Unfinanced Capital Expenditures limitation (the “Package of Financial Covenants”). The Package of Financial Covenants are in place through the quarter ended March 31, 2021, at which time the Total Net Leverage Ratio covenant and Fixed Charge Coverage Ratio covenant will be reinstated and the Package of Financial Covenants will sunset, and with the minimum liquidity covenant being tested on the last day of each fiscal month through May 31, 2021. In addition, the Total Net Leverage Ratio calculation was temporarily revised to include all unrestricted cash balances, without limitation, until June 30, 2021.

Pursuant to the Amendment, the applicable interest, at the Company’s option, is at either the prime rate plus an applicable margin ranging from 0.5% to 2.25% or at an adjusted LIBOR rate plus an applicable margin ranging from 1.5% to 3.25%, in each case based on the Company’s Total Net Leverage Ratio.

A copy of the Amendment is attached as Exhibit 10.1 hereto and incorporated herein by reference.

ITEM 6.EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of MCBC Holdings, Inc.	10-K	001-37502	3.1	9/18/15
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of MasterCraft Boat Holdings, Inc.	10-Q	001-37502	3.2	11/9/18
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of MasterCraft Boat Holdings, Inc.	8-K	001-37502	3.1	10/25/19
3.4	Fourth Amended and Restated By-laws of MasterCraft Boat Holdings, Inc.	8-K	001-37502	3.2	10/25/19
10.1	Amendment No. 3 to the Fourth Amended and Restated Credit and Guaranty Agreement					*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

MASTERCRAFT BOAT HOLDINGS, INC.
(Registrant)

Date:	May 8, 2020	By:	/s/ FREDERICK A. BRIGHTBILL
Frederick A. Brightbill
Chief Executive Officer (Principal Executive Officer) and Director

Date:	May 8, 2020	By:	/s/ TIMOTHY M. OXLEY
Timothy M. Oxley
Chief Financial Officer (Principal Financial and Accounting Officer),
Treasurer and Secretary