Form 10-K
period 2020-06-30
MasterCraft Boat Holdings, Inc.
filed 2020-09-11
CIK 1638290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).☐     Yes           ☑      No

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter, which ended December 29, 2019 and based on the closing sale price as reported on the NASDAQ Global Select Market system, was approximately $286,400,000. As of September 4, 2020, there were 18,872,119 shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2020 annual meeting of stockholders, which will be filed no later than 120 days after the close of the registrant’s fiscal year ended June 30, 2020, are incorporated by reference into Part III of this report.

MASTERCRAFT BOAT HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2020

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Form 10-K that do not relate to matters of historical fact should be considered forward-looking statements, including but not limited to statements regarding our expected market share, business strategy, dealer network, anticipated financial results, and liquidity, as well as statements regarding the ongoing COVID-19 Pandemic. We use words such as “could,” “may,” “might,” “will,” “expect,” “likely,” “believe,” “continue,” “anticipate,” “estimate,” “intend,” “plan,” “project,” and other similar expressions to identify some forward-looking statements, but not all forward-looking statements include these words. All of our forward-looking statements involve estimates and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to the information described under the caption “Risk Factors” and elsewhere in this Form 10-K.

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

BASIS OF PRESENTATION

Our fiscal year begins on July 1 and ends on June 30 with the interim quarterly reporting periods consisting of thirteen weeks. Therefore, the quarter end will not always coincide with the date of the end of the calendar month. We refer to our fiscal years based on the calendar-year in which they end. Accordingly, references to fiscal 2020, fiscal 2019 and fiscal 2018 represent our financial results for the fiscal years ended June 30, 2020, June 30, 2019 and June 30, 2018, respectively. For ease of reference, we identify our fiscal years in this Form 10-K by reference to the period from July 1 to June 30 of the year in which the fiscal year ends. For example, “fiscal 2020” refers to our fiscal year ended June 30, 2020.

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

Our MasterCraft brand is a world-renowned innovator, designer, manufacturer, and marketer of premium performance sport boats, with a leading market position in the U.S., and a strong international presence consisting of dealers in 37 countries around the world. MasterCraft boats are used for water skiing, wakeboarding, wake surfing, as well as general recreational boating. We believe that MasterCraft is the most recognized brand name in the performance sport boat category.

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

In October 2018 we acquired Crest, a leading manufacturer of pontoon boats, providing us with additional product diversification and direct addressable market expansion. The pontoon category is also one of the fastest growing segments in the powerboat industry and participates in the outboard category.

In February 2019 we introduced a new brand, Aviara, specifically designed, engineered and manufactured to meet the exacting specifications of consumers seeking the ultimate luxury recreational day boat experience. The brand’s first model, the AV32, began selling during the first quarter of 2020 and the AV36 began selling during the second quarter of 2020. In February 2020, we launched the third Aviara model, the AV40, which we expect to begin selling in the first half of fiscal 2021. With three models ranging from 32 – 40 feet in length, using both outboard and sterndrive propulsion, the Aviara brand continues our track record of product diversification and addressable market expansion, both through acquisitions and utilization of our in-house product development capabilities. Aviara is built in our MasterCraft facility and is part of the MasterCraft reportable segment. Through our four brands, we operate in three of the fastest growing segments of the powerboat industry — performance sport boats, outboard saltwater fishing and pontoon boats — while entering the large, growing luxury day boat segment.

We are committed to delivering an extraordinary boating experience to our consumers. From pioneering innovations that improve enjoyment on the water to offering products that promote rapid development of skills, our mission is to help our consumers generate memories that will last a lifetime. We utilize a comprehensive product development process in order to build the most relevant and exciting products for our consumers, year after year. We believe that our commitment to quality is unsurpassed, and we engage in operational excellence to deploy flexible and effective production systems that ensure we design and build the highest quality boats in the market.

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

We believe our MasterCraft facility is the only boat manufacturing plant to achieve compliance with all three of the International Standard for Organization (“ISO”) 9001 (Quality Management Systems), 14001 (Environmental Management Systems), and 18001 (International Occupational Health and Safety Management System) standards. MasterCraft’s industry-leading operations result in world-class quality, which enables us to offer a five-year factory warranty and results in MasterCraft boats typically maintaining higher aftermarket resale value than our competitors’ boats.

We sell our boats through an extensive network of independent dealers in North America and internationally. Our MasterCraft boats are the exclusive performance sport boats offered by the majority of our dealers. Since the acquisitions of NauticStar and Crest, and the introduction of our Aviara brand, we have expanded our dealer network over the past years. We devote significant time and resources to find, develop, and improve the performance of our dealers. We continuously cultivate and strengthen our dealer relationships with marketing, training, and service programs designed to increase our dealers’ sales and profitability. We believe the strength of our dealer network and our proactive efforts to help our dealers improve their businesses give us a distinct competitive advantage in our industry.

Our History

MasterCraft was founded in 1968 when we built our first custom hull ski boat in a two-stall horse barn on a farm in Maryville, Tennessee. Dissatisfied with the large wakes and pull of other ski boats, we designed a hull that had the smallest wake in the industry: smooth and low at slalom and jump speeds yet well-defined at trick speeds. Our roots in performance water ski boats were reinforced as we evolved over the next 50 years to produce leading performance-oriented boats in the wakeboarding and wake surfing categories. Today, we continue to produce the industry’s premier competitive water ski, wakeboarding, and wake surfing performance boats that also address our consumers’ needs for versatility, flexibility, fun, and functionality.

NauticStar, which we acquired in October 2017, was founded in 2002 and is located in Amory, Mississippi. With many years of boat manufacturing experience, and a 200,000 square-foot manufacturing facility, NauticStar has a reputation for reliability, quality and consistency, with a loyal network of dealers and consumers including professional and sport fishermen, and recreational and pleasure boating enthusiasts.

Crest, which we acquired in October 2018, was founded in 1957 and is located on approximately 55 acres in Owosso, Michigan. With nearly 150,000 square feet of manufacturing floor space, Crest is one of the top producers of innovative, high-quality pontoon boats ranging from 20 to 29 feet.

Aviara is a de novo brand, developed in-house, and focused on serving the luxury recreational day boat segment of the powerboat industry. Introduced at the Miami Boat Show in February 2019, Aviara currently features three models utilizing both outboard and sterndrive propulsion. The brand’s first model, the AV32 began selling during the first quarter of 2020 and the AV36 began selling during the second quarter of 2020. In February 2020, we launched the third Aviara model, the AV40, which we expect to begin selling in the first half of fiscal 2021. Aviara creates an elevated open water experience by fusing progressive style and effortless comfort in its modern luxury vessels.

Our Market Opportunity

During calendar 2019, retail sales of new powerboats in the U.S. totaled $11.0 billion. Of the powerboat categories tracked by the NMMA, our MasterCraft brand corresponds most directly to the inboard ski/wakeboard category, which we refer to as the performance sport boat category. The category that most directly corresponds to our NauticStar and Crest brand is the outboard category. Aviara directly corresponds to the outboard and sterndrive categories. Given our product diversification driven by acquisitions and internal product development, we believe our addressable market also includes similar and adjacent powerboat categories identified by the NMMA, including inboard cruiser boats and jet boats.

We believe we are well-positioned to benefit from several trends underway in our addressable market, including:

•	performance sport boats are taking a greater share of the overall fiberglass powerboat category;
•	outboard boats are taking a greater share of the overall powerboat category;
•	premium bowriders between 30’ – 40’ in length, both outboard and sterndrive, are taking a greater share of the overall fiberglass powerboat category; and
•	ease-of-use and performance innovations have accelerated product cycles driving consumer demand for new products.

In addition, as a result of the COVID-19 Pandemic, consumers have been turning to boating as a safe recreational alternative that allows for social distancing while enjoying the outdoors. However, our marketplace continues to evolve as a result of the COVID-19 Pandemic and could change further in the future. Please see Item 1A, “Risk Factors – Risks Relating to Our Business – The COVID-19 Pandemic has had, and may continue to have, certain negative impacts on our business and those of our consumers, dealers and suppliers, and such impacts may have a material adverse effect on our operations and business.”

According to the NMMA, new unit sales of performance sport boats in the U.S. increased at a compound annual growth rate (“CAGR”) of 9.7% from calendar 2015 to 2019 while new unit sales of all outboard boats grew at a CAGR of 4.3% in the U.S. over the same period. Total new unit sales of powerboats in the U.S. (excluding personal watercraft and jet boats) increased at a CAGR of 3.9% from 2015 to 2019.  We believe the performance sport boat and outboard boat categories have grown at a faster rate than the rest of the powerboat industry due to increased innovation in the features, designs, and layouts of performance sport boats and outboard propulsion boats. These innovations have improved the performance, functionality, and versatility of these boats as compared with other recreational boats, particularly boats in the sterndrive category, which have not experienced the same degree of innovation. We believe inboard boats are superior to sterndrive boats for tow sports such as water skiing, wakeboarding, and wake surfing for several reasons, including (i) the larger and more propulsive wakes that only inboard engine configurations can enable, (ii) enhanced rider safety as a result of the location of the inboard propeller underneath the boat instead of protruding from the stern, as is generally the case with boats in the sterndrive category, and (iii) relatively more passenger and storage space due to the location of the inboard engine housing. We believe outboard boats are superior to sterndrive boats for recreational boating uses such as fishing and family boating for several reasons, including (i) relatively more passenger and storage space due to the location of the outboard engine housing, (ii) engine noise is significantly reduced in an outboard engine compared to a sterndrive engine, (iii) outboard engines are easier to access and maintain compared to a sterndrive engine, and (iv) outboard engines perform better and have greater durability in saltwater conditions.

The expanding popularity of boating has also contributed to the strong volumes. We believe we are well-positioned to benefit from the increased popularity of recreational boating and the resulting larger prospective consumer base.

Our Strengths

Iconic MasterCraft Brand Synonymous with Quality, Innovation, and Performance.  We believe the MasterCraft brand is well-known among boating enthusiasts for high performance, premier quality, and relentless innovation. We believe that the market recognizes MasterCraft as a premier brand in the powerboat industry due to the overall superior value proposition that our boats deliver to our consumers. The MasterCraft brand is built on a carefully crafted set of defining principles, including Legacy, Power, Precision and Progression. We work tirelessly every day to maintain our iconic brand reputation relative to our competition. The rigorous attention to detail with which we design and manufacture our products results in high quality boats that command significant resale premiums to comparable competitor boats.

Leading Market Share Position in Performance Sport Boat, Outboard, and Pontoon Categories.  In recent history, we have consistently held a leading market share position in the U.S. among manufacturers of premium performance sport boats based on unit volume. According to the Statistical Surveys, Inc. (“SSI”), our performance sport boat U.S. market share in December 2019 was 21.6%. Per SSI, our U.S. market share for deck boats and saltwater fishing boats in the 15’ – 35’ segment, sold by our NauticStar brand, was 4.5%. Per SSI, Crest’s pontoon boat market share was 3.6%. As of December 2019, based on SSI data, MasterCraft has the #1 market share, by brand, in the performance sport boat segment; NauticStar has the #6 market share, by brand, in the highly-fragmented deck and saltwater fishing segment; and Crest has the #8 market share, by brand, in the highly-fragmented pontoon segment. We believe our sales will grow as dealers and consumers continue to recognize the superior quality, performance, styling, and value of our recently released boats and that we are just starting to realize the market share benefits of the many recent new product offerings and product enhancement initiatives that our management team has implemented during the past several years.

Industry-Leading Product Design and Innovation.  We believe that our innovation in the design of new boat models and new features has been a key to our success, helping us maintain our market share, command higher price points, and generally broaden the appeal of our products among recreational and fishing boaters. As a result of the features we have introduced, we believe that our boats are used for an increasingly wide range of activities. Our commitment to consistently developing new boat models and introducing new features is reflected in several notable recent achievements, including NMMA Innovation Awards for our MasterCraft ProStar water skiing boat, Gen 2 integrated surf system, X24 performance tow boat, and the DockStar Handling System. Our entire MasterCraft product portfolio has been renewed in the past five years, giving us the newest overall product offering in the performance sport boat category. Since acquiring NauticStar, we have introduced several new models, with future plans to introduce several new models over the coming years. At Crest, we are designing and engineering new models that we believe will drive innovation in the pontoon segment. Our Aviara brand, designed and engineered completely in-house, features several new innovations that we plan to introduce to the marketplace over the coming years.

Highly Efficient Product Development and Manufacturing.  We believe that a key to our success has been our renewed focus on operational improvements and world-class business processes. We believe our new product development capabilities are industry-leading and enable us to consistently create unique high-performance hull shapes and product features in shorter design iterations and at lower development costs than our competitors. These capabilities enable us to precisely design custom hulls and performance features that enhance each boat’s unique performance characteristics and increase our speed to market with exciting new products.  Our acquisition of NauticStar and Crest allows us to leverage this internal product development and manufacturing expertise to capitalize on operational improvement opportunities at our Amory, Mississippi and Owosso, Michigan facilities. Our Aviara brand, which is built in our existing MasterCraft facility, has benefited from the industry-leading quality, safety, and manufacturing process we have in place there.

Strong Dealer Network.  We have worked extensively with our dealers to develop what we believe is one of the strongest dealer networks in the performance sport boat and outboard categories. We target our distribution to the market segments’ highest performing dealers. We have established operating processes focused on optimizing dealers’ financial performance and service, and with a track record of balancing wholesale inventory and retail sales we are better able to monitor dealer inventory, allowing for more transparent sales estimates and strong dealer relationships. Transparent and thorough warranty programs encourage consumers to continue to visit our dealers for servicing, creating additional opportunities for boat trade-ins and purchases of accessories, thereby improving our dealers’ sales rates and financial health. These actions have strengthened our existing dealer network and are driving increased interest from new potential dealers who want to join the MasterCraft, NauticStar and Crest platforms. For our Aviara brand, we have partnered with MarineMax, the largest marine dealership in the U.S., to market our luxury recreational day boats. We believe introducing a new brand with an established dealer base provides the Aviara brand with instant credibility and the greatest opportunity for long-term success in the marketplace.

Differentiated Sales and Marketing Capabilities.  We believe our marketing efforts support each of our brand promises by focusing on superior value proposition and differentiating the performance and features of our boats. Our marketing efforts are conducted using an array of strategies, which include digital advertising, social media engagement, advertisements in endemic media and the sponsorship of boating and water sport events. To highlight our MasterCraft performance credibility and generate additional brand excitement, we sponsor a number of nationally ranked athletes, and social influencers. We believe our superior sales and marketing capabilities effectively communicate our performance, styling, quality, authenticity, and lifestyle, resulting in increased overall consumer engagement.

Highly Experienced Executive Team.  We have a highly seasoned and effective executive team. With extensive boating industry experience, our management team has proven its ability to develop and integrate new product lines, enhance operations, strengthen our distribution network, and recruit industry talent. Senior management additions over the past few years have driven improvements to our manufacturing, quality, and product development systems and processes, which have collectively accelerated performance improvements. Our Chief Executive Officer, Frederick Brightbill, has nearly 20 years of boating industry experience and has served as a member of our Board of Directors since 2009, including as Chairman since 2015. On December 3rd, 2019, Mr. Brightbill was appointed as the permanent Chief Executive Officer. Mr. Brightbill previously served as President of the Aluminum Boat Group at Brunswick Corporation and in various leadership roles at Mercury Marine, including President of the Outboard Business Unit and Integrated Operations Division. Tim Oxley, our Chief Financial Officer, has spent 30 years in the boating industry, including 14 years with the Company, following 16 years with Brunswick Corporation where he served as Chief Financial Officer of several operating divisions. In addition to Messrs. Brightbill and Oxley, the other members of our senior leadership team, collectively, have over 115 years of experience in the boating industry.

Our Strategy

Continue to Develop New and Innovative Products.  As a leading innovator, designer, manufacturer, and marketer, we strive to design new and inventive products that appeal to a broad consumer base for all of our premium brands. Since fiscal 2013, we have successfully launched a number of new products and features with best-in-class quality leading to increased sales and significant margin expansion. Our process involves each department in collaborative full “team” product launches that enable us to release several new models per year, per brand, while maintaining superior quality and controlling costs. Product development and innovation are the life blood of successful boat manufacturers and we will continue to invest significant resources to ensure a pipeline of new products to meet the needs of our consumers.

Capture Additional Share from Adjacent Boating Categories.  Our NauticStar, Crest, and Aviara brands provide us with direct access to the outboard and sterndrive categories, with outboards representing the largest category of the powerboat industry with $7.7 billion of sales in 2019, per the NMMA, and provides diversification from our existing MasterCraft product portfolio. The additions of NauticStar, Crest, and Aviara, combined with our culture of innovation, enhances our ability to introduce new products with increased versatility, functionality, and performance to a more expansive consumer base that values boats for competitive and recreational fishing, and general recreational boating purposes. Ultimately, the versatile boating experience delivered by our brands allows us to attract consumers from other boating categories, most notably from the sterndrive categories. We intend to further enhance the performance, comfort, and versatility of our products to target additional consumers seeking high performance water sport, fishing and general recreational activity.

Effectively Monitor Dealer Inventory and Further Strengthen Our Dealer Network.  Our goal is to achieve and maintain a leading market share in each of the markets in which we operate. We view our dealers as our partners and product champions. Therefore, we devote significant time and resources to finding high quality dealers and developing and improving their performance over time. We actively monitor field inventory levels, as demonstrated by healthy and consistent inventory retail turns and balanced wholesale and retail unit sales, which leads to better margins and improved financial health for our dealers. Additionally, our predictable new product development cycles across our portfolio ensure that our dealers have high quality, compelling, and relevant products to sell to their customers. We believe the quality and trust in our dealer relationships are more beneficial to our long-term success than the quantity of dealers. We continue to leverage that dealer base while proactively developing strategies that will strengthen our overall network. For example, we intend to strengthen our current footprint by selectively recruiting market-leading dealers. We believe our targeted initiatives to enhance and grow our dealer network will increase unit sales in the future.

Continued Focus on Sales in International Markets.  We currently have an extensive international dealer network with 66 international locations in 37 countries around the world. We believe MasterCraft is the most well-known brand in the performance sport boat category globally, and that NauticStar, Crest, and Aviara have the potential for global growth. Based on our brand recognition, innovative product offerings, and distribution strengths, we believe we are well positioned to leverage our reputation and capture additional international sales. Continuing retaliatory tariffs in the European Union and unfavorable exchange rates in other parts of the world are a current headwind. We believe that we will maintain our international sales by promoting our new products in developed markets where we have a well-established dealer base. Net sales outside of North America represented 4.8% of net sales in fiscal 2020.

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

Our MasterCraft portfolio of ProStar, XStar, X, XT and NXT models are designed for the highest levels of performance, styling, and enjoyment for both recreational and competitive use. The XStar and X models are geared towards the consumer seeking the most premium and highest performance boating experience that we offer, and generally command a price premium over our competitors’ boats at retail prices ranging from approximately $160,000 to $190,000. The MasterCraft XT models were introduced in July 2016 with retail prices ranging from approximately $100,000 to $140,000. Unveiled in January 2014, the MasterCraft NXT models introduced the quality, performance, styling, and innovation of the MasterCraft brand to the entry-level consumer, with retail prices ranging from approximately $ 75,000 to $95,000. We have strategically designed and priced the MasterCraft NXT models to target the fast-growing entry-level consumer group that is distinct from our traditional consumer base, while maintaining our core MasterCraft brand attributes at profit margins comparable to our other offerings.

Our NauticStar portfolio of Bay Boats, Sport Deck Boats and Offshore Boats are designed for a variety of uses, including recreational and competitive sport fishing in freshwater lakes or saltwater, and general recreational enjoyment. NauticStar’s Bay Boats and Offshore Boats are geared towards the consumer seeking unmatched quality and features for fishability and family friendly comfort. The Sport Deck Boat line caters to consumers seeking the drive and ride of a V-hull, large capacity, and the styling and efficiency of a runabout. NauticStar’s retail prices range from approximately $35,000 to $300,000. We believe all of the NauticStar models represent a tremendous value for consumers.

Our Crest portfolio of pontoon boats are designed for the ultimate in comfort and recreational pleasure boating. Crest has continued to grow market share as it expands its distribution footprint. Crest’s pontoon boats are designed to offer consumers the best in luxury, style and performance without compromise across a diverse product portfolio. Crest’s retail prices range from approximately $30,000 to $160,000.

Our Aviara portfolio of luxury recreational day boats was designed in-house with the vision to create pleasure crafts that defy compromise. The Aviara brand drew on MasterCraft’s 50-year legacy of quality and is built in our award-winning MasterCraft facility. Aviara’s boat designs were inspired by our four product design principles – Progressive Style, Elevated Control, Modern Comfort and Quality Details. Aviara’s models consist of the AV32, a 32-foot luxury bowrider, the AV36, a 36-foot luxury bowrider, and the AV40, the brand’s flagship 40-foot luxury bowrider for the ultimate on-the-water experience. All models are available in either outboard or sterndrive propulsion, and Aviara’s retail prices range from approximately $345,000 to $670,000.

Our Dealer Network

We rely on an extensive network of independent dealers to sell our products in North America and internationally. For MasterCraft, NauticStar, Crest, and Aviara, we target our distribution to the market segment’s highest performing dealers. The majority of our MasterCraft dealers are exclusive to our MasterCraft product lines within the performance sport boat category, highlighting the commitment of our key dealers to the MasterCraft brand. We establish performance criteria that our dealers must meet as part of their dealer agreements to ensure the continued quality of our dealer network. As members of our network, dealers may qualify for wholesale rebates, retail rebates and promotions, floor plan reimbursement or cash discounts, and other allowances.

We consistently review our distribution network to identify opportunities to expand our geographic footprint and improve our coverage of the market. We constantly monitor the health and strength of our dealers by analyzing each dealer’s retail sales and inventory and have established processes to identify underperforming dealers in order to assist them in improving their performance or to allow us to switch to a more effective dealer. These processes also allow us to better monitor dealer inventory levels and product turns and contribute to a healthier dealer network that is better able to stock and sell our products. We believe our outstanding dealer network and our proactive approach to dealer management allow us to distribute our products more efficiently than our competitors and will help us capitalize on growth opportunities as our industry volumes continue to increase.

For fiscal 2020 the Company’s top ten dealers accounted for approximately 30% of our net sales and none of our dealers accounted for more than 5% of our total net sales.

North America.  In North America, our MasterCraft brand, had a total of 132 dealers across 141 locations as of June 30, 2020. Our NauticStar brand had a total of 67 dealers across 82 locations in North America as of June 30, 2020. Our Crest brand had a total of 116 dealers across 130 locations in North America as of June 30, 2020. We do not have a significant concentration of sales among our MasterCraft, NauticStar or Crest dealers. Our Aviara brand is sold through a distribution network consisting of one dealer with 59 locations.

Outside of North America.  As of June 30, 2020, through our MasterCraft brand, we had a total of 41 international dealers and 41 locations and through our NauticStar brand we had eight international dealers in 41 locations. We are present in Europe, Australia, Africa, Asia, including Hong Kong and the Middle East. We generated 4.8%, 5.2%, and 7.5% of our net sales outside of North America in fiscal 2020, 2019, and 2018, respectively.

Dealer Relations

We have developed a system of financial incentives for our dealers based on achievement of key benchmarks. In addition, we provide our dealers with comprehensive sales training and a complete set of technology-based tools designed to help dealers maximize performance. Our dealer incentive program has been refined through years of experience with some of the key elements including wholesale rebates, retail rebates and promotions, other allowances, and floor plan reimbursement or cash discounts to encourage balanced production throughout the year.

Beyond our incentive programs, we have developed a proprietary web-based management tool that is used by our dealers on a day-to-day basis to improve their own businesses as well as enhance communication with our factory and sales management teams. Our business-to-business application efficiently executes many critical functions, including warranty registrations, warranty claims, boat ordering and tracking, parts ordering, technical support, and inventory reporting. This system facilitates communication between our sales team and the dealer network and allows our manufacturing department to review consumer demand in real time.

Sales Cycles and Floor Plan Financing

We manage our annual sales plan through distinct buying periods. Our rebates are tiered so that dealers have a financial incentive to take the stocking risk for boats purchased prior to the traditional retail selling season (April - June). These incentives, accompanied by floor plan subsidies for up to nine months from the date of invoice, drive “level loading” of production. During this first part of the model year, many of the dealers’ orders are standard configurations for their showrooms. In the second part of the model year, more boats are customized by retail consumers. Many of these custom orders are placed during boat shows, which typically occur from January through early April across North America.

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

Pursuant to the terms of the floor plan financing, if a dealer defaults on the terms of its credit line, we agree to repurchase new inventory repossessed from dealerships. Our obligation to repurchase such repossessed products for the unpaid balance of our original invoice price for the boat is subject to reduction or limitation based on the age and condition of the boat at the time of repurchase, and in certain cases, by an aggregate cap on repurchase obligations associated with a particular floor plan financing program. We incurred no material impact from repurchase events during fiscal 2020, 2019, or 2018.

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

Our over 50-year history of manufacturing and design leadership has made MasterCraft one of the most well-known and iconic brands in the boating industry. We believe the MasterCraft brand is widely recognized even among non-enthusiasts. Similarly, Crest’s nearly 60-year history has led to the brand being strongly recognized within the boating industry. Our NauticStar brand is relatively young compared to MasterCraft but has quickly established itself as a strong brand dedicated to innovation, style and quality. We are focused on enhancing the power of our brands through a multifaceted marketing strategy. Our addressable market is targeted through a variety of specialized means, ranging from event sponsorships to far-reaching strategic alliances.

We have created a unified print and digital advertising strategy that is refreshed each year, featuring the unique attributes of each of our products while maintaining focus on the MasterCraft, NauticStar, Crest, and Aviara brands. We maintain a meaningful presence for our product lines in several endemic water sports and boating publications.  Given the prevalence of our products in the markets these publications target, we also benefit from significant unpaid impressions in these industry publications, as our boats frequently appear in feature stories and advertisements for other products. In addition to these traditional marketing channels, in the last several years we have created an active and highly successful digital advertising and social media platform, including the use of Facebook, Twitter, Instagram, YouTube, and Vimeo, among others, to deliver content to our target audience, increase awareness of our brands, foster loyalty, and build a community of MasterCraft, NauticStar, Crest and Aviara enthusiasts. In addition, we benefit from numerous user-generated videos and photos that are uploaded to these websites and social media platforms. An important component of this strategy has been our investment in our own mastercraft.com, nauticstarboats.com, crestpontoonboats.com, and aviaraboats.com websites. The sites are designed to allow significant interaction between us and our consumer base through marketing content delivery, message boards, news and event postings, and product updates and specifications. Our popular “Design-a-Boat” functionality allows consumers to design a customized boat and request a dealer quote. The custom design can be transmitted directly to our closest independent dealer as well as our in-house concierge who follows up directly with our dealer leads for MasterCraft and Aviara.

Our leading position in the performance sport boat category is further supported by our sponsorship of some of the most recognizable and successful athletes and influencers in water sports, as well as a number of highly visible competitions and events around the world. Our activities in this area serve to deepen the penetration of our brands within the professional and enthusiast community, while also supporting the growth of watersports. The events which we sponsor and in which we and our dealers participate feature the most popular figures in wakeboarding and water skiing, drawing large audiences of enthusiasts to a variety of sites around the country. Furthermore, we sponsor top ranked professional wakeboarding athletes, water ski jumpers, and water skiers. In addition to the advertising generated by the athletes’ success in their sports, we also leverage our sponsorship of these athletes by having them attend boat shows and dealer events and appear in creative media events, in which they garner public relations interest, build our MasterCraft brand, and in many cases help sell our products directly to consumers.

Sales

Our sales organization’s primary role is to monitor our network of existing dealers and work with them to increase sales of our products, as well as identifying and recruiting new and replacement dealers that we believe will provide enhanced sales and customer service for our end consumers. We employ proactive processes to monitor the health and performance of our dealers, and to help them improve their businesses and their sales of our products. Our strategy is to improve the individual market shares of each of our dealers in their respective markets, and to add new dealers in new markets or replace dealers in existing markets where we believe we can achieve improved market share and customer service. We utilize regular performance reviews to drive improvement in underperforming dealers and to determine how to transition to new dealers when necessary. In addition, we employ a number of tools to assist our dealers in improving their performance, including product, sales, and service training, marketing materials and content, and direct interaction with prospective consumers such as our factory concierge service. We encourage and expect our sales representatives to serve as advisors to our dealers, and believe this proactive sales approach leads to better dealer relationships and higher sales of our products.

Manufacturing

All of our MasterCraft and Aviara boats are designed, manufactured, and lake-tested in our Vonore, Tennessee facility. All of our NauticStar boats are manufactured in our Amory, Mississippi facility. All of our Crest boats are manufactured in our Owosso, Michigan facility. We believe MasterCraft has the only boat manufacturing facility to achieve compliance with all three of the ISO 9001 (Quality Management Systems), 14001 (Environmental Management Systems), and 18001 (International Occupational Health and Safety Management System) standards.

The rigorous attention to detail in the design and manufacturing of our products results in boats of high quality which affords our customers a great on water experience across all of our brands. Our dedication to quality allows us to offer some of the longest and most inclusive warranty terms in the industry allowing our customers to enjoy our products with confidence.

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

Research and Development, Product Development and Engineering

We are strategically and financially committed to innovation, as reflected in our dedicated product development and engineering groups and evidenced by our track record of new product introduction. At MasterCraft and Aviara, our product development and engineering group comprises 24 professionals. At NauticStar, our product development and engineering group comprises five professionals. At Crest, our product development and engineering group comprises five professionals. These individuals bring to our product development efforts significant expertise across core disciplines, including boat design, computer-aided design, naval engineering, electrical engineering, and mechanical engineering. They are responsible for execution of all facets of our new product strategy, starting with design and development of new boat models and innovative features, engineering these designs for manufacturing, and integrating new boats and innovations into production without disruption, at high quality, on time and on budget. Our product development and engineering functions work closely with our Strategic Portfolio Management Team which includes senior leadership from Sales, Marketing and Finance, all working together to develop our long-term product and innovation strategies.

We take a disciplined approach to the management of our product development strategy. We have structured processes to obtain voices of the consumer, dealer, and management to guide our long-term product lifecycle and portfolio planning. In addition, extensive testing and coordination with our manufacturing group are important elements of our product development process, which we believe enable us to leverage the lessons from past launches and minimize the risk associated with the release of new products. We have developed a strategy to launch several new models a year, which will allow us to renew our product portfolio with innovative offerings at a rate that we believe will be difficult for our competitors to match without significant additional capital investments. In addition to our new product strategy, we manage a separate innovation development process which allows us to design innovative new features for our boats in a disciplined manner and to launch these innovations in a more rapid time frame and with higher quality. These enhanced processes have reduced the time to market for our new product pipeline. Our research and product development expense for fiscal 2020, 2019 and 2018 was $5.2 million, $5.6 million, and $4.9 million, respectively.

Intellectual Property

We rely on a combination of patent, trademark, and copyright protection, trade secret laws, confidentiality procedures, and contractual provisions to protect our rights in our brands, products, and proprietary technology. We also protect our vessel hull designs through vessel hull design registrations. This is an important part of our business and we intend to continue protecting our intellectual property. We currently hold 34 U.S. patents and six foreign patents, including utility and design patents for our transom surf seating, our DockStar handling system, and our Gen 2 surf system technology. Provided that we comply with all statutory maintenance requirements, our patents are expected to expire between 2021 and 2037. We also have 14 pending U.S. patent applications and ten pending foreign patent applications. We also own in excess of 100 trademark registrations in various countries around the world, most notably for the MasterCraft, NauticStar, Crest, and Aviara names and/or logos, as well as numerous model names in MasterCraft’s Star Series, X, XT, and NXT product families, and we have several pending applications for additional registrations. Such trademarks may endure in perpetuity on a country-by-country basis provided that we comply with all statutory maintenance requirements, including continued use of each trademark in each such country. In addition, we own 38 registered U.S. copyrights. Finally, we have registered more than 40 vessel hull designs with the U.S. Copyright Office, the most recent of which will remain in force through 2027.

From time to time, we are involved in intellectual property litigation, either accusing third parties of infringing our intellectual property rights, or defending against third-party claims that we are infringing the intellectual property of others. We are not currently involved in any outstanding intellectual property litigation that we believe, individually or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations, or cash flows. However, we cannot predict the outcome of any pending or future litigation, and an unfavorable outcome could have an adverse impact on our business, financial condition, results of operations, or cash flows.

Suppliers

We purchase a wide variety of raw materials from our supplier base, including resins, fiberglass, aluminum and steel, as well as product parts and components such as engines and electronic controls. We maintain long-term contracts with preferred suppliers and informal arrangements with other suppliers.

We are focused on working with our supply chain partners to enable cost improvement, world-class quality, and continuous product innovation. We have engaged our key suppliers in collaborative preferred supplier relationships and have developed processes including annual cost reduction targets, regular reliability projects, and extensive product testing requirements to ensure that our suppliers produce at lowest total cost and to the highest levels of quality expected of our brands. These collaborative efforts begin at the design stage, with our key suppliers integrated into design and development planning well in advance of launch, which allows us to control costs and to leverage the expertise of our suppliers in developing product innovations. We believe these collaborative relationships with our most important suppliers have contributed to our significant improvements in product quality, innovation, and profitability.

The most significant components used in manufacturing our boats, based on cost, are engine packages. For our MasterCraft brand, Ilmor Engineering, Inc. (“Ilmor”) is MasterCraft’s exclusive engine supplier, and for our NauticStar brand, Yamaha Motor Corporation (“Yamaha”) is our largest engine supplier, while Mercury Marine (“Mercury”) is Crest’s largest engine supplier. For our Aviara brand, Mercury also provides outboard engines and Ilmor provides sterndrive engines. We maintain strong and long-standing relationships with Ilmor, Yamaha, and Mercury. During the year ended June 30, 2020, Ilmor was our largest overall supplier. In addition to performance sport boat and sterndrive engines, Ilmor’s affiliates produce engines used in a number of leading racing boats and race cars. Ilmor maintains a full-time customer service and warranty representative at our MasterCraft office, resulting in extremely efficient management of all engine-related matters, mitigating potential warranty risk. We work closely with Ilmor to remain at the forefront of engine design, performance, and manufacturing. Engine packages are the most expensive single component in the MasterCraft, Aviara, NauticStar and Crest boat-building process and we believe our long-term relationship with our engine supplier partners is a key competitive advantage.

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

Information Technology

We continue to make investments in information systems and technology. Our information systems and technology strategy support automation and integration of our business processes and strategic planning initiatives, including not only our internal information management and communications processes but also our marketing and dealer management efforts. Our Information Systems and Technology team is integral to our marketing and sales front office initiatives, helping us to develop stronger engagement between us, our dealers and our end consumers. We will continue to invest in our information systems and our IT infrastructure in order to leverage current and future technologies to support our product development, operations, and marketing strategies.

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

We face an inherent risk of exposure to product liability claims in the event that, among other things, the use of our products results in injury. With respect to product liability coverage, we carry customary insurance coverage. Our coverage involves self-insured retentions with primary and excess liability coverage above the retention amount. We have the ability to refer claims to our suppliers and their insurers to pay the costs associated with any claims arising from such suppliers’ products. Our insurance covers claims that are not adequately covered by a supplier’s insurance and provides for excess secondary coverage above the limits provided by our suppliers.

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

Competition

The powerboat industry, including the performance sport boat, outboard, and sterndrive categories, are highly fragmented, resulting in intense competition for consumers and dealers. Competition affects our ability to succeed in both the market segments we currently serve and new market segments that we may enter in the future. We compete with several large manufacturers that may have greater financial, marketing, and other resources than we do. We also compete with a wide variety of small privately held independent manufacturers. Competition in our industry is based primarily on brand name, price, innovative features, design, and product performance. Please see Item 1A, “Risk Factors” — Risks Related to Our Business — Our industry is characterized by intense competition, which affects our sales and profits.

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

•

product mix, which is driven by boat model mix and higher option order rates; while sales of all our boats generate comparable margins, sales of larger boats and boats with optional content generally produce higher absolute profits;

•	inclement weather, which can affect production at our manufacturing facilities as well as consumer demand;
•	competition from other recreational boat manufacturers; and
•	general economic conditions.

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

If we are not able to pass these additional costs along to our consumers, it may have a negative impact on our business and financial condition.

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

Employees

We believe we maintain excellent relations with our employees, treating them as business partners and focusing on building their careers. We have approximately 884 employees as of June 30, 2020, 480 of whom work at our MasterCraft/Aviara facility in Tennessee, 218 of whom work at our NauticStar facility in Mississippi, and 186 of whom work at our Crest facility in Michigan. None of our employees are represented by a labor union, and since MasterCraft’s founding in 1968, we have never experienced a labor-related work stoppage.

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

Risks Relating to Our Business

The COVID-19 Pandemic has had, and may continue to have, certain negative impacts on our business and those of our consumers, dealers and suppliers, and such impacts may have a material adverse effect on our operations and business.

The COVID-19 Pandemic has significantly impacted worldwide economic conditions and could have a material adverse effect on our operations and business and those of our consumers, dealers and suppliers. In response to the COVID-19 Pandemic, governmental authorities, including in many of the jurisdictions in which we operate, have taken measures to limit the spread of the outbreak, including mandatory business closures, travel restrictions, quarantines, declarations of states of emergency, “stay-at-home” or “shelter-in-place” orders and social distancing protocols, in addition to seeking voluntary facility closures and other restrictions. These actions and the potential resurgence or enhancement of these actions could materially adversely affect our ability, and our consumers’, dealers’ and suppliers’ ability, to adequately staff, manage and maintain their respective businesses. Furthermore, our future results of operations, cash-flows and liquidity could be adversely impacted by the COVID-19 Pandemic due to delays in payments of outstanding receivable amounts beyond normal payment terms, supply chain disruptions, uncertain demand and additional goodwill and other intangible asset impairment charges.

To balance wholesale production with the then anticipated impacts to retail demand caused by the economic impacts of the COVID-19 Pandemic, we reduced production in February 2020 and, in late March 2020, temporarily suspended manufacturing operations at all of our facilities to protect the health of our employees and comply with governmental mandated shutdowns. As a result of these actions, we temporarily laid off nearly all our hourly workforce. We paid lump sum severance payments to certain of our laid off employees and provided for the temporary continuation of their healthcare benefits, resulting in charges totaling approximately $1.4 million during the fiscal third and fourth quarters (the “COVID-19 Shutdown Costs”). We resumed operations at reduced production levels at our manufacturing facilities by mid-May 2020 and we are continuing to ramp up production. Our facilities resumed operations with new temperature screening, social distancing, personal protective equipment, and cleaning protocols to protect our employees and mitigate risk of further business interruption.

The COVID-19 Pandemic has impacted our supply chain, particularly as a result of mandatory shutdowns in locations where products are manufactured. It is also possible that we could experience future disruptions to our supply chain that are significant as well as significant deterioration in macroeconomic factors that typically affect us, such as consumer spending and demand for our products. In addition, we have experienced and are likely to continue to experience disruptions in manufacturing and logistics due to the COVID-19

Pandemic, and we may experience disruptions in manufacturing or logistics in the future due to inconsistent and unanticipated order patterns, our inability to develop long-term relationships with key suppliers, other diseases or pandemics or unforeseen natural disasters or public health emergencies. Further, if there are future closures we may face obstacles and delays in re-opening our manufacturing facilities as we may have to hire and train a substantial number of new employees as some of the employees that we have temporarily laid off may seek or have found other employment.

The disruptions caused by the COVID-19 Pandemic, including the temporary manufacturing suspension and supplier and workforce constraints, resulted in a decline in wholesale unit sales volume of nearly 50% during the February 2020 to June 2020 period as compared to the same prior-year period.

In addition, the COVID-19 Pandemic has caused a significant economic slowdown, which could cause a global recession, which we expect would negatively impact the sale of our boats. If general economic conditions deteriorate further we cannot predict the duration or strength of an economic recovery, either in the United States or in the specific markets where we sell our products. Further, consumers often finance purchases of our boats from dealers and accordingly, consumer credit market conditions also influence demand for our boats from dealers. If credit conditions worsen and adversely affect the ability of consumers to finance potential purchases at acceptable terms and interest rates, it could result in a decrease in the sales of our products.

On March 19, 2020, we drew $35.0 million on our revolving credit agreement as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of uncertainty in the global markets resulting from the COVID-19 Pandemic. Additionally, on May 7, 2020, we entered into Amendment No. 3 (the “Amendment”) to the Fourth Amended & Restated Credit and Guarantee Agreement (the “Credit Facility”) to strengthen our financial flexibility. Among other things, the changes effected by the Amendment provide temporary relief under our financial covenants. See Note 8 in Notes to Consolidated Financial Statements for more information regarding these changes. While the performance of the business and our cash management activities provided the flexibility to repay $25.0 million of the Credit Facility as of June 30, 2020, as a result of the COVID-19 Pandemic, we may be required to raise additional capital and any such additional debt financing that may be needed, beyond the $25.0 million of borrowing availability on the Credit Facility, may not be available on commercially reasonable terms, if at all.

The severity of the impact of the COVID-19 Pandemic on our business will depend on a number of factors, including, but not limited to, the duration, spread, severity and impact of the pandemic, the remedial actions and stimulus measures adopted by local and federal governments, the effects of the pandemic on our consumers and suppliers, and to the extent normal economic and operating conditions can resume, all of which are uncertain and cannot be predicted. The inherent uncertainty surrounding COVID-19, due in part to rapidly changing governmental directives, public health challenges and progress, and market reactions thereto, also makes it more challenging for our management to estimate the potential impact and the future performance of our business. Accordingly, the anticipated negative financial impact to our operating results cannot be reasonably estimated at this time, but could be material and last for an extended period of time.

General economic conditions, particularly in the U.S., affect our industry, demand for our products and our business, and results of operations.

Demand for premium sport boats, outboard boats, and sterndrive boats can be, and in the past has been, significantly influenced by weak economic conditions, low consumer confidence, high unemployment, and increased market volatility worldwide, especially in the U.S. In times of economic uncertainty and contraction, consumers tend to have less discretionary income and tend to defer or avoid expenditures for discretionary items, such as our products. Sales of our products are highly sensitive to personal discretionary spending levels. Our business is cyclical in nature and its success is impacted by economic conditions, the overall level of consumer confidence and discretionary income levels. Any substantial deterioration in general economic conditions (including as a result of the COVID-19 Pandemic) that diminishes consumer confidence or discretionary income may reduce our sales and materially adversely affect our business, financial condition and results of operations. Corporate restructurings, layoffs, declines in the value of investments and residential real estate, higher fuel and energy prices, higher interest rates, and increases in federal and state taxation may also each materially adversely affect our business, financial condition, and results of operations.

Consumers often finance purchases of our products, and as a result, consumer credit market conditions influence demand for our boats. If credit conditions worsen (including as a result of the COVID-19 Pandemic), and adversely affect the ability of consumers to finance potential purchases at acceptable terms and interest rates, it could result in a decrease in the sales of our products.

Our annual and quarterly financial results are subject to significant fluctuations depending on various factors, many of which are beyond our control.

Our sales and operating results can vary significantly from quarter to quarter and year to year depending on various factors, many of which are beyond our control. These factors include, but are not limited to:

•	seasonal consumer demand for our products;
•	discretionary spending habits;
•	changes in pricing in, or the availability of supply in, the used powerboat market;
•	failure to maintain a premium brand image;
•	disruption in the operation of our manufacturing facilities, including those as a result of the COVID-19 Pandemic;
•	variations in the timing and volume of our sales;
•	the timing of our expenditures in anticipation of future sales;
•	sales promotions by us and our competitors;
•	changes in competitive and economic conditions generally;
•	consumer preferences and competition for consumers’ leisure time, including those as a result of the COVID-19 Pandemic;
•	impact of unfavorable weather conditions;
•	changes in trade policy or the imposition of additional tariffs;
•	civil insurrection or social unrest (such as the recent protests and social movements across several North American cities);
•	changes in the cost or availability of our labor; and
•	increased fuel prices.

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

We may not be able to maintain the levels of revenue, earnings or operating efficiency as a combined business that MasterCraft, NauticStar, and Crest have previously achieved or might achieve separately. The business and financial performance of the acquisitions are subject to certain risks and uncertainties, including the risk of the loss of, or changes to, its relationships with its dealers and suppliers, increased product liability and warranty claims, and negative publicity or other events that could diminish the value of the NauticStar or Crest brand, which in turn could also adversely affect the MasterCraft brand. If we are unable to achieve the same growth, revenues and profitability that our acquisitions have achieved in the past, our business, financial condition, results of operations, or cash flows could be adversely affected.

In relation to such acquisitions, we recognized significantly higher amounts of intangible assets, including goodwill. These intangible assets are subject to impairment testing and an impairment of our intangible assets was triggered as of March 29, 2020, due to the economic outlook at that time, the significant declines in our share price, market volatility and the disruption in our operations, as a result of the COVID-19 Pandemic. As a result of the analysis, we recorded impairment charges totaling $56.4 million related to the NauticStar and Crest segments (the “Impairment Charges”). The Impairment Charges were principally a result of a decline, in the fiscal third quarter, in market conditions, including our share price, and the outlook for retail and wholesale sales and operating performance, as of March 29, 2020, relative to our acquisition plans and annual impairment test performed as of June 30, 2019. See Note 6 in Notes to Consolidated Financial Statements for more information regarding the Impairment Charges. This impairment charge, along with the impairment charge recognized in fiscal 2019 related to NauticStar, resulted in the elimination of all goodwill associated with the NauticStar and Crest acquisitions. However as of June 30, 2020, there was $47.5 million of intangible assets other than goodwill remaining on our consolidated balance sheet. We could continue to incur a significant impact to our financial statements in the form of impairment charges related to these remaining intangible assets if assumptions and expectations related to our acquisitions are not realized.

We depend on our network of independent dealers and face increasing competition for dealers.

Substantially all of our sales are derived from our network of independent dealers. Our agreements with dealers in our networks typically provide for one-year terms, although some agreements have longer terms. The loss of one or more of these dealers could have a material adverse effect on our financial condition and results of operations. The number of dealers supporting our products and the quality of their marketing and servicing efforts are essential to our ability to generate sales. Competition for dealers among performance sport boat manufacturers continues to increase based on the quality, price, value, and availability of the manufacturers’ products, the manufacturers’ attention to customer service, and the marketing support that the manufacturer provides to the dealers. We face intense competition from other premium performance sport, outboard, and sterndrive boat manufacturers in attracting and retaining dealers (some of whom also sell products from other premium performance sport, outboard, and sterndrive boat manufacturers), affecting our ability to attract or retain relationships with qualified and successful dealers. Although our management believes that the quality of our products in the premium performance sport, outboard boat, sterndrive boat industries should permit us to maintain our relationships with our dealers and our market share position, there can be no assurance that we will be able to maintain or improve our relationships with our dealers or our market share position. In addition, independent dealers in the powerboat industry have experienced significant consolidation in recent years, which could result in the loss of one or more of our dealers in the future if the surviving entity in any such consolidation purchases similar products from a competitor. A substantial deterioration in the number of dealers or quality of our network of dealers would have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Our success depends, in part, on the financial health of our dealers and their continued access to financing.

Because we sell nearly all of our products through dealers, their financial health is critical to our success. Our business, financial condition, and results of operations may be adversely affected if the financial health of the dealers that sell our products suffers. Their financial health may suffer for a variety of reasons, including a downturn in general economic conditions, rising interest rates, higher rents, increased labor costs and taxes, compliance with regulations, and personal financial issues (all of which may be negatively impacted by the COVID-19 Pandemic).

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

Many of our dealers have floor plan financing arrangements with third-party finance companies that enable the dealers to purchase our products. In connection with these agreements, we may have an obligation to repurchase our products from a finance company under certain circumstances, and we may not have any control over the timing or amount of any repurchase obligation nor have access to capital on terms acceptable to us to satisfy any repurchase obligation. This obligation is triggered if a dealer defaults on its debt obligations to a finance company, the finance company repossesses the boat and the boat is returned to us. Our obligation to repurchase a repossessed boat for the unpaid balance of our original invoice price for the boat is subject to reduction or limitation based on the age and condition of the boat at the time of repurchase, and in certain cases, by an aggregate cap on repurchase obligations associated with a particular floor plan financing program. In addition, applicable laws regulating dealer relations may also require us to repurchase our products from our dealers under certain circumstances, and we may not have any control over the timing or amount of any repurchase obligation nor have access to capital on terms acceptable to us to satisfy any repurchase obligation. If we were obligated to repurchase a significant number of units under any repurchase agreement or under applicable dealer laws, our business, operating results, financial condition and cash flows could be adversely affected.

If we fail to manage our manufacturing levels while still addressing the seasonal retail pattern for our products, our business and margins may suffer.

The seasonality of retail demand for our products, together with our goal of balancing production throughout the year, requires us to manage our manufacturing and allocate our products to our dealer network to address anticipated retail demand. Our dealers must manage seasonal changes in consumer demand and inventory. If our dealers reduce their inventories in response to weakness in retail demand, we could be required to reduce our production, resulting in lower rates of absorption of fixed costs in our manufacturing and, therefore, lower margins. As a result, we must balance the economies of level production with the seasonal retail sales pattern experienced by our dealers. In addition, as we navigate the unprecedented confluence of demand and disruption precipitated by the COVID-19 Pandemic, our production during this ramp up period will depend, in large part, on our suppliers’ capacity and our ability to grow and maintain a high-performing workforce. Failure to adjust manufacturing levels adequately may have a material adverse effect on our financial condition, results of operations, and cash flows.

Our sales and profitability depend, in part, on the successful introduction of new products.

Market acceptance of our products depends on our technological innovation and our ability to implement technology in our boats. Our sales and profitability may be adversely affected by difficulties or delays in product development, such as an inability to develop viable or innovative new products. In February 2019 we introduced a new brand, Aviara, with sales beginning in the first quarter of 2020. Our failure to introduce new technologies and product offerings that consumers desire, including our new Aviara models, could adversely affect our business, financial condition, results of operations, and cash flows. Also, our ability to achieve higher margins, in part, relies on the introduction of new features or enhancements to our existing boat models. If we fail to introduce new features or those we introduce fail to gain market acceptance, our margins may suffer.

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

We have a fixed cost base that will affect our profitability if our sales decrease.

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

The premium performance sport boat, outboard, and sterndrive boat categories and the powerboat industry as a whole are highly competitive for consumers and dealers. We also compete against consumer demand for used boats. Competition affects our ability to succeed in both the markets we currently serve and new markets that we may enter in the future. Competition is based primarily on brand name, price, product selection, and product performance. We compete with several large manufacturers that may have greater financial, marketing, and other resources than we do and who are represented by dealers in the markets in which we now operate and into which we plan to expand. We also compete with a variety of small, independent manufacturers. We cannot provide assurance that we will not face greater competition from existing large or small manufacturers or that we will be able to compete successfully with new competitors. Our failure to compete effectively with our current and future competitors would adversely affect our business, financial condition, and results of operations.

Our sales may be adversely impacted by increased consumer preference for used boats or the supply of new boats by competitors in excess of demand.

During the economic downturn that commenced in 2008, we observed a shift in consumer demand toward purchasing more used boats, primarily because prices for used boats are typically lower than retail prices for new boats. If this were to occur again (including as a result of the COVID-19 Pandemic), it could have the effect of reducing demand among retail purchasers for our new boats. Also, while we have taken steps designed to balance production volumes for our boats with demand, our competitors could choose to reduce the price of their products, which could have the effect of reducing demand for our new boats. Reduced demand for new boats could lead to reduced sales by us, which could adversely affect our business, results of operations, and financial condition.

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

We currently sell our products throughout the world. International markets have been, and will continue to be, a focus for sales growth. We believe many opportunities exist in the international markets, and over time we intend for international sales to comprise a larger percentage of our total revenue. Several factors, including weakened international economic conditions, could adversely affect such growth and there can be no assurance that we will be able to sustain our current international sales levels in the future. The expansion of our existing international operations and entry into additional international markets require significant management attention. Some of the countries in which we market, and in which our distributors or licensee(s) sell our products, are subject to political, economic, or social instability. Our international operations expose us and our representatives, agents, and distributors to risks inherent in operating in foreign jurisdictions. These risks include, but are not limited to:

•	increased costs of customizing products for foreign countries;
•	unfamiliarity with local demographics, consumer preferences, and discretionary spending patterns;
•	difficulties in attracting consumers due to a reduced level of consumer familiarity with our brand;
•	competition with new, unfamiliar competitors;
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

•	the relative strength of the U.S. dollar compared to local currency, making our products less price-competitive relative to products manufactured outside of the U.S.;
•	laws and business practices favoring local companies;
•	longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;
•	difficulties in enforcing or defending intellectual property rights; and
•	insurrection or war that may disrupt or limit our relationships with our foreign consumers.

Our international operations may not produce desired levels of total sales, or one or more of the foregoing factors may harm our business, financial condition, or results of operations.

International tariffs could materially and adversely affect our business and results of operations.

The current political landscape has introduced significant uncertainty with respect to future trade regulations and existing international trade agreements, as shown by the recent U.S.-initiated renegotiation of the North America Free Trade Agreement, and Brexit in Europe. This uncertainty includes the possibility of imposing additional tariffs or penalties on products manufactured outside the U.S and the potential for increased trade barriers between the UK and the European Union. The institution of global trade tariffs carries the risk of negatively affecting global economic conditions, which could have a negative impact on our business and results of operations.

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

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under our revolving credit facility and term loans are at variable rates of interest and expose us to interest rate risk. Reference rates used to determine the applicable interest rates for our debt are currently at relatively low levels. If interest rates increase, the debt service obligations on our indebtedness will increase even if the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Please see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” for discussion of our market risk related to interest rates.

The Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, has announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after calendar year 2021. That announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after calendar year 2021. Moreover, it is possible that LIBOR will be discontinued or modified prior to the end of calendar year 2021. All of our $108.6 million of debt outstanding under our credit agreement as of June 30, 2020 bears interest at a floating rate that uses either LIBOR or the prime rate as the reference rate to calculate our interest rate. Our credit agreement provides that, if the administrative agent has determined that adequate means do not exist for ascertaining LIBOR or that LIBOR does not adequately and fairly reflect the cost to lenders for making, funding or maintaining their loans, then all of our outstanding loans under the credit agreement will be converted into loans that accrue interest at the prime rate. Further, the lenders under our credit agreement will no longer be obligated to make loans using LIBOR as the reference rate.

Uncertainty as to the nature of potential changes to LIBOR, fallback provisions, alternative reference rates or other reforms could adversely impact our interest expense on our floating rate debt that currently uses LIBOR as the applicable reference rate. Further, the discontinuance or modification of LIBOR and the use of the prime rate may result in an increase in the cost of future indebtedness, which could have a material adverse effect on our financial condition, cash flow and results of operations. We intend to closely monitor the financial markets and the use of fallback provisions and alternative reference rates in anticipation of the discontinuance or modification of LIBOR by the end of calendar year 2021.

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

We depend on third-party suppliers to provide components and raw materials essential to the construction of our boats. While we believe that our relationships with our current suppliers are sufficient to provide the materials necessary to meet present production demand, we cannot provide assurance that these relationships will continue or that the quantity or quality of materials available from these suppliers will be sufficient to meet our future needs, irrespective of whether we successfully implement our growth strategy. Our suppliers’ ability to provide the components and raw materials essential to the construction of our boats may also be adversely impacted as a result of the COVID-19 Pandemic. As production increases, our need for raw materials and supplies will increase. Our suppliers must be prepared to ramp up operations and, in many cases, hire additional workers and/or expand capacity in order to fulfill the orders placed by us and other consumers. Operational and financial difficulties that our suppliers may face in the future could adversely affect their ability to supply us with the parts and components we need, which could significantly disrupt our operations.

The availability and cost of engines used in the manufacture of our boats are especially critical. For fiscal 2020, we purchased all of the inboard engine packages for our MasterCraft brand boats from Ilmor. We also maintain a strong and long-standing relationship with our primary supplier of NauticStar engine packages, Yamaha, and our primary supplier of Crest engine packages, Mercury. While we believe that our relationships with these suppliers are sufficient to provide the materials necessary to meet present production demand, there can be no assurance that these relationships will continue or that the quantity or quality of the engines provided will be sufficient to meet our future needs, irrespective of whether we successfully implement our growth strategy. If we are required to replace these suppliers, it could cause a decrease in products available for sale or an increase in the cost of goods sold, either of which could adversely affect our business, financial condition, and results of operations. In addition to the risk of interruption of our engine supply, these suppliers could potentially exert significant bargaining power over price, quality, warranty claims, or other terms relating to the engines we use. We are required to purchase a minimum volume of engines from Ilmor annually. In addition, MasterCraft could be required to pay a penalty to Ilmor in order to maintain exclusivity if annual purchases under the agreement fail to meet a certain threshold. While these minimums are significantly below our current volumes, there can be no assurance that we will continue to meet these minimums in the future.

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

Although we employ quality control procedures, sometimes a product is distributed that needs repair or replacement. Our standard warranties require us or our dealers to repair or replace defective products during such warranty periods at no cost to the consumer. Historically, product recalls have been administered through our dealers and distributors. The repair and replacement costs we could incur in connection with a recall could adversely affect our business. In addition, product recalls could harm our reputation and cause us to lose consumers, particularly if recalls cause consumers to question the safety or reliability of our products.

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

We use many information technology systems and their underlying infrastructure to operate our business. In addition to the disruptions that may occur from interruptions in our information technology systems, cybersecurity threats and sophisticated and targeted cyberattacks pose a risk to our information technology systems. We have established security policies, processes, and defenses designed to help identify and protect against intentional and unintentional misappropriation or corruption of our information technology systems and information and disruption of our operations. Despite these efforts, our information technology systems may be damaged, disrupted, or shut down due to attacks by unauthorized access, malicious software, computer viruses, undetected intrusion, hardware failures, or other events, and in these circumstances our disaster recovery plans may be ineffective or inadequate. These breaches or intrusions could lead to business interruption, exposure of proprietary or confidential information, data corruption, damage to our reputation, exposure to legal and regulatory proceedings, and other costs. A security breach might also lead to violations of privacy laws, regulations, trade guidelines or practices related to our customers and associates and could result in potential claims from customers, associates, shareholders, or regulatory agencies. Such events could adversely impact our reputation, business, financial position, results of operations, and cash flows. In addition, we could be adversely affected if any of our significant customers or suppliers experiences any similar events that disrupt their business operations or damage their reputation.

While we maintain monitoring practices and protections of our information technology to reduce these risks and test our systems on an ongoing basis for potential threats, there can be no assurance that these efforts will prevent a cyber-attack or other security breach. We carry cybersecurity insurance to help mitigate the financial exposure and related notification procedures in the event of intentional intrusion; however, there can be no assurance that our insurance will adequately protect against potential losses that could adversely affect our business.

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

Negative public perception of our products or restrictions on the access or the use of our products in certain locations could materially adversely affect our business or results of operations.

Demand for our products depends in part on their acceptance by the public. Public concerns about the environmental impact of our products or their perceived safety could result in diminished public perception of the products we sell. Government, media, or activist pressure to limit emissions could also negatively impact consumers’ perceptions of our products. Any decline in the public acceptance of our products could negatively impact their sales or lead to changes in laws, rules and regulations that prevent access to certain locations or restrict use or manner of use in certain areas or during certain times, which could also negatively impact sales. Any material decline in the public acceptance of our products could impact our ability to retain existing consumers or attract new ones which, in turn, could have a material adverse effect on our business, results of operations or financial condition.

Natural disasters, environmental disasters, the effects of climate change, pandemics, or other disruptions, or civil insurrection or social unrest at our manufacturing facilities or in other regions of the United States could adversely affect our business, financial condition, and results of operations.

We rely on the continuous operation of our manufacturing facilities in Vonore, Tennessee, Armory, Mississippi, and Owosso, Michigan for the production of our products. Any natural disaster or other serious disruption to our facilities due to fire, snow, flood, earthquake, pandemics, civil insurrection or social unrest or any other unforeseen circumstance could adversely affect our business, financial condition, and results of operations. Changes in climate could adversely affect our operations by limiting or increasing the costs associated with equipment or fuel supplies. In addition, adverse weather conditions, such as increased frequency and/or severity of storms, or floods could impair our ability to operate by damaging our facilities and equipment or restricting product delivery to customers. The occurrence of any disruption at our manufacturing facilities, even for a short period of time, may have an adverse effect on our productivity and profitability, during and after the period of the disruption. These disruptions may also cause personal injury and loss of life, severe damage to or destruction of property and equipment, and environmental damage. Although we maintain property, casualty, and business interruption insurance of the types and in the amounts that we believe are customary for the industry, we are not fully insured against all potential natural disasters or other disruptions to our manufacturing facilities.

In addition, we have dealers and third-party suppliers located in regions of the United States that have been and may be exposed to damaging storms, such as hurricanes and tornados, floods and environmental disasters. Although preventative measures may help to mitigate damage, the damage and disruption resulting from natural and environmental disasters may be significant. Such disasters can disrupt our consumers, dealers, or suppliers, which can interrupt our operational processes and our sales and profits.

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
•

changes in general market, economic, and political conditions in the U.S. and global economies or financial markets, including those resulting from the COVID-19 Pandemic, natural disasters, terrorist attacks, acts of war, civil insurrection and social unrest, and responses to such events.

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

We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change of control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and our amended and restated by-laws currently contain provisions that may make the acquisition of our company more difficult without the approval of our board of directors, including, but not limited to, the following:

•	our board of directors will be classified into three classes until our 2022 annual meeting of stockholders;
•	only our board of directors may call special meetings of our stockholders; and
•	we require advance notice and duration of ownership requirements for stockholder proposals.

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

We will remain an “emerging growth company” until June 30, 2021, which is the last day of our fiscal year following the fifth anniversary of the date of completion of our initial public offering.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

As of June 30, 2020, all our MasterCraft and Aviara boats are manufactured and lake-tested at our 250,000-square-foot manufacturing facility located on approximately 60 acres of lakefront land in Vonore, Tennessee. In addition, we own a 35,000 square-foot facility in Vonore where we manufacture trailers, and we lease a 3,000 square-foot warehouse facility in West Yorkshire, England for warehousing of parts. All our NauticStar boats are manufactured in our 200,000-square-foot manufacturing facility located on 17 acres of land in Amory, Mississippi. All our Crest boats are manufactured in a more than 140,000-square-foot manufacturing facility located on approximately 63 acres in Owosso, Michigan.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has been publicly traded on the NASDAQ Global Market under the symbol “MCFT” since July 17, 2015. Prior to that time, there was no public market for our common stock.  On September 10, 2020, the last reported sale price on the NASDAQ Global Market of our common stock was $17.91 per share. As of September 4, 2020, we had approximately 6,700 holders of record of our common stock.

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

The following stock performance graph illustrates the cumulative total shareholder return on our common stock for the period from July 17, 2015 (the first day of trading for our common stock) to June 30, 2020, as compared to the Russell 2000 Index and the Dow Jones US Recreational Products Index.

The comparison assumes (i) a hypothetical investment of $100 in our common stock and the two above mentioned indices on July 17, 2015 and (ii) the full reinvestment of all dividends. The comparisons in the graph are not intended to be indicative of possible future performance of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding securities authorized for issuance under our equity compensation plans, see Note 10—Share-Based Compensation in Item 8 and Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

We derived the consolidated statement of operations for the fiscal years ended June 30, 2020, 2019 and 2018 and our consolidated balance sheet data as of June 30, 2020 and 2019 from our audited consolidated financial statements and related notes included elsewhere in this Form 10-K. We derived the consolidated statement of operations for the fiscal years ended June 30, 2017 and June 30, 2016 and our consolidated balance sheet data as of June 30, 2018, June 30, 2017 and June 30, 2016 from audited consolidated financial statements, which are not included in this Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future.

	As of and for the Fiscal Years Ended June 30,
(Dollars in thousands, except for per share amounts)	2020	2019	2018	2017	2016
Consolidated statements of operations:
NET SALES	$363,073	$466,381	$332,725	$228,634	$221,600
COST OF SALES	287,717	353,254	242,361	165,158	160,521
GROSS PROFIT	75,356	113,127	90,364	63,476	61,079
OPERATING EXPENSES:
Selling and marketing	15,981	17,670	13,011	9,380	9,685
General and administrative	25,557	27,706	19,773	20,474	29,162
Amortization of intangible assets	3,948	3,492	1,597	107	221
Goodwill and other intangible asset impairment (1)	56,437	31,000	—	—	—
Total operating expenses	101,923	79,868	34,381	29,961	39,068
OPERATING INCOME (LOSS)	(26,567)	33,259	55,983	33,515	22,011
OTHER EXPENSE:
Interest expense	5,045	6,513	3,474	2,222	1,280
Change in common stock warrant fair value	—	—	—	—	3,425
Other income	—	—	—	—	(1,212)
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	(31,612)	26,746	52,509	31,293	18,518
INCOME TAX EXPENSE (BENEFIT)	(7,565)	5,392	12,856	11,723	8,308
NET INCOME (LOSS)	$(24,047)	$21,354	$39,653	$19,570	$10,210
WEIGHTED AVERAGE SHARES USED FOR COMPUTATION OF:
Basic	18,734,482	18,653,892	18,619,793	18,592,885	17,849,319
Diluted	18,734,482	18,768,207	18,714,531	18,620,708	18,257,007
Net income (loss) per common share:
Basic	$(1.28)	$1.14	$2.13	$1.05	$0.57
Diluted	(1.28)	1.14	2.12	1.05	0.56
Cash dividends declared per common share	$—	$—	$—	$—	$4.30
Consolidated balance sheet data:
Total assets	$207,923	$248,773	$176,924	$83,321	$82,533
Total liabilities	159,053	176,457	124,402	71,560	90,912
Current portion of long-term debt	8,932	8,725	5,069	3,687	7,885
Long-term debt	99,666	105,016	70,087	30,790	44,342
Total debt	108,598	113,741	75,156	34,477	52,227
Total stockholders’ equity (deficit)	48,870	72,316	52,522	11,761	(8,379)
Additional financial and other data (unaudited):
Unit sales volume:
MasterCraft	2,478	3,435	3,068	2,790	2,742
NauticStar(2)	1,191	1,831	1,687	—	—
Crest(2)	1,623	2,078	—	—	—
Consolidated unit sales volume	5,292	7,344	4,755	2,790	2,742
Net sales:
MasterCraft	$246,455	$311,830	$266,319	$228,634	$221,600
NauticStar(2)	54,930	77,995	66,406	—	—
Crest(2)	61,688	76,556	—	—	—
Consolidated net sales	$363,073	$466,381	$332,725	$228,634	$221,600
Net sales per unit:
MasterCraft	$99	$91	$87	$82	$81
NauticStar(2)	46	43	39	—	—
Crest(2)	38	37	—	—	—
Consolidated net sales per unit	69	64	70	82	81
Gross margin	20.8%	24.3%	27.2%	27.8%	27.6%
Adjusted EBITDA(3)	$44,298	$79,323	$64,028	$43,476	$41,227
Adjusted Net Income(3)	$25,077	$53,016	$40,440	$24,335	$23,362
Adjusted EBITDA margin(3)	12.2%	17.0%	19.2%	19.0%	18.6%

(1)

During fiscal 2020, we recognized goodwill and other intangible asset impairment charges in our NauticStar and Crest segments. During fiscal 2019, we recognized goodwill and other intangible asset impairment charges in our NauticStar segment. See Note 6 in Notes to Consolidated Financial Statements.

(2)	During fiscal 2019 and 2018, the Company acquired Crest and NauticStar, respectively, as described in Note 3 in Notes to Consolidated Financial Statements.
(3)

Adjusted EBITDA, Adjusted Net Income and Adjusted EBITDA margin are non-GAAP financial measures. For definitions of our non-GAAP measures and a reconciliation of each to net income, see Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read together with the sections entitled “Risk Factors,” “Selected Financial Data,” and the financial statements and the accompanying notes included elsewhere in this Form 10-K. In addition, the statements in this discussion and analysis regarding industry outlook, our expectations regarding the performance of our business, anticipated financial results, liquidity and the other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Cautionary Note Regarding Forward-Looking Statements” and in “Risk Factors” above. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

This section generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 are not included in this Annual Report on Form 10-K and can be found in Item 7 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2019, which was filed with the SEC on September 13, 2019.

Key Performance Measures

From time to time we use certain key performance measures in evaluating our business and results of operations and we may refer to one or more of these key performance measures in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These key performance measures include:

•	Unit sales volume — We define unit sales volume as the number of our boats sold to our dealers during a period.
•	Net sales per unit — We define net sales per unit as net sales divided by unit sales volume.
•	Gross margin— We define gross margin as gross profit divided by net sales, expressed as a percentage.
•

Adjusted EBITDA — We define Adjusted EBITDA as earnings before interest expense, income taxes, depreciation, and amortization (“EBITDA”), as further adjusted to eliminate certain non-cash charges and unusual items that we do not consider to be indicative of our core/ongoing operations. For a reconciliation of Adjusted EBITDA to net income, see “Non-GAAP Measures” below.

•	Adjusted EBITDA margin— We define Adjusted EBITDA margin as Adjusted EBITDA divided by net sales, expressed as a percentage.
•

Adjusted Net Income — We define Adjusted Net Income as net income adjusted to eliminate certain non-cash charges and other items that we do not consider to be indicative of our core/ongoing operations and adjusted for the impact to income tax expense (benefit) related to non-GAAP adjustments. For a reconciliation of Adjusted Net Income, see “Non-GAAP Measures” below.

COVID-19 Pandemic

The outbreak of a novel coronavirus throughout the world, including the United States, during early calendar year 2020 caused widespread business and economic disruption through mandated and voluntary business closings and restrictions on the movement and activities of people (“COVID-19 Pandemic”). We are subject to risks and uncertainties as a result of the COVID-19 Pandemic. The extent of the impact of the COVID-19 Pandemic on our business is highly uncertain and difficult to predict, as the response to the COVID-19 Pandemic is still evolving in many countries, including the United States and other markets where we operate. Capital markets and economies worldwide have been negatively impacted by the COVID-19 Pandemic, and it has caused economic downturns or recessions in the United States and other markets where we operate. Policymakers around the world continue to respond with fiscal and monetary policy actions to support the economy. The magnitude and overall effectiveness of these actions remains uncertain.

Impact to Operations

To balance wholesale production with the then anticipated impacts to retail demand caused by the economic impacts of the COVID-19 Pandemic, we reduced production in February 2020 and, in late March 2020, temporarily suspended manufacturing operations at all of our facilities to protect the health of our employees and comply with governmental mandates. As a result of these actions, we temporarily laid off nearly all our hourly workforce. We paid lump sum severance payments to certain of our laid off employees and provided for the temporary continuation of their healthcare benefits, resulting in charges totaling approximately $1.4 million during the fiscal third and fourth quarters (the “COVID-19 Shutdown Costs”). We also initiated cash management strategies to conserve liquidity during the shutdown period. We resumed operations at reduced production levels at our manufacturing facilities by mid-May 2020 and we are continuing to ramp up production. Our facilities resumed operations with new temperature screening, social distancing, personal protective equipment, and cleaning protocols to protect our employees and mitigate risk of further business interruption. We continue to evaluate and monitor the health and safety of our employees and will adhere to federal and local government mandates and guidelines. The disruptions caused by the COVID-19 Pandemic, including the temporary manufacturing suspension and supplier and workforce constraints, resulted in a decline in wholesale unit sales volume of nearly 50% during the February 2020 to June 2020 period as compared to the same prior-year period.

An impairment of our goodwill and other intangible assets was triggered as of March 29, 2020, due to the economic outlook at that time, the significant declines in our share price, market volatility and the disruption in our operations.  As a result of the analysis, we recorded impairment charges totaling $56.4 million related to the NauticStar and Crest segments (the “Impairment Charges”). The Impairment Charges were principally a result of a decline, in the fiscal third quarter, in market conditions, including our share price, and the outlook for retail and wholesale sales and operating performance, as of March 29, 2020, relative to our acquisition plans and annual impairment test performed as of June 30, 2019. See Note 6 in Notes to Consolidated Financial Statements for more information regarding the Impairment Charges.

As governmental restrictions were lifted, demand in the U.S. retail marine market accelerated in May and through June 2020 resulting in strong retail demand for our boats which we are seeing continue through the key summer selling season. This increase in demand, coupled with our production shutdowns, pushed retail inventory levels for all our brands to record lows as of June 30, 2020. We ended fiscal 2020 with retail inventory levels for our brands between 40 percent to 50 percent lower than at the end of fiscal 2019.

Impact to Liquidity and Capital Resources

On March 19, 2020, we drew $35.0 million on our revolving credit agreement as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of uncertainty in the global markets resulting from the COVID-19 Pandemic. Additionally, on May 7, 2020, we entered into Amendment No. 3 (the “Amendment”) to the Fourth Amended & Restated Credit and Guarantee Agreement (the “Credit Facility”) to strengthen our financial flexibility. Among other things, the changes effected by the Amendment provide temporary relief under our financial covenants. See Note 8 in Notes to Consolidated Financial Statements for more information regarding these changes. The performance of the business and our cash management activities provided the flexibility to repay $25.0 million of the revolving credit facility as of June 30, 2020 and we ended fiscal 2020 with what we believe to be a strong liquidity position. As of June 30, 2020, we were in compliance with our financial covenants under the Amendment to the Credit Facility.

Outlook

We believe strong marine retail demand, coupled with record low retail inventory levels for all our brands have created a growth opportunity for fiscal 2021 and potentially into future years. We are continuing to ramp up production at our facilities and we expect this ramp up phase to continue through fiscal 2021 in order to meet strong wholesale demand as our dealers seek to satisfy current retail order flow and replenish their stock inventory. As we navigate the unprecedented confluence of demand and disruption precipitated by the COVID-19 Pandemic, our production during this ramp up period will depend, in large part, on our suppliers’ capacity and our ability to grow and maintain a high-performing workforce.

Although the consumer responses to the COVID-19 Pandemic have thus far resulted in strong demand for our products, significant uncertainty exists in the economy as a result of the unpredictable outlook for the COVID-19 Pandemic. The ultimate severity of the impact of the COVID-19 Pandemic on our business will depend on a number of factors, including, but not limited to, the duration, spread, severity, and impact of the pandemic, the remedial action and stimulus measures adopted by local and federal governments, the effects of the pandemic on our consumers, dealers, suppliers and workforce, and to the extent normal economic and operating conditions can resume and be sustained within the general economy, all of which are uncertain and cannot be predicted. Our future results of operations, cash flows, and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms, supply chain or workforce disruptions and uncertain demand, additional manufacturing suspensions, additional other intangible asset impairment charges, and the impact of any initiatives that we may undertake to address financial and operational challenges faced by us and our consumers, dealers, and suppliers. Please see Item 1A, “Risk Factors – Risks Related to Our Business – The COVID-19 Pandemic has had, and may continue to have, certain negative impacts on our business and those of our consumers, dealers and suppliers, and such impacts may have a material adverse effect on our operations and business” and “—General economic conditions, particularly in the U.S., affect our industry, demand for our products and our business, and results of operations.”

Overview of Results of Operations

Net sales were $363.1 million for fiscal 2020, a decrease of 22.2 percent from fiscal 2019, due to lower wholesale unit volumes as a result of the disruptions caused by the COVID-19 Pandemic, including our temporary manufacturing suspension, our pre- COVID-19 Pandemic effort to allow our dealers to right-size pipeline inventory levels, and pre- COVID-19 Pandemic softness in the overall saltwater fishing category. This decline was partially offset by the inclusion of Crest, which was acquired during the second quarter of 2019, higher average wholesale prices for all our reportable segments, fiscal 2020 Aviara sales included in our MasterCraft segment, and lower dealer incentives.

Gross profit for fiscal 2020 decreased 33.4 percent from fiscal 2019, primarily due to lower wholesale unit sales volume for each reportable segment, higher depreciation expense, and $1.4 million in COVID-19 Shutdown Costs. This decline was partially offset by price increases for each reportable segment, the inclusion of Crest’s first quarter 2020 results, and lower dealer incentives. Gross margin decreased by 3.5 percentage points to 20.8 percent for fiscal 2020 from 24.3 percent for fiscal 2019, primarily due to lower overhead absorption driven by lower wholesale unit sales volume for each reportable segment, and $1.4 million of COVID-19 Shutdown Costs.

Net loss was $24.0 million for fiscal 2020, compared to Net income of $21.4 million for fiscal 2019. Diluted net loss per share was $1.28, compared to Diluted net income per share of $1.14 for fiscal 2019. Net loss for fiscal 2020 included Goodwill and other intangible asset impairment charges of $56.4 million, or $(3.01) per diluted share. Net income for fiscal 2019 included Goodwill and other intangible asset impairment charges of $31.0 million, or $(1.65) per diluted share.

CEO Transition

On October 30, 2019, our Board of Directors appointed Frederick A. Brightbill, Chairman of the Board of Directors, interim Chief Executive Officer. On December 2, 2019, Mr. Brightbill was named permanent Chief Executive Officer. Mr. Brightbill replaced Terry McNew, who resigned on October 30, 2019.

Aviara Brand Launch

We began selling boats under the Aviara brand during the first quarter of fiscal 2020. Aviara boats are designed, engineered, and manufactured to meet the exacting specifications of consumers seeking the ultimate luxury recreational day boat experience. The brand’s first model, the AV32, began selling during the first quarter of fiscal 2020 and the AV36 began selling during the second quarter of fiscal 2020. In February 2020, we launched the third Aviara model, the AV40, which we expect to begin selling in the first half of fiscal 2021. Aviara is built in our MasterCraft facility and is part of the MasterCraft reportable segment.

Results of Operations

The consolidated statements of operations presented below should be read together with “Selected Consolidated Financial Data,” and our consolidated financial statements and related notes included elsewhere in this Form 10-K.

We derived the consolidated statements of operations for the fiscal years ended June 30, 2020 and 2019 from our audited consolidated financial statements and related notes included elsewhere in this Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future.

			2020 vs. 2019
	2020	2019	Change	% Change
(Dollars in thousands)
Consolidated statements of operations:
NET SALES	$363,073	$466,381	$(103,308)	(22.2%)
COST OF SALES	287,717	353,254	(65,537)	(18.6%)
GROSS PROFIT	75,356	113,127	(37,771)	(33.4%)
OPERATING EXPENSES:
Selling and marketing	15,981	17,670	(1,689)	(9.6%)
General and administrative	25,557	27,706	(2,149)	(7.8%)
Amortization of other intangible assets	3,948	3,492	456	13.1%
Goodwill and other intangible asset impairment	56,437	31,000	25,437	82.1%
Total operating expenses	101,923	79,868	22,055	27.6%
OPERATING INCOME (LOSS)	(26,567)	33,259	(59,826)	(179.9%)
OTHER EXPENSE:
Interest expense	5,045	6,513	(1,468)	(22.5%)
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	(31,612)	26,746	(58,358)	(218.2%)
INCOME TAX EXPENSE (BENEFIT)	(7,565)	5,392	(12,957)	(240.3%)
NET INCOME (LOSS)	$(24,047)	$21,354	$(45,401)	(212.6%)
Additional financial and other data:
Unit sales volume:
MasterCraft	2,478	3,435	(957)	(27.9%)
NauticStar	1,191	1,831	(640)	(35.0%)
Crest(a)	1,623	2,078	(455)	(21.9%)
Consolidated unit sales volume	5,292	7,344	(2,052)	(27.9%)
Net sales:
MasterCraft	$246,455	$311,830	$(65,375)	(21.0%)
NauticStar	54,930	77,995	(23,065)	(29.6%)
Crest(a)	61,688	76,556	(14,868)	(19.4%)
Consolidated net sales	$363,073	$466,381	$(103,308)	(22.2%)
Net sales per unit:
MasterCraft	$99	$91	$8	8.8%
NauticStar	46	43	3	7.0%
Crest(a)	38	37	1	2.7%
Consolidated net sales per unit	69	64	5	7.8%
Gross margin	20.8%	24.3%	-350 bpts

(a)   Crest was acquired on October 1, 2018.

Fiscal 2020 Compared to Fiscal 2019

Net Sales.  Net Sales for fiscal 2020 were $363.1 million, a decrease of $103.3 million, or 22.2 percent, compared to $466.4 million for fiscal 2019. The decrease was primarily due to:

•

A $65.4 million decrease for the MasterCraft segment, primarily due to lower wholesale unit volumes for the MasterCraft brand as a result of our temporary manufacturing suspension and our pre- COVID-19 Pandemic effort to reduce dealer inventory levels, partially offset by a richer mix of higher-priced and higher-contented models and lower dealer incentives. The lower dealer incentives were primarily related to discounts for our Canadian dealers as the Canadian retaliatory import tariffs on boats, first imposed in July 2018, were rescinded in May 2019 and lower rebates and discounts in the fiscal fourth quarter driven by strong retail demand. Within the MasterCraft segment, the decrease for the MasterCraft brand was also partially offset by Aviara sales in fiscal 2020;

•

a $23.1 million decrease for the NauticStar segment primarily as a result of our temporary manufacturing suspension, our pre- COVID-19 Pandemic effort to allow our dealers to right-size pipeline inventory levels, and softness in the overall saltwater category during the first half of fiscal 2020, partially offset by higher prices;

•

a net $14.9 million decrease as the Crest acquisition in the second quarter of fiscal 2019 added net sales of $18.9 million for the first quarter of fiscal 2020 which was offset by a total $33.7 million period-over-period decrease attributable to the remaining quarters in fiscal 2020 primarily as a result of our temporary manufacturing suspension and our pre- COVID-19 Pandemic effort to allow our dealers to right-size pipeline inventory levels, and higher pre-pandemic retail rebate discounts, partially offset by higher prices;

Gross Profit and Gross Margin.  Gross profit decreased $37.8 million, or 33.4 percent, to $75.4 million compared to $113.1 million for the prior year. The decrease was primarily due to lower wholesale unit sales volume for each reportable segment, higher depreciation expense, and $1.4 million in COVID-19 Shutdown Costs. The higher depreciation expense was largely a result of investment in tooling for Aviara and NauticStar to support recent product launches and lineup expansion. These decreases were partially offset by price increases for each reportable segment, $2.6 million of gross profit attributable to Crest’s first quarter of fiscal 2020 results, and lower dealer incentives.

Gross margin decreased primarily due to lower overhead absorption driven by lower wholesale unit sales volume for each reportable segment, higher warranty costs as a percentage of sales, and $1.4 million of COVID-19 Shutdown Costs.

Operating Expenses. Operating expenses increased $22.1 million, or 27.6 percent, to $101.9 million for fiscal 2020 compared to $79.9 million for fiscal 2019. The increase was primarily driven by additional goodwill and other intangible asset impairment charges related to our NauticStar and Crest segments recorded in fiscal 2020 as compared to fiscal 2019. See Note 6 in Notes to Consolidated Financial Statements for more information on the impairment charges. In addition, the inclusion of Crest’s results for the first quarter of fiscal 2020 added $2.2 million of operating expenses, as Crest was acquired in the second quarter of fiscal 2019. This increase was partially offset by a $3.9 million decrease at our MasterCraft segment mainly due to lower acquisition-related costs, reduced Selling and marketing and General and administrative expense resulting from cost management initiatives, lower share-based compensation expense as a result of our CEO transition and lowered performance estimates related to our incentive-based compensation plan.

Interest Expense.  Interest expense decreased $1.5 million, or 22.5 percent, primarily driven by lower effective interest rates during the year compared to fiscal 2019.

Income Tax Expense (Benefit).  Our consolidated effective income tax rate increased to 23.9 percent for fiscal 2020 from 20.2 percent for fiscal 2019, primarily due to favorable adjustments occurring in fiscal 2019, such as permanent benefits and changes in valuation allowances, which reduced the effective tax rate for fiscal 2019.

Non-GAAP Measures

EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin

We define EBITDA as earnings before interest expense, income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA further adjusted to eliminate certain non-cash charges or other items that we do not consider to be indicative of our core and/or ongoing operations. For the periods presented herein, these adjustments include Goodwill and other intangible asset impairment charges, Aviara (new brand) startup costs, COVID-19 Shutdown Costs, transaction expenses associated with acquisitions and certain non-cash items including share-based compensation, an out-of-period adjustment to correct an immaterial error related to our warranty reserve, and acquisition-related inventory step-up adjustments. We define Adjusted EBITDA margin as Adjusted EBITDA expressed as a percentage of Net sales.

Adjusted Net Income and Adjusted Net Income Per Share

We define Adjusted Net Income and Adjusted Net Income per share as net income adjusted to eliminate certain non-cash charges or other items that we do not consider to be indicative of our core and/or ongoing operations and adjusted for the impact to income tax expense (benefit) related to non-GAAP adjustments. For the periods presented herein, these adjustments include Goodwill and other intangible asset impairment charges, Aviara (new brand) startup costs, COVID-19 Shutdown Costs, transaction expenses associated with acquisitions, and certain non-cash items including other intangible asset amortization, share-based compensation, out-of-period adjustment to correct an immaterial error related to our warranty reserve, and acquisition-related inventory step-up adjustments.

EBITDA, Adjusted EBITDA, Adjusted EBITDA margin, Adjusted Net Income, and Adjusted Net Income per share, which we refer to collectively as the Non-GAAP Measures, are not measures of net income or operating income as determined under accounting principles generally accepted in the United States, or U.S. GAAP. The Non-GAAP Measures are not measures of performance in accordance with U.S. GAAP and should not be considered as an alternative to net income, net income per share, or operating cash flows determined in accordance with U.S. GAAP. Additionally, Adjusted EBITDA is not intended to be a measure of cash flow. We believe that the inclusion of the Non-GAAP Measures is appropriate to provide additional information to investors because securities analysts and investors use the Non-GAAP Measures to assess our operating performance across periods on a consistent basis and to evaluate the relative risk of an investment in our securities. We use Adjusted Net Income and Adjusted Net Income per share to facilitate a comparison of our operating performance on a consistent basis from period to period that, when viewed in combination with our results prepared in accordance with U.S. GAAP, provides a more complete understanding of factors and trends affecting our business than does U.S. GAAP measures alone.  We believe Adjusted Net Income and Adjusted Net Income per share assists our board of directors, management, investors, and other users of the financial statements in comparing our net income on a consistent basis from period to period because it removes certain non-cash items and other items that we do not consider to be indicative of our core and/or ongoing operations and adjusts for the impact to income tax expense (benefit) related to non-GAAP adjustments. The Non-GAAP Measures have limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

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

The following table presents a reconciliation of net income (loss) as determined in accordance with U.S. GAAP to EBITDA, Adjusted EBITDA and Adjusted EBITDA margin for the periods indicated:

(Dollars in thousands)	2020	2019	2018
Net income (loss)	$(24,047)	$21,354	$39,653
Income tax expense (benefit)	(7,565)	5,392	12,856
Interest expense	5,045	6,513	3,474
Depreciation and amortization	10,527	7,787	5,086
EBITDA	(16,040)	41,046	61,069
Goodwill and other intangible asset impairment(a)	56,437	31,000	—
Aviara start-up costs(b)	1,446	2,840	561
COVID-19 Shutdown Costs(c)	1,394	—	—
Share-based compensation	1,061	1,678	1,186
Warranty adjustment(d)	—	—	(1,033)
Transaction expense(e)	—	2,377	1,744
Inventory step-up adjustment - acquisition related(f)	—	382	501
Adjusted EBITDA	$44,298	$79,323	$64,028
Adjusted EBITDA margin	12.2%	17.0%	19.2%

(a)

Represents non-cash charges recorded in the NauticStar and Crest segments for impairment of goodwill and trade name intangible assets. See Note 6 in Notes to Consolidated Financial Statements for more information on the impairment charges.

(b)

Represents start-up costs associated with Aviara, a completely new boat brand in an industry category previously not served by the Company. We began selling the brand’s first two models, the AV32 and the AV36, during the first and second quarters of fiscal 2020, respectively. We expect to begin selling one additional model, the AV40, in the first half of fiscal 2021. Start-up costs presented for fiscal 2020 are related to the AV36 and AV40 models. Start-up costs presented for fiscal 2019 are related to the launch of the Aviara brand and the three initial Aviara models which had not yet begun selling.

(c)	Represents lump sum severance payments and costs related to temporary continuation of healthcare benefits for certain laid off employees, in connection with the COVID-19 Pandemic.
(d)	Represents an out-of-period adjustment to correct an immaterial error related to our warranty accrual calculation identified during the fiscal year ended June 30, 2018.
(e)	Represents acquisition related costs and other integration costs associated with our acquisitions of Crest and NauticStar in fiscal 2019 and 2018, respectively.
(f)	Represents post-acquisition adjustment to cost of goods sold for the fair value step up of inventory acquired all of which was sold during respective fiscal years.

The following table sets forth a reconciliation of net income as determined in accordance with U.S. GAAP to Adjusted Net Income for the periods indicated:

(Dollars in thousands)	2020	2019	2018
Net income (loss)	$(24,047)	$21,354	$39,653
Income tax expense (benefit)	(7,565)	5,392	12,856
Goodwill and other intangible asset impairment(a)	56,437	31,000	—
Amortization of acquisition intangibles	3,842	3,385	1,490
Aviara start-up costs(b)	1,446	2,840	561
COVID-19 Shutdown Costs(c)	1,394	—	—
Share-based compensation	1,061	1,678	1,186
Warranty adjustment(d)	—	—	(1,033)
Transaction expense(e)	—	2,377	1,744
Inventory step-up adjustment - acquisition related(f)	—	382	501
Adjusted Net Income before income taxes	32,568	68,408	56,958
Adjusted income tax expense(g)	7,491	15,392	16,518
Adjusted Net Income	$25,077	$53,016	$40,440

Adjusted Net Income per share:
Basic	$1.34	$2.84	$2.17
Diluted	$1.34	$2.82	$2.16
Weighted average shares used for the computation of:
Basic Adjusted Net Income per share	18,734,482	18,653,892	18,619,793
Diluted Adjusted Net Income per share(h)	18,734,482	18,768,207	18,714,531

(a)

Represents non-cash charges recorded in the NauticStar and Crest segments for impairment of goodwill and trade name intangible assets. See Note 6 in Notes to Consolidated Financial Statements for more information on the impairment charges.

(b)

Represents start-up costs associated with Aviara, a completely new boat brand in an industry category previously not served by the Company. We began selling the brand’s first two models, the AV32 and the AV36, during the first and second quarters of fiscal 2020, respectively. We expect to begin selling one additional model, the AV40, in the first half of fiscal 2021. Start-up costs presented for fiscal 2020 are related to the AV36 and AV40 models. Start-up costs presented for fiscal 2019 are related to the launch of the Aviara brand and the three initial Aviara models which had not yet begun selling.

(c)	Represents lump sum severance payments and costs related to temporary continuation of healthcare benefits for certain laid off employees, in connection with the COVID-19 Pandemic.
(d)	Represents an out-of-period adjustment to correct an immaterial error related to our warranty accrual calculation identified during the fiscal year ended June 30, 2018.
(e)	Represents acquisition related costs and other integration costs associated with our acquisitions of Crest and NauticStar in fiscal 2019 and 2018, respectively.
(f)	Represents post-acquisition adjustment to cost of goods sold for the fair value step up of inventory acquired all of which was sold during respective fiscal years.
(g)	Reflects income tax expense at a tax rate of 23.0% for fiscal 2020, 22.5% for fiscal 2019 and 29% for 2018.
(h)

Represents the Weighted Average Shares Used for the Computation of Basic and Diluted earnings (loss) per share as presented on the Consolidated Statements of Operations to calculate Adjusted Net Income per diluted share for all periods presented herein.

The following table presents the reconciliation of net income (loss) per diluted share to Adjusted net income per diluted share for the periods presented:

	2020	2019	2018
Net income (loss) per diluted share	$(1.28)	$1.14	$2.12
Impact of adjustments:
Income tax expense (benefit)	(0.40)	0.29	0.69
Goodwill and other intangible asset impairment(a)	3.01	1.65	—
Amortization of acquisition intangibles	0.20	0.18	0.08
Aviara start-up costs(b)	0.08	0.15	0.03
COVID-19 Shutdown Costs(c)	0.07	—	—
Share-based compensation	0.06	0.09	0.06
Warranty adjustment(d)	—	—	(0.06)
Transaction expense(e)	—	0.12	0.09
Inventory step-up adjustment - acquisition related(f)	—	0.02	0.03
Adjusted Net Income per diluted share before income taxes	1.74	3.64	3.04
Impact of adjusted income tax expense on net income per diluted share before income taxes(g)	(0.40)	(0.82)	(0.88)
Adjusted Net Income per diluted share	$1.34	$2.82	$2.16

(a)

Represents non-cash charges recorded in the NauticStar and Crest segments for impairment of goodwill and trade name intangible assets. See Note 6 in Notes to Consolidated Financial Statements for more information on the impairment charges.

(b)

Represents start-up costs associated with Aviara, a completely new boat brand in an industry category previously not served by the Company. We began selling the brand’s first two models, the AV32 and the AV36, during the first and second quarters of fiscal 2020, respectively. We expect to begin selling one additional model, the AV40, in the first half of fiscal 2021. Start-up costs presented for fiscal 2020 are related to the AV36 and AV40 models. Start-up costs presented for fiscal 2019 are related to the launch of the Aviara brand and the three initial Aviara models which had not yet begun selling.

(c)	Represents lump sum severance payments and costs related to temporary continuation of healthcare benefits for certain laid off employees, in connection with the COVID-19 Pandemic.
(d)	Represents an out-of-period adjustment to correct an immaterial error related to our warranty accrual calculation identified during the fiscal year ended June 30, 2018.

(e)   Represents acquisition related costs and other integration costs associated with our acquisitions of Crest and NauticStar in fiscal 2019 and 2018, respectively.

(f)	Represents post-acquisition adjustment to cost of goods sold for the fair value step up of inventory acquired all of which was sold during respective fiscal years.
(g)	Reflects income tax expense at a tax rate of 23.0% for fiscal 2020, 22.5% for fiscal 2019 and 29% for 2018.
(h)	Reflects the impact of rounding in the other adjustments presented.

Change in Non-GAAP Financial Measure

Prior to fiscal year 2020, the Company’s calculation of a diluted per share amount of Adjusted Net Income included an adjustment to fully dilute this non-GAAP measure for all outstanding share-based compensation grants. This additional dilution was incorporated by adjusting the GAAP measure, Weighted Average Shares Used for the Computation of Basic earnings (loss) per share, as presented on the Consolidated Statements of Operations, to include a dilutive effect for all outstanding RSAs, PSUs, and stock options. Beginning with the fiscal year 2020 presentation in this Annual Report on Form 10-K for all periods presented, the Company will no longer include this additional dilution impact in its calculation of Adjusted Net Income per diluted share. The Company has instead utilized the Weighted Average Shares Used for the Computation of Basic and Diluted earnings (loss) per share as presented on the Consolidated Statements of Operations to calculate Adjusted Net Income per diluted share for all periods presented herein.

The Company believes that, because its outstanding share-based compensation grants no longer result in a material amount of dilution of its earnings as was the case nearer to the date of our IPO, the adjustment methodology previously used no longer provides meaningful information to management or other users of its financial statements. This change resulted in an increase of $0.02 in the year ended June 30, 2020 in the amount of Adjusted Net Income per diluted share from what would have been reported using the previous methodology. The change also resulted in an increase of $0.01 in each of the years ended June 30, 2019 and 2018 in the amount of Adjusted Net Income per diluted share from what was previously reported. In addition, the fiscal 2019 amount for Transaction expense, in the reconciliation of net income (loss) per diluted share to Adjusted net income per diluted share, decreased by $0.01 from what was previously reported as a result of a change in the presentation of the impact of rounding.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance working capital, fund capital expenditures, and service our debt. Our principal sources of liquidity are our cash balance, cash generated from operating activities, our revolving credit agreement and the refinancing and/or new issuance of long-term debt. On March 19, 2020, we drew $35.0 million on our revolving credit agreement as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of uncertainty in the global markets resulting from the COVID-19 Pandemic. The performance of the business and our cash management activities provided the flexibility to repay $25.0 million of the revolving credit facility on June 30, 2020. As of June 30, 2020, we had a cash balance of $16.3 million in addition to $25.0 million of available borrowing capacity under the revolving credit facility.

Additionally, on May 7, 2020, we entered into Amendment No. 3 to the Fourth Amended & Restated Credit and Guarantee Agreement (the “Amendment”) to strengthen our financial flexibility. Among other things, the changes effected by the Amendment provide temporary relief under our financial covenants. See Note 8 in Notes to Consolidated Financial Statements for more information regarding these changes.

On August 13, 2020, the Company entered into an agreement to purchase certain real and personal property located in Merritt Island, Florida, for $14.0 million (the “Purchase Agreement”). The Purchase Agreement is subject to customary closing conditions and closing is expected to occur in October 2020. The Company expects to use liquidity sources existing as of June 30, 2020 to fund this purchase. See Note 7 in Notes to Consolidated Financial Statements for more information regarding the Purchase Agreement.

We believe our cash balance, cash from operations, and our ability to borrow, will be sufficient to provide for our liquidity and capital resource needs. However, we are continuing to monitor the COVID-19 Pandemic and its impact on our business, dealers, consumers and industry as a whole. Please see Item 1A, “Risk Factors – Risks Related to Our Business – The COVID-19 Pandemic has had, and may continue to have, certain negative impacts on our business and those of our consumers, dealers and suppliers, and such impacts may have a material adverse effect on our operations and business.” The following table summarizes the cash flows from operating, investing, and financing activities:

(Dollars in thousands)	2020	2019	2018
Total cash provided by (used in):
Operating activities	$30,198	$55,886	$49,397
Investing activities	(14,218)	(95,786)	(85,720)
Financing activities	(5,487)	37,817	40,194
Net change in cash	$10,493	$(2,083)	$3,871

Cash Flow

Our net cash provided by operating activities decreased by $25.7 million, or 46.0%, to $30.2 million for fiscal 2020 from $55.9 million in fiscal 2019. This decrease was primarily due to a decrease in operating income, net of non-cash expense items, and unfavorable working capital usage. Working capital is defined as Accounts receivable, Income tax receivable, Inventories, and Prepaid expenses and other current assets net of Accounts payable, Income tax payable, and Accrued expenses and other current liabilities as presented in the consolidated balance sheets, excluding the impact of acquisitions and non-cash adjustments. Cash flows from working capital changes decreased primarily due to:

•

a $12.1 million decrease related to Accrued expenses and other current liabilities as a result of changes in the timing of dealer incentive payments, higher retail sales in June 2020 as compared to June 2019 which lowered certain accrued dealer incentives, and lower accrued payroll as a result of lower incentive compensation accruals;

•	a $3.0 million decrease related to Income tax receivable is primarily due to the decreased taxable income between the comparable periods;
•	a $3.9 million decrease attributable to Accounts payable as a result of lower production levels in June 2020 as compared to June 2019 and the timing of vendor payments;
•	partially offset by a $8.1 million increase related to Accounts receivable primarily due to lower sales volumes in June 2020 as compared to June 2019 and an improved collection cycle for Crest; and
•

a $5.2 million increase attributable to Inventories as high wholesale demand resulted in low finished goods levels, while lower production rates in June 2020 as compared to June 2019 resulted in lower raw materials and work-in-process inventories.

Net cash used in investing activities decreased primarily due to the $81.7 million Crest acquisition being included in our 2019 cash flows. Capital outlays of $14.2 million during the year ended June 30, 2020 included the purchase of the Crest manufacturing facility, expansion activities, molds, and equipment. See Note 11 in Notes to Consolidated Financial Statements for additional information regarding the Crest facility purchase.

Net financing cash flow decreased primarily as the result of lower proceeds from the issuance of long-term debt. The Crest acquisition, completed during the second quarter of 2019, was funded using $80.0 million of proceeds from the issuance of long-term debt. On March 20, 2020, we borrowed all available funds under our Revolving Credit Facility, $35.0 million, as a precautionary measure in response to the COVID-19 Pandemic and we had repaid $25.0 million as of June 30, 2020. During the year ended June 30, 2020, we also made $15.4 million of principal payments on our term loans, including $6.0 million of voluntary prepayments. See Note 8 in Notes to Consolidated Financial Statements for more information regarding our debt and liquidity.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet financing arrangements as of June 30, 2020.

Contractual Obligations

As of June 30, 2020, the Company’s contractual cash obligations were as follows:

	Payments Due by Period
		Less than			More than
(Dollars in thousands)	Total	1 year	1-3 years	3-5 years	5 years
Long-Term Debt Obligations(1)	$109,993	$9,420	$24,335	$76,238	$—
Interest on Long-Term Debt Obligations(2)	11,843	4,105	6,995	743	—
Operating Lease Obligations	530	245	284	1	—
Purchase Obligations(3)	82,848	16,325	31,365	35,158	—
Other	315	183	132	—	—
Total Contractual Obligations(4)	$205,529	$30,278	$63,111	$112,140	$—

(1)	See Note 8 in Notes to Consolidated Financial Statements for additional information regarding the Company's debt. “Long-Term Debt Obligations” refers to future cash principal payments.
(2)	Interest payments on variable rate debt instruments were calculated using June 30, 2020 interest rates and holding them constant for the life of the instruments.
(3)	Purchase obligations represent agreements with suppliers and vendors entered into as part of the normal course of business, including engine purchase commitments.
(4)

Unrecognized tax benefits of $3.7 million are not reflected in this table because the Company cannot predict when open income tax years will close with completed examinations. See Note 9 in Notes to Consolidated Financial Statements.

Repurchase Obligations — The Company has reserves to cover potential losses associated with repurchase obligations based on historical experience and current facts and circumstances. We incurred no material impact from repurchase events during fiscal 2020, 2019, or 2018. An adverse change in retail sales, however, could require us to repurchase boats repossessed by floor plan financing companies upon an event of default by any of our dealers, subject in some cases to an annual limitation. See Note 11 in Notes to Consolidated Financial Statements included elsewhere in this Form 10-K for more information related to our obligations under floor plan financing agreements.

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

We will continue to be an emerging growth company until June 30, 2021, which is the last day of our fiscal year following the fifth anniversary of the date of completion of our initial public offering.

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

We believe that the policies listed below involve the greatest degree of judgment and complexity. Accordingly, we believe these are the most critical to understand in order to evaluate fully our financial condition and results of operations. For additional information regarding these policies, see Note 1 — Significant Accounting Policies in Notes to Consolidated Financial Statements.

Goodwill and Other Intangible Assets — The Company does not amortize goodwill and other purchased intangible assets with indefinite lives. All of the Company’s goodwill and other intangible assets relate to our MasterCraft, NauticStar, or Crest reporting units (see Note 13 in Notes to Consolidated Financial Statements). The Company’s intangible assets with finite lives consist primarily of dealer networks and are carried at their estimated fair values at the time of acquisition, less accumulated amortization. Amortization is recognized on a straight-line basis over the estimated useful lives of the respective assets (see Note 6 in Notes to Consolidated Financial Statements). Intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate long-lived assets described below.

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

As of June 30, 2020, only the Mastercraft reporting unit has a goodwill balance. The fair value of this reporting unit substantially exceeds its carrying value. However, it is possible that the Company’s assumptions regarding the key uncertainties in this fair value calculation could change in the near term. If actual results differ from the Company’s assumptions, it is possible that the MasterCraft reporting unit could incur goodwill impairment charges in future periods.

Other Intangible Assets

The Company's primary intangible assets other than goodwill are dealer networks and trade names acquired in business combinations. These intangible assets are initially valued using a methodology commensurate with the intended use of the asset. The dealer networks were valued using an income approach, which requires an estimate or forecast of the expected future cash flows from the dealer network through the application of the multi-period excess earnings approach. The fair value of trade names is measured using a relief-from-royalty approach, a variation of the income approach, which requires an estimate or forecast of the expected future cash flows. This method assumes the value of the trade name is the discounted cash flows of the amount that would be paid to third parties had the Company not owned the trade name and instead licensed the trade name from another company. The basis for future sales projections for these methods are based on internal revenue forecasts by reporting unit, which the Company believes represent reasonable market participant assumptions. The future cash flows are discounted using an applicable Discount Rate as well as any potential risk premium to reflect the inherent risk of holding a standalone intangible asset.

The key uncertainties in these fair value calculations, as applicable, are: assumptions used in developing internal revenue growth and dealer expense forecasts, assumed dealer attrition rates, the selection of an appropriate royalty rate, as well as the perceived risk associated with those forecasts in determining the Discount Rate.

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

During the third quarter of fiscal 2020, impairment charges were incurred for the NauticStar and Crest trade name-related intangible assets. As of our fiscal year end, which is our annual impairment testing date under ASC 360, there have been favorable changes in circumstances as compared to those existing as of the end of the third quarter, such as strong marine retail demand coupled with record low retail inventory levels that have created a growth opportunity in the near term, which we believe indicates that it is not more likely than not that the current carrying values of these assets are higher than the fair values. Changes in assumptions and estimates such as declines in projected results, however, may affect the fair value of our intangible assets and could result in additional impairment charges in future periods.

Income Taxes—We are subject to income taxes in the United States of America and the United Kingdom. Our effective tax rates differ from the statutory rates, primarily due to changes in the valuation allowance and non-deductible expenses, as further described in Note 9 in Notes to Consolidated Financial Statements.

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

Revenue Recognition — The Company’s revenue is derived primarily from the sale of boats and trailers, marine parts, and accessories to its independent dealers. The Company recognizes revenue when obligations under the terms of a contract are satisfied and control over promised goods is transferred to a customer. For the majority of sales, this occurs when the product is released to the carrier responsible for transporting it to a customer. The Company typically receives payment within 5 business days of shipment. Revenue is measured as the amount of consideration it expects to receive in exchange for a product. The Company offers dealer incentives that include wholesale rebates, retail rebates and promotions, floor plan reimbursement or cash discounts, and other allowances that are recorded as reductions of revenues in Net sales in the consolidated statements of operations. The consideration recognized represents the amount specified in a contract with a customer, net of estimated incentives the Company reasonably expects to pay. The estimated liability and reduction in revenue for dealer incentives is recorded at the time of sale. Subsequent adjustments to incentive estimates are possible because actual results may differ from these estimates if conditions dictate the need to enhance or reduce sales promotion and incentive programs or if dealer achievement or other items vary from historical trends. Accrued dealer incentives are included in Accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

Rebates and Discounts

Dealers earn wholesale rebates based on purchase volume commitments and achievement of certain performance metrics. The Company estimates the amount of wholesale rebates based on historical achievement, forecasted volume, and assumptions regarding dealer behavior. Rebates that apply to boats already in dealer inventory are referred to as retail rebates. The Company estimates the amount of retail rebates based on historical data for specific boat models adjusted for forecasted sales volume, product mix, dealer and consumer behavior, and assumptions concerning market conditions. The Company also utilizes various programs whereby it offers cash discounts or agrees to reimburse its dealers for certain floor plan interest costs incurred by dealers for limited periods of time, generally ranging up to nine months.

Other Revenue Recognition Matters

Dealers generally have no right to return unsold boats. Occasionally, the Company may accept returns in limited circumstances and at the Company’s discretion under its warranty policy. The Company may be obligated, in the event of default by a dealer, to accept returns of unsold boats under its repurchase commitment to floor financing providers, who are able to obtain such boats through foreclosure. The repurchase commitment is on an individual unit basis with a term from the date it is financed by the lending institution through the payment date by the dealer, generally not exceeding 30 months. The Company accounts for these arrangements as guarantees and recognizes a liability based on the estimated fair value of the repurchase obligation. The estimated fair value takes into account our estimate of the loss we will incur upon resale of any repurchases. The Company accrues the estimated fair value of this obligation based on the age of inventory currently under floor plan financing and estimated credit quality of dealers holding the inventory. Inputs used to estimate this fair value include significant unobservable inputs that reflect the Company’s assumptions about the inputs that market participants would use and, therefore, this liability is classified within Level 3 of the fair value hierarchy.

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

Repurchase Agreements — In connection with our dealers’ wholesale floor plan financing of boats, we have entered into repurchase agreements with various lending institutions. The repurchase commitment is on an individual unit basis with a term from the date it is financed by the lending institution through payment date by the dealer, generally not exceeding 30 months. Such agreements are customary in the industry and our exposure to loss under such agreements is limited by the resale value of the inventory which is required to be repurchased. We incurred no material impact from repurchase events during fiscal 2020, 2019, or 2018.

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

As of June 30, 2020, we had $108.6 million of long-term debt outstanding, bearing interest at the effective interest rate of 3.75%. See Note 8 in Notes to Consolidated Financial Statements for more information regarding our long-term debt.

A hypothetical 1% increase or decrease in interest rates would have resulted in a $1.8 million change to our interest expense for fiscal 2020.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary financial information required to be filed under this Item 8 are presented in Part IV, Item 15 of this Form 10-K.

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

As of the end of the period covered by this Form 10-K Annual Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2020.

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013) . Based on such assessment our management has concluded that, as of June 30, 2020, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report from our registered public accounting firm regarding internal control over financial reporting. Management's assessment of the effectiveness of internal controls over financial reporting was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit emerging growth companies, which we are, to provide only management's assessment in this annual report.

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

2.	Exhibits

The following documents are filed as a part of this annual report on Form 10-K or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Membership Interest Purchase Agreement, dated October 2, 2017 among MCBC Holdings, Inc., Nautic Star, LLC and each of the other parties thereto	8-K	001‑37502	2.1	10/2/17

2.2	Membership Interest Purchase Agreement, dated September 10, 2018 among MCBC Holdings, Inc., all of the Members of Crest Marine, LLC and Patrick Fenton, as Representative for the Members of Crest Marine, LLC	8-K	001-37502	2.1	10/1/18

3.1	Amended and Restated Certificate of Incorporation of MCBC Holdings, Inc.	10-K	001-37502	3.1	9/18/15

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of MasterCraft Boat Holdings, Inc.	10-Q	001-37502	3.2	11/9/18

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of MasterCraft Boat Holdings, Inc.	8-K	001-37502	3.1	10/25/19

3.4	Fourth Amended and Restated By-laws of MasterCraft Boat Holdings, Inc.	8-K	001-37502	3.2	10/25/19

4.1	Common stock certificate of MasterCraft Boat Holdings, Inc.	S-1/A	333-203815	4.1	7/15/15

4.2	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934					*

10.1†	MCBC Holdings, Inc. 2010 Equity Incentive Plan	S-1/A	333-203815	10.2	6/25/15

10.2†	MCBC Holdings, Inc. 2015 Incentive Award Plan	S-1/A	333-203815	10.4	7/15/15

10.3†	Form of Restricted Stock Award Agreement and Grant Notice under 2015 Incentive Award Plan (employee)	S-1/A	333-203815	10.10	7/1/15

10.4†	Form of Stock Option Agreement and Grant Notice under 2015 Incentive Award Plan (employee)	S-1/A	333-203815	10.12	7/7/15

10.5†	Form of Restricted Stock Award Grant Notice under 2015 Incentive Award Plan (director)	S-1/A	333-203815	10.13	7/7/15

10.6†	Senior Executive Incentive Bonus Plan	10-K	001-37502	10.8	9/18/15

10.7†	Non-Employee Director Compensation Policy	10-K	001-37502	10.7	9/13/19

10.8†	Employment Agreement between MasterCraft Boat Company, LLC and Terry McNew, effective as of July 1, 2018	8-K	001-37502	10.1	7/2/18

10.9†	Employment Agreement between MasterCraft Boat Company, LLC and Timothy M. Oxley, effective as of July 1, 2018	8-K	001-37502	10.2	7/2/18

10.10†	Employment Agreement Between Crest Marine, LLC and Patrick May	10-K	001-37502	10.10	9/13/19

10.11†	Form of Indemnification Agreement for directors and officers	S-1/A	333-203815	10.9	7/7/15

10.12†	Form of Performance Stock Unit Award Agreement under 2015 Incentive Award Plan	8-K	001-37502	10.1	8/26/16

10.13	Fourth Amended and Restated Credit and Guaranty Agreement, dated October 1, 2018, by and among MasterCraft Boat Holdings, Inc. as a guarantor, MasterCraft Boat Company, LLC, MasterCraft Services, LLC, MasterCraft International Sales Administration, Inc., Nautic Star, LLC, NS Transport, LLC, and Crest Marine LLC as borrowers, Fifth Third Bank as the agent and letter of credit issuer, and the lenders party thereto	8-K	001-37502	10.1	10/1/18

10.14	Amendment No. 3 to the Fourth Amended and Restated Credit and Guaranty Agreement	10-Q	001-37502	10.1	5/8/20

10.15†	Letter Agreement, dated October 30, 2019	8-K	001-37502	10.1	10/30/19

10.16†	Offer Letter, dated December 2, 2019	8-K	001-37502	10.1	12/3/19

10.17†	Offer Letter, dated July 16, 2020	8-K	001-37502	10.1	8/3/20

10.18†	Form of PSU Award Agreement	8-K	001-37502	10.1	7/22/20

21.1	List of subsidiaries of MasterCraft Boat Holdings, Inc .					*

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm					*
23.2	Consent of BDO USA, LLP, independent registered public accounting firm					*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer					*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

†	Indicates management contract or compensatory plan.
*	Filed herewith.
**	Furnished herewith.

ITEM 16. FORM 10-K SUMMARY.

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 11, 2020	MASTERCRAFT BOAT HOLDINGS, INC.

	By:	/s/ FREDERICK A. BRIGHTBILL
Chief Executive Officer (Principal Executive Officer) and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FREDERICK A. BRIGHTBILL	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board
Frederick A. Brightbill		September 11, 2020

/s/ TIMOTHY M. OXLEY	Chief Financial Officer (Principal Financial and Accounting Officer), Treasurer and Secretary
Timothy M. Oxley		September 11, 2020

/s/ W. PATRICK BATTLE	Director
W. Patrick Battle		September 11, 2020

/s/ JACLYN BAUMGARTEN	Director
Jaclyn Baumgarten		September 11, 2020

/s/ DONALD C. CAMPION	Director
Donald C. Campion		September 11, 2020

/s/ TJ CHUNG	Director
TJ Chung		September 11, 2020

/s/ ROCH LAMBERT	Director
Roch Lambert		September 11, 2020

/s/ PETER G. LEEMPUTTE	Director
Peter G. Leemputte		September 11, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of MasterCraft Boat Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of MasterCraft Boat Holdings, Inc. and subsidiaries (the "Company") as of June 30, 2020, the related consolidated statements of operations, stockholders' equity, and cash flows, for the year ended June 30, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020, and the results of its operations and its cash flows for the year ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Nashville, Tennessee
September 11, 2020

We have served as the Company's auditor since 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

MasterCraft Boat Holdings, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of MasterCraft Boat Holdings, Inc. and subsidiaries (the “Company”) as of June 30, 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2019, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ BDO USA, LLP

Atlanta, Georgia

September 13, 2019

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of June 30
(Dollar amounts in thousands, except per share data)	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,319	$5,826
Accounts receivable, net of allowances of $247 and $281, respectively	6,145	12,463
Income tax receivable	4,924	951
Inventories, net (Note 4)	25,636	30,660
Prepaid expenses and other current assets	3,719	4,464
Total current assets	56,743	54,364
Property, plant and equipment, net (Note 5)	40,481	33,636
Goodwill (Note 6)	29,593	74,030
Other intangible assets, net (Note 6)	63,849	79,799
Deferred income taxes (Note 9)	16,080	6,240
Deferred debt issuance costs, net	425	451
Other long-term assets	752	253
Total assets	$207,923	$248,773
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,510	$17,974
Income tax payable	—	426
Accrued expenses and other current liabilities (Note 7)	35,985	41,421
Current portion of long-term debt, net of unamortized debt issuance costs (Note 8)	8,932	8,725
Total current liabilities	55,427	68,546
Long term debt, net of unamortized debt issuance costs (Note 8)	99,666	105,016
Unrecognized tax positions (Note 9)	3,683	2,895
Other long-term liabilities	277	—
Total liabilities	159,053	176,457
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value per share — authorized, 100,000,000 shares; issued and outstanding, 18,871,637 shares at June 30, 2020 and 18,764,037 shares at June 30, 2019	189	188
Additional paid-in capital	116,182	115,582
Accumulated deficit	(67,501)	(43,454)
Total stockholders' equity	48,870	72,316
Total liabilities and stockholders' equity	$207,923	$248,773

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended June 30
	2020	2019	2018
(Dollar amounts in thousands, except per share data)
NET SALES	$363,073	$466,381	$332,725
COST OF SALES	287,717	353,254	242,361
GROSS PROFIT	75,356	113,127	90,364
OPERATING EXPENSES:
Selling and marketing	15,981	17,670	13,011
General and administrative	25,557	27,706	19,773
Amortization of other intangible assets	3,948	3,492	1,597
Goodwill and other intangible asset impairment	56,437	31,000	—
Total operating expenses	101,923	79,868	34,381
OPERATING INCOME (LOSS)	(26,567)	33,259	55,983
OTHER EXPENSE:
Interest expense	5,045	6,513	3,474
INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	(31,612)	26,746	52,509
INCOME TAX EXPENSE (BENEFIT)	(7,565)	5,392	12,856
NET INCOME (LOSS)	$(24,047)	$21,354	$39,653

EARNINGS (LOSS) PER SHARE:
Basic	$(1.28)	$1.14	$2.13
Diluted	$(1.28)	$1.14	$2.12
WEIGHTED AVERAGE SHARES USED FOR COMPUTATION OF:
Basic earnings (loss) per share	18,734,482	18,653,892	18,619,793
Diluted earnings (loss) per share	18,734,482	18,768,207	18,714,531

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-in	Accumulated
(Dollar amounts in thousands, except share data)	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2017	18,637,445	$186	$112,945	$(101,370)	$11,761
Share-based compensation activity	44,893	1	1,107	—	1,108
Net income	—	—	—	39,653	39,653
Balance at June 30, 2018	18,682,338	187	114,052	(61,717)	52,522
Adoption of accounting standards	—	—	—	(3,091)	(3,091)
Share-based compensation activity	81,699	1	1,530	—	1,531
Net income	—	—	—	21,354	21,354
Balance at June 30, 2019	18,764,037	188	115,582	(43,454)	72,316
Share-based compensation activity (Note 10)	107,600	1	600	—	601
Net income (loss)	—	—	—	(24,047)	(24,047)
Balance at June 30, 2020	18,871,637	$189	$116,182	$(67,501)	$48,870

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30
(Dollar amounts in thousands)	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(24,047)	$21,354	$39,653
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,527	7,787	5,086
Share-based compensation	1,061	1,678	1,186
Deferred income taxes	(9,840)	(6,734)	557
Unrecognized tax benefits	788	913	(1,199)
Amortization of debt issuance costs	572	553	496
Goodwill and other intangible asset impairment	56,437	31,000	—
Changes in certain operating assets and liabilities
Accounts receivable	6,291	(1,835)	(211)
Inventories	4,752	(449)	(2,754)
Prepaid expenses and other current assets	695	(1,464)	(763)
Income tax receivable	(3,973)	(951)	—
Accounts payable	(6,874)	(2,995)	2,847
Accrued expenses and other current liabilities	(5,527)	6,609	4,720
Other, net	(664)	420	(221)
Net cash provided by operating activities	30,198	55,886	49,397

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	—	(81,729)	(80,511)
Purchases of property, plant and equipment	(14,241)	(14,064)	(5,305)
Proceeds from disposal of property, plant and equipment	23	7	96
Net cash used in investing activities	(14,218)	(95,786)	(85,720)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	80,000	80,832
Principal payments on long-term debt	(15,357)	(41,306)	(39,320)
Borrowings on revolving credit facility	35,000	—	—
Principal payments on revolving credit facility	(25,000)	—	—
Proceeds from insurance premium financing	1,130	—	—
Principal payments on insurance premium financing	(468)	—	—
Other, net	(792)	(877)	(1,318)
Net cash provided (used) by financing activities	(5,487)	37,817	40,194
NET CHANGE IN CASH AND CASH EQUIVALENTS	10,493	(2,083)	3,871

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	5,826	7,909	4,038
CASH AND CASH EQUIVALENTS — END OF PERIOD	$16,319	$5,826	$7,909
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$4,841	$5,526	$2,976
Cash payments for income taxes	6,146	12,437	13,549
SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures in accounts payable and accrued expenses	318	908	733

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, dollars in thousands, except per share data and per unit data)

1. SIGNIFICANT ACCOUNTING POLICIES

Organization – MasterCraft Boat Holdings, Inc. (“Holdings”) was formed on January 28, 2000, as a Delaware holding company and operates primarily through its wholly owned subsidiaries, MasterCraft Boat Company, LLC; MasterCraft Services, LLC; MasterCraft Parts, Ltd.; and MasterCraft International Sales Administration, Inc. (collectively “MasterCraft”); Nautic Star, LLC and NS Transport, LLC (collectively “NauticStar”); and Crest Marine, LLC (“Crest”). The Company acquired NauticStar on October 2, 2017 and Crest on October 1, 2018. Holdings and its subsidiaries collectively are referred to herein as the “Company.”

Segment Information — Operating segments are identified as components of an enterprise about which discrete financial information is available for evaluation by the chief operating decision maker in making decisions on how to allocate resources and assess performance. The Company views its operations in three operating segments based on its operations and management structures: MasterCraft, NauticStar, and Crest (see Note 13).

Basis of Presentation – The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries from the dates of their acquisitions.

Principles of Consolidation — The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Holdings has no independent operations and no material assets, other than its wholly owned equity interests of MasterCraft, NauticStar, and Crest, which totaled $163.0 million as of June 30, 2020 and 2019, and no material liabilities. As of June 30, 2020, Holdings had no material contingencies, long-term obligations, or guarantees other than a guarantee of the Company’s subsidiaries’ long-term debt (see Note 8).

Use of Estimates — The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures. The Company bases these estimates on historical results and various other assumptions believed to be reasonable. The Company’s most significant financial statement estimates include warranty liability, dealer incentives liability, fair value of share-based compensation, inventory repurchase contingent obligation, unrecognized tax positions, impairment of long-lived assets and intangible assets subject to amortization, impairment of goodwill and indefinite-lived intangible assets, and potential litigation claims and settlements. Actual results could differ from those estimates.

Reclassifications — Certain historical amounts have been reclassified in the accompanying consolidated financial statements to conform to the current presentation.

Revenue Recognition — The Company’s revenue is derived primarily from the sale of boats and trailers, marine parts, and accessories to its independent dealers. The Company recognizes revenue when obligations under the terms of a contract are satisfied and control over promised goods is transferred to a customer. For the majority of sales, this occurs when the product is released to the carrier responsible for transporting it to a customer. The Company typically receives payment within 5 business days of shipment. Revenue is measured as the amount of consideration it expects to receive in exchange for a product. The Company offers dealer incentives that include wholesale rebates, retail rebates and promotions, floor plan reimbursement or cash discounts, and other allowances that are recorded as reductions of revenues in Net sales in the consolidated statements of operations. The consideration recognized represents the amount specified in a contract with a customer, net of estimated incentives the Company reasonably expects to pay. The estimated liability and reduction in revenue for dealer incentives is recorded at the time of sale. Subsequent adjustments to incentive estimates are possible because actual results may differ from these estimates if conditions dictate the need to enhance or reduce sales promotion and incentive programs or if dealer achievement or other items vary from historical trends. Accrued dealer incentives are included in Accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

Rebates and Discounts

Dealers earn wholesale rebates based on purchase volume commitments and achievement of certain performance metrics. The Company estimates the amount of wholesale rebates based on historical achievement, forecasted volume, and assumptions regarding dealer behavior. Rebates that apply to boats already in dealer inventory are referred to as retail rebates. The Company estimates the amount of retail rebates based on historical data for specific boat models adjusted for forecasted sales volume, product mix, dealer and consumer behavior, and assumptions concerning market conditions. The Company also utilizes various programs whereby it offers cash discounts or agrees to reimburse its dealers for certain floor plan interest costs incurred by dealers for limited periods of time, generally ranging up to nine months.

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

Other Revenue Recognition Matters

Dealers generally have no right to return unsold boats. Occasionally, the Company may accept returns in limited circumstances and at the Company’s discretion under its warranty policy. The Company may be obligated, in the event of default by a dealer, to accept returns of unsold boats under its repurchase commitment to floor financing providers, who are able to obtain such boats through foreclosure. The repurchase commitment is on an individual unit basis with a term from the date it is financed by the lending institution through the payment date by the dealer, generally not exceeding 30 months. The Company accounts for these arrangements as guarantees and recognizes a liability based on the estimated fair value of the repurchase obligation. The estimated fair value takes into account our estimate of the loss we will incur upon resale of any repurchases. The Company accrues the estimated fair value of this obligation based on the age of inventory currently under floor plan financing and estimated credit quality of dealers holding the inventory. Inputs used to estimate this fair value include significant unobservable inputs that reflect the Company’s assumptions about the inputs that market participants would use and, therefore, this liability is classified within Level 3 of the fair value hierarchy.

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

Accounts Receivable — Accounts receivable represents amounts billed to customers under credit terms customary in its industry. The Company normally does not charge interest on its accounts receivable. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to bad debt recovery. Amounts recorded as bad debt expense, write-offs, and recoveries were not material for the years ended June 30, 2020, 2019, and 2018.

Cash and Cash Equivalents — The Company considers all highly-liquid investments with an original maturity of three months or less to be cash and cash equivalents. The Company’s cash deposits may at times exceed federally insured amounts. The Company had no cash equivalents at June 30, 2020 and 2019.

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

The Company is dependent on third-party equipment manufacturers, distributors, and dealers for certain parts and materials utilized in the manufacturing process. During the years ended June 30, 2020, 2019, and 2018 the Company purchased all engines for its MasterCraft performance sport boats under a supply agreement with a single vendor. Total purchases to this vendor were $27.6 million, $39.3 million, and $34.7 million for the years ended June 30, 2020, 2019, and 2018, respectively. During the years ended June 30, 2020 and 2019, the Company purchased a majority of engines for its NauticStar boats under a supply agreement with one vendor. Total purchases from this vendor were $15.2 million, $23.7 million, and $19.7 million for the years ended June 30, 2020. 2019, and 2018, respectively. During the years ended June 30, 2020 and 2019, the Company purchased a majority of the engines for its Crest boats under a supply agreement with a single vendor. Total purchases from this vendor were $15.5 million and $20.4 million for the years ended June 30, 2020 and 2019, respectively.

Inventories — Inventories are valued at the lower of cost or net realizable value and are shown net of an inventory allowance in the consolidated balance sheet. Inventory cost includes material, labor, and manufacturing overhead and is determined based on the first-in, first-out (FIFO) method. Provisions are made as necessary to reduce inventory amounts to their net realizable value or to provide for obsolete inventory.

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

Goodwill and Other Intangible Assets — The Company does not amortize goodwill and other purchased intangible assets with indefinite lives. The Company’s intangible assets with finite lives consist primarily of dealer networks and are carried at their estimated fair values at the time of acquisition, less accumulated amortization. Amortization is recognized on a straight-line basis over the estimated useful lives of the respective assets (see Note 6). Intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate long-lived assets described below. All of the Company’s goodwill and other intangible assets relate to our MasterCraft, NauticStar, or Crest reporting units (see Note 13).

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

During the years ended June 30, 2020 and 2019, the Company performed quantitative impairment tests for all three reporting units and determined that goodwill attributable to the NauticStar and Crest reporting units was impaired. As a result, the Company recognized associated impairment charges during each of those fiscal years (see Note 6). The Company recognized no impairments related to goodwill for the year ended June 30, 2018.

Other Intangible Assets

The Company's primary intangible assets other than goodwill are dealer networks and trade names acquired in business combinations. These intangible assets are initially valued using a methodology commensurate with the intended use of the asset. The dealer networks were valued using an income approach, which requires an estimate or forecast of the expected future cash flows from the dealer network through the application of the multi-period excess earnings approach. The fair value of trade names is measured using a relief-from-royalty approach, a variation of the income approach, which requires an estimate or forecast of the expected future cash flows. This method assumes the value of the trade name is the discounted cash flows of the amount that would be paid to third parties had the Company not owned the trade name and instead licensed the trade name from another company. The basis for future sales projections for these methods are based on internal revenue forecasts by reporting unit, which the Company believes represent reasonable market participant assumptions. The future cash flows are discounted using an applicable Discount Rate as well as any potential risk premium to reflect the inherent risk of holding a standalone intangible asset.

The key uncertainties in these fair value calculations, as applicable, are: assumptions used in developing internal revenue growth and dealer expense forecasts, assumed dealer attrition rates, the selection of an appropriate royalty rate, as well as the perceived risk associated with those forecasts in determining the Discount Rate.

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

During the years ended June 30, 2020 and 2019, the Company performed quantitative impairment tests for intangible assets and determined that trade names attributable to the NauticStar and Crest were impaired. As a result, the Company recognized associated impairment charges during each of those fiscal years (see Note 6). The Company recognized no impairments related to other intangible assets for the year ended June 30, 2018.

Long-Lived Assets Other than Intangible Assets — The Company assesses the potential for impairment of its long-lived assets if facts and circumstances, such as declines in sales, earnings, or cash flows or adverse changes in the business climate, suggest that they may be impaired. The Company performs its review by comparing the book value of the assets to the estimated future undiscounted cash flows associated with the assets. If any impairment in the carrying value of its long-lived assets is indicated, the assets would be adjusted to an estimate of fair value. The Company incurred no such impairments during the years ended June 30, 2020, 2019, and 2018.

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

In determining the amount of current and deferred tax the Company takes into account the impact of uncertain tax positions and whether additional taxes, interest and penalties may be due. The Company believes that its accruals for tax liabilities are adequate for all open tax years based on its assessment of many factors, including interpretations of tax law and prior experience. This assessment relies on estimates and assumptions and may involve a series of judgments about future events. New information may become available that causes the Company to change its judgment regarding the adequacy of existing tax liabilities; such changes to tax liabilities will have an impact on tax expense in the period that such a determination is made. The income tax effects of the differences we identify are classified as deferred tax assets and liabilities in our consolidated balance sheets.

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

Research and Development — Research and development expenditures are expensed as incurred. Research and development expense for the years ended June 30, 2020, 2019, and 2018 was $5.2 million, $5.6 million, and $4.9 million, respectively, and is included in Operating expenses in the consolidated statements of operations.

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

Deferred Debt Issuance Costs — Certain costs incurred to obtain financing are capitalized and amortized over the term of the related debt using the effective interest method. For the years ended June 30, 2020, 2019, and 2018 the Company incurred deferred financing costs of $0.3 million, $0.7 million, and $1.2 million, respectively. For the years ended June 30, 2020, 2019, and 2018 the Company recorded related amortization expense of $0.6 million, $0.6 million, and $0.5 million, respectively.

Share-Based Compensation — The Company records amounts for all share-based compensation, including grants of restricted stock awards, performance stock units, and nonqualified stock options over the vesting period in the consolidated statements of operations based on their fair values at the date of the grant. Forfeitures of share-based compensation, if any, are recognized as they occur. Share-based compensation costs are included in Selling, general and administrative expense in the consolidated statements of Operations. See Note 10 – Share-Based Compensation for a description of the Company's accounting for share-based compensation plans.

Advertising — Advertising costs are expensed when the advertising first takes place. Advertising expense recognized during the years ended June 30, 2020, 2019, and 2018, was $7.0 million, $9.3 million, and $6.8 million, respectively, and is included in Selling and marketing expenses in the consolidated statements of operations.

Fair Value Measurements — The Company measures certain of its financial assets and liabilities at fair value and utilizes the established framework for measuring fair value and disclosing information about fair value measurements. Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:

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

When measuring fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability. When possible, the Company looks to active and observable markets to price identical assets. When identical assets are not traded in active markets, the Company looks to market observable data for similar assets. The Company’s most significant financial asset or liability measured at fair value on a recurring basis is its inventory repurchase contingent obligation (see “Revenue Recognition - Other Revenue Recognition Matters” and Note 11).

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

Postretirement Benefits – The Company has a defined contribution plan and makes contributions including matching and discretionary contributions which are based on various percentages of compensation, and in some instances are based on the amount of the employees' contributions to the plans. The expense related to the defined contribution plans was $1.2 million, $1.2 million, and $0.8 million for the years ended June 30, 2020, 2019, and 2018, respectively.  Comparability between the years ended June 30, 2019 and 2018 was impacted, primarily, by the acquisition of Crest and NauticStar during the years ended June 30, 2019 and 2018, respectively (See Note 3).

COVID-19 Pandemic — The outbreak of a novel coronavirus throughout the world, including the United States, during early calendar year 2020 has caused widespread business and economic disruption through mandated and voluntary business closings and restrictions on the movement and activities of people (“COVID-19 Pandemic”). We are subject to risks and uncertainties as a result of the COVID-19 Pandemic. The extent of the impact of the COVID-19 Pandemic on the Company's business is highly uncertain and difficult to predict, as the response to the COVID-19 Pandemic is rapidly evolving in many countries, including the United States and other markets where the Company operates. It is expected that many of the Company's consumers, dealers, and suppliers could be impacted by these closings and restrictions which could materially and adversely affect demand for our products, our ability to obtain or deliver inventory, and our ability to collect accounts receivables as our dealers and financing counterparties face higher liquidity and solvency risk. Furthermore, capital markets and economies worldwide have also been negatively impacted by the COVID-19 Pandemic, and it has caused economic downturns or recessions in the U.S. and other markets where the Company operates. Such economic disruption could have a material adverse effect on our business as retail demand for our products could decline which would in-turn reduce wholesale demand from our dealers. Policymakers around the world have responded with fiscal and monetary policy actions to support the economy. The magnitude and overall effectiveness of these actions remains uncertain.

To balance wholesale production with the then anticipated impacts to retail demand caused by the economic impacts of the COVID-19 Pandemic, we reduced production in February 2020 and, in late March 2020, temporarily suspended manufacturing operations at all of our facilities to protect the health of our employees and comply with governmental mandates. As a result of this action, the Company temporarily laid off nearly all of its hourly workforce. We resumed operations at all our manufacturing facilities by mid-May 2020. Our facilities resumed operations with new temperature screening, social distancing, personal protective equipment, and cleaning protocols to protect our employees and mitigate risk of further business interruption. The Company continues to evaluate and monitor the health and safety of its employees and will adhere to federal and local government mandates and guidelines.

The severity of the impact of the COVID-19 Pandemic on the Company's business will depend on a number of factors, including, but not limited to, the duration, spread, severity, and impact of the pandemic, the remedial actions and stimulus measures adopted by local and federal governments, the effects of the pandemic on the Company's consumers, dealers, suppliers and workforce, and to the extent normal economic and operating conditions can resume, all of which are uncertain and cannot be predicted. The Company's future results of operations, cash flows, and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms, supply chain or workforce disruptions and uncertain demand, additional goodwill and other intangible asset impairment charges (see Note 6), and the impact of any initiatives that the Company may undertake to address financial and operational challenges faced by it and its consumers, dealers, and suppliers. As of the date of issuance of these consolidated financial statements, the extent to which the COVID-19 Pandemic may materially impact the Company's financial condition, liquidity, or results of operations is uncertain.

New Accounting Pronouncements Issued And Adopted

Leases — In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases, (“ASC 842”) which, among other things, requires lessees to recognize assets and liabilities on the balance sheet for all operating leases. On July 1, 2019, the Company adopted ASC 842 and all related amendments. The Company elected the optional transition method provided by the FASB in ASU 2018-11, Leases (Topic 842): Targeted Improvements, and as a result, has not restated its consolidated financial statements for prior periods presented. The Company has elected the package of practical expedients upon transition which allowed the Company to retain the lease classification for any leases that existed prior to adoption, to not reassess whether any contracts entered into prior to adoption are leases, and to not reassess initial direct costs for any leases that existed prior to adoption. In addition, the Company elected not to record on the consolidated balance sheet any lease with a term of twelve months or less.

ASC 842 did not have a material impact on the Company's consolidated statements of operations. The cumulative effect of the changes made to the Company's consolidated balance sheet as of July 1, 2019 for the adoption of ASC 842 was as follows:

	Balance as of	Adjustments	Balance as of
	June 30, 2019	Due to ASC 842	July 1, 2019
Assets
Other long-term assets	$253	$3,931	$4,184

Current liabilities
Accrued expenses and other current liabilities	41,421	547	41,968

Long-term liabilities
Other long-term liabilities	—	3,384	3,384

The Company leases various equipment under operating lease arrangements. The Company determines if an arrangement is a lease at lease inception. Operating lease right-of-use (“ROU”) assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Because the rates implicit in the Company's lease contracts are not readily determinable, the Company uses its incremental borrowing rate based on information available at the commencement date in determining the present value of future payments. The incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in economic environments where the leased asset is located. The operating lease ROU asset also includes any initial direct costs and lease payments made prior to lease commencement and excludes lease incentives incurred.

The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term. The Company may enter into lease agreements that contain both lease and non-lease components, which it has elected to account for as a single lease component for all asset classes. See Note 11 for information regarding the Company’s leases.

Share-Based Compensation — In June 2018, the Financial Accounting Standards Board issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This guidance provides clarity and reduces complexity when applying the guidance in Topic 718, Compensation—Stock Compensation to the term or condition of share-based payments to nonemployees. ASU 2018-07 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2018. The Company adopted this guidance for its fiscal year beginning July 1, 2019. The adoption of this standard did not have a material impact on the consolidated financial statements.

New Accounting Pronouncements Issued But Not Yet Adopted

Fair Value Measurements — In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This guidance modifies the disclosure requirements on fair value measurements in Topic 820 by removing disclosures regarding transfers between Level 1 and Level 2 of the fair value hierarchy, by modifying the measurement uncertainty disclosure, and by requiring additional disclosures for Level 3 fair value measurements, among others. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company does not expect the adoption of this new guidance to have a material impact on the consolidated financial statements.

Current Expected Credit Loss — In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which updated the ASC to use an impairment model that is based on expected losses rather than incurred losses. The Company will adopt this guidance for its fiscal year beginning July 1, 2020. Our evaluation of this guidance is substantially complete, and the adoption of this standard is not expected to have a material impact on the consolidated financial statements.

2. REVENUE RECOGNITION

The following table presents the Company’s revenue by major product category for each reportable segment.

	Year Ended June 30, 2020				Year Ended June 30, 2019
	MasterCraft	NauticStar	Crest(a)	Total	MasterCraft	NauticStar	Crest(a)	Total
Major Product Categories:
Boats and trailers	$236,108	$54,473	$60,888	$351,469	$301,010	$77,896	$75,742	$454,648
Parts	9,731	448	591	10,770	9,471	85	498	10,054
Other revenue	616	9	209	834	1,349	14	316	1,679
Total	$246,455	$54,930	$61,688	$363,073	$311,830	$77,995	$76,556	$466,381

(a)   Crest was acquired on October 1, 2018.

Sales outside of North America accounted for 4.8%, 5.2%, and 7.5% of the Company’s net sales for the years ended June 30, 2020, 2019, and 2018, respectively. The Company had no significant concentrations of sales to individual dealers or in countries outside of North America during the years ended June 30, 2020, 2019, and 2018.

Contract Liabilities

As of June 30, 2019, the Company had $0.8 million of contract liabilities associated with customer deposits. During the year ended June 30, 2020, all of this amount was recognized as revenue. As of June 30, 2020, total contract liabilities were $0.6 million, were reported in Accrued expenses and other current liabilities on the consolidated balance sheet and are expected to be recognized as revenue during the year ended June 30, 2021.

See Note 1 for a description of the Company’s significant revenue recognition policies.

3. ACQUISITIONS

Fiscal 2019 Acquisition

On October 1, 2018, the Company completed its acquisition of Crest for $81.7 million. Crest, a manufacturer of pontoons, expands the Company’s product portfolio. Proceeds from the $80.0 term loan (see Note 8) were used to fund this acquisition.

The following table is a summary of the assets acquired, liabilities assumed, and net cash consideration paid for Crest during fiscal 2019:

Fair Value
Accounts receivable	$5,215
Inventories	9,853
Other current assets	179
Property, plant and equipment	1,840
Identifiable intangible assets(a)	35,245
Current liabilities	(6,841)
Fair value of assets acquired and liabilities assumed	45,491
Goodwill(a)	36,238
Net cash consideration paid	$81,729

(a)   The goodwill and other intangible assets recorded for the Crest acquisition are deductible for tax purposes.

	Fair Value	Estimated Useful Life (in years)
Definite-lived intangible assets:
Dealer network	$18,000	10
Software	245	5
Indefinite-lived intangible asset:
Trade name	17,000
Total identifiable intangible assets	$35,245

Related Party Transactions

In connection with the operations of Crest, the Company made rental payments to Crest Marine Real Estate LLC (“Real Estate”) for a manufacturing facility, storage and office building (the “Crest Facility”). One of the minority owners of Real Estate is a member of the Crest management team. The lease was to expire on September 30, 2028, and was subject to four consecutive, five-year renewal periods. The lease terms included an option for the Company to purchase the Crest Facility for an amount equal to its fair market value, as determined by appraisals and negotiation between the Company and Real Estate (the “Purchase Option”). The annual rent under the lease was $0.3 million for the first five years of the lease term, and was to increase to $0.4 million for the remaining five years. Additionally, at the beginning of each of the optional renewal terms the rent was to be adjusted based on the change in the Consumer Price Index. In accordance with the Purchase Option, on October 24, 2019 the Company purchased the Crest Facility for $4.1 million. See Note 11 for additional information regarding the purchase.

Crest purchases fiberglass component parts from a supplier whose minority owner was the same member of the Crest management team that has a minority ownership interest in Real Estate. On January 31, 2020 this minority ownership interest was divested and this supplier ceased being a related party. During the period beginning July 1, 2019 and ending January 31, 2020, the Company purchased $1.8 million of products from the supplier. During the year ended June 30, 2019, the Company purchased $2.8 million of products from the supplier.

Pro Forma Financial Information

The following unaudited pro forma consolidated results of operations for the fiscal years ended June 30, 2019 and 2018, assumes that the acquisition of NauticStar (acquired on October 2, 2017) and Crest (acquired on October 1, 2018) occurred as of the beginning of the earliest period presented in the consolidated financial statements. The unaudited pro forma financial information combines historical results of MasterCraft, NauticStar, and Crest with adjustments for depreciation and amortization attributable to fair value estimates on acquired tangible and intangible assets for the respective periods. Non-recurring pro forma adjustments associated with the fair value step up of inventory were included in the reported pro forma cost of sales and earnings. The unaudited pro forma financial information is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of fiscal year 2018, or the results that may occur in the future:

	Fiscal Years Ended
	2019	2018
Net sales	$487,374	$423,630
Net income	$21,619	$38,269
Basic earnings per share	$1.16	$2.06
Diluted earnings per share	$1.15	$2.04

4. INVENTORIES

Inventories consisted of the following:

	As of June 30,
	2020	2019
Raw materials and supplies	$18,318	$20,034
Work in process	3,866	4,571
Finished goods	4,876	7,207
Obsolescence reserve	(1,424)	(1,152)
Total inventories	$25,636	$30,660

5. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, net consisted of the following:

	As of June 30,
	2020	2019
Land and improvements	$3,030	$1,901
Buildings and improvements	22,366	15,652
Machinery and equipment	38,262	29,804
Furniture and fixtures	2,229	1,719
Construction in progress	1,312	4,866
Total property, plant, and equipment	67,199	53,942
Less accumulated depreciation	(26,718)	(20,306)
Property, plant, and equipment, net	$40,481	$33,636

Depreciation expense for the years ended June 30, 2020, 2019, and 2018 was $6.6 million, $4.3 million, and $3.5 million, respectively.

Subsequent Event

On August 13, 2020, the Company entered into an agreement to purchase certain real and personal property located in Merritt Island, Florida, including a 140,000 sq. ft. boat manufacturing facility, (the “Property”) for $14.0 million (the “Purchase Agreement”). The Company plans to use the Property to expand its boat building capacity. The Purchase Agreement is subject to customary closing conditions and closing is expected to occur in October 2020. The Company expects to use liquidity sources existing as of June 30, 2020 to fund this purchase.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and Other Intangible Asset Impairment

The current economic environment, including the significant share price and market volatility, as well as disruptions to supply chains resulting from the COVID-19 Pandemic, triggered an interim impairment analysis for the Company’s intangible assets including goodwill. As a result of this analysis, the Company recorded impairment charges totaling $56.4 million during the three months ended March 29, 2020 related to the NauticStar and Crest segments.  As of June 30, 2020, our annual impairment test date, the Company performed a qualitative assessment and identified no events or circumstances that indicated that there existed a more likely than not probability of impairment of goodwill and other intangible assets.

The impairment charges recorded for each segment are detailed below and are included in Goodwill and other intangible asset impairment on the consolidated statement of operations. The impairment recorded in fiscal 2020 was principally a result of a decline, in the fiscal third quarter, in market conditions, including our share price, and the then current outlook for sales and operating performance relative to the Company’s acquisition plans and impairment test performed as of June 30, 2019.

During our fiscal 2019 annual assessment of intangible assets including goodwill, the Company recorded impairment charges of $31.0 million related to the NauticStar segment. The impairment was principally a result of a decline, in the fiscal fourth quarter, in the outlook for sales and operating performance relative to our acquisition plan.

See Note 1 for a discussion of the methods used to determine the fair value of goodwill and other intangible assets. In assessing the need for goodwill and intangible impairment, management utilizes a number of estimates, including operating results, business plans, economic projections, anticipated future cash flows, transactions and marketplace data. Accordingly, these fair value measurements fall in Level 3 of the fair value hierarchy.

Goodwill and other intangible asset impairment charges for the years ended June 30, 2020 and 2019 were as follows:

	2020			2019
	NauticStar	Crest	Consolidated	NauticStar	Consolidated
Goodwill	$8,199	$36,238	$44,437	$28,000	$28,000
Trade name	5,000	7,000	12,000	3,000	3,000
Total	$13,199	$43,238	$56,437	$31,000	$31,000

While the extent and duration of the economic impact from the COVID-19 pandemic remain unclear, changes in assumptions and estimates may affect the fair value of goodwill and other intangible assets and could result in additional impairment charges in future periods.

Goodwill

The carrying amounts of goodwill as of June 30, 2020 and 2019, attributable to each of the Company’s reportable segments, were as follows:

	2020			2019
	Gross Amount	Accumulated Impairment Losses	Total	Gross Amount	Accumulated Impairment Losses	Total
MasterCraft	$29,593	$-	$29,593	$29,593	$-	$29,593
NauticStar	36,199	(36,199)	-	36,199	(28,000)	8,199
Crest	36,238	(36,238)	-	36,238	-	36,238
Total	$102,030	$(72,437)	$29,593	$102,030	$(28,000)	$74,030

Other Intangible Assets

The following table presents the carrying amount of Other intangible assets, net as of June 30, 2020 and 2019.

	2020			2019
	Gross Amount	Accumulated Amortization / Impairment	Other intangible assets, net	Gross Amount	Accumulated Amortization / Impairment	Other intangible assets, net
Amortized intangible assets
Dealer networks	$39,500	$(9,810)	$29,690	$39,500	$(5,909)	$33,591
Software	245	(86)	159	245	(37)	208
	39,745	(9,896)	29,849	39,745	(5,946)	33,799

Unamortized intangible assets
Trade names	49,000	(15,000)	34,000	49,000	(3,000)	46,000
Total other intangible assets	$88,745	$(24,896)	$63,849	$88,745	$(8,946)	$79,799

Amortization expense related to Other intangible assets, net for years ended June 30, 2020, 2019 and 2018 was $3.9, $3.5, and $1.6 million, respectively.

The following table presents estimated future amortization expense for the next five fiscal years and thereafter.

Fiscal years ending June 30,
2021	$3,950
2022	3,950
2023	3,950
2024	3,806
2025	3,793
and thereafter	10,400
Total	$29,849

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	As of June 30,
	2020	2019
Warranty	$20,004	$17,205
Dealer incentives	8,448	12,623
Compensation and related accruals	1,488	3,494
Floor plan interest	732	2,060
Inventory repurchase contingent obligation	1,132	1,936
Self-insurance	704	606
Debt interest	—	405
Other	3,477	3,092
Total accrued expenses and other current liabilities	$35,985	$41,421

Accrued warranty liability activity was as follows:

	For the Years Ended June 30,
	2020	2019
Balance at the beginning of the period	$17,205	$13,077
Provisions	7,039	8,056
Additions for Crest acquisition	—	990
Payments made	(7,634)	(7,198)
Aggregate changes for preexisting warranties	3,394	2,280
Balance at the end of the period	$20,004	$17,205

Insurance Premium Financing

On March 27, 2020, the Company executed an insurance premium financing agreement of $1.1 million with a premium finance company in order to finance certain of its annual insurance premiums. Beginning on April 1, 2020, the financing agreement is payable in eleven monthly installments of principal and interest of approximately $0.1 million. The agreement bears interest at 3.6%. The balance of the insurance premium financing as of June 30, 2020 was $0.7 million and is recorded in Accrued expenses and other current liabilities.

8. LONG-TERM DEBT

Long-term debt outstanding was as follows:

	As of June 30,
	2020	2019
Revolving credit facility	$10,000	$—
Term loans	99,993	115,349
Debt issuance costs on term loans	(1,395)	(1,608)
Total debt	108,598	113,741
Less current portion of long-term debt	9,420	9,167
Less current portion of debt issuance costs on term loans	(488)	(442)
Long-term debt, net of current portion	$99,666	$105,016

Previously Existing Credit Facility

On October 2, 2017, the Company entered into a Third Amended and Restated Credit and Guaranty Agreement with a syndicate of certain financial institutions (the “Third Amended Credit Agreement”). The Third Amended Credit Agreement replaced and paid off the Company’s Prior Credit Agreement, dated May 27, 2016. The Third Amended Credit Agreement provided the Company with a $145.0 million senior secured credit facility, consisting of a $115.0 million term loan and a $30.0 million revolving credit facility. A portion of the proceeds from the Third Amended Credit Agreement were used for the Company’s acquisition of NauticStar.

The Third Amended Credit Agreement bore interest, at the Company’s option, at either the prime rate plus an applicable margin ranging from 0.75% to 1.75% or at an adjusted LIBOR plus an applicable margin ranging from 1.75% to 2.75%, in each case based on the Company’s Total Net Leverage Ratio.

Current Credit Facility

On October 1, 2018, the Company entered into a Fourth Amended and Restated Credit and Guaranty Agreement with a syndicate of certain financial institutions (the “Fourth Amended Credit Agreement”), which replaced the credit facility discussed above. The Fourth Amended Credit Agreement provides the Company with a $190.0 million senior secured credit facility, consisting of a $75.0 million term loan, and an $80.0 million term loan (together, the “Term Loans”), and a $35.0 million revolving credit facility (the “Revolving Credit Facility”). Proceeds from the $80.0 million term loan were used to fund the Crest acquisition. The Fourth Amended Credit Agreement is secured by substantially all the assets of the Company. Holdings is a guarantor on the Fourth Amended Credit Agreement and the Fourth Amended Credit Agreement contains covenants that restrict the ability of Holdings’ subsidiaries to make distributions to Holdings. The Term Loans will mature and all remaining amounts outstanding thereunder will be due and payable on October 1, 2023.

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

Pursuant to the Amendment, the Company’s debt bore interest at LIBOR, subject to a 50 basis point floor, plus 3.25% through June 30, 2020. Beginning on July 1, 2020, the applicable margin, at the Company’s option, is at either the prime rate plus an applicable margin ranging from 0.5% to 2.25% or at an adjusted LIBOR rate plus an applicable margin ranging from 1.5% to 3.25%, in each case based on the Company’s Total Net Leverage Ratio.

As of June 30, 2020 and 2019, the effective interest rate on borrowings outstanding was 3.75% and 4.48%, respectively.

Revolving Credit Facility

On March 19, 2020, the Company drew $35.0 million on its Revolving Credit Facility as a precautionary measure in order to increase its cash position and preserve financial flexibility in light of uncertainty in the global markets resulting from the COVID-19 Pandemic. As of June 30, 2020, the Company had $10.0 million of borrowings outstanding on its Revolving Credit Facility and the availability under the Revolving Credit Facility was $25.0 million.

All amounts outstanding under the Revolving Credit Facility mature in October 2023. As of June 30, 2020, the Company was in compliance with its financial covenants under the Amendment to the Fourth Amended Credit Agreement.

Maturities for the Term Loans and Revolving Credit Facility subsequent to June 30, 2020 are as follows:

2021	$9,420
2022	11,775
2023	12,560
2024	76,238
Total	$109,993

9. INCOME TAXES

Earnings before income taxes by jurisdiction were all in the U.S. except for income of approximately $0.1 million during each of the years ended June 30, 2020, 2019 and 2018.

For the years ended June 30, the components of the provision for income taxes are as follows:

	2020	2019	2018
Current income tax expense:
Federal	$2,096	$10,405	$12,140
State	666	1,892	276
Benefit of current year tax credits	(554)	(171)	(117)
Total current tax expense	$2,208	$12,126	$12,299
Deferred tax (benefit) expense:
Federal	$(8,887)	$(5,837)	$525
State	(886)	(897)	32
Total deferred tax (benefit) expense	(9,773)	(6,734)	557
Income tax (benefit) expense	$(7,565)	$5,392	$12,856

The difference between the statutory and the effective federal tax rate for the periods below is attributable to the following:

	2020	2019	2018
Statutory income tax rate	21.00%	21.00%	28.06%
State taxes (net of federal income tax benefit and valuation allowance)	1.67%	2.48%	2.32%
Tax credits	4.49%	(3.39%)	(0.44%)
Revalue of deferred taxes for change in federal tax rate	—	—	(1.23%)
Change in valuation allowance	—	(0.57%)	—
Permanent differences	(0.74%)	(2.54%)	(2.41%)
Uncertain tax positions	(2.49%)	3.10%	(1.73%)
Other	—	0.08%	(0.09%)
Effective income tax rate	23.93%	20.16%	24.48%

As of June 30, 2020, and 2019, a summary of the significant components of the Company’s deferred tax assets and liabilities was as follows:

	2020	2019
Deferred tax assets:
Goodwill and other intangible asset basis difference	$13,776	$2,306
Warranty reserves	4,616	3,848
Accrued selling	850	1,354
Unrecognized tax benefits	566	520
Stock compensation	402	704
Repurchase agreements	261	427
State net operating loss	14	144
Foreign net operating loss	63	79
Credits	65	48
Other	570	—
Valuation allowance	(65)	(81)
Total deferred tax assets	21,118	9,349
Deferred tax liabilities:
Depreciation	(4,839)	(3,037)
Other	(199)	(72)
Total deferred tax liabilities	(5,038)	(3,109)
Net deferred tax assets	$16,080	$6,240

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (H.R. 748) (the “CARES Act”). Among the changes to the U.S. federal income tax rules, the CARES Act included a revision to depreciation rules enacted as part of the Tax Cuts and Jobs Act of 2017. In addition to impacting the current fiscal year, the CARES Act results in the ability to retroactively apply these regulations to certain assets placed in service during the years ended June 30, 2018 and 2019.  The Company has evaluated the impacts of the aforementioned provisions and incorporated the necessary changes to tax depreciation methods.  We have not identified any material effect on results of operations, financial condition, or cash flows.

The Tax Cuts and Jobs Act (“Tax Reform Act”), which became effective December 22, 2017, overhauled U.S. corporate income tax law by lowering the U.S. federal corporate income tax rate from 35% to 21% (blended rate in year one for fiscal year filers), implementing a territorial tax system, imposing a one time “deemed repatriation” tax on all untaxed offshore earnings, and adding/modifying/deleting several major tax deductions significant to the Company.

As of June 30, 2020, the Company has state net operating loss (NOL) carryforwards of $0.3 million that expire in varying years ranging from June 30, 2024 to June 30, 2029, and foreign NOL carryforwards of $0.3 million that can be carried forward indefinitely. However, the Company determined that it is more likely than not that the benefit from certain state and foreign NOL carryforwards will not be realized.  In recognition of this risk, the Company has provided a partial valuation allowance on the deferred tax assets relating to these state and foreign NOL carryforwards.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding accrued amounts for interest and penalties, is as follows:

	2020	2019
Balance at July 1	$2,504	$1,711
Additions based on tax positions related to the current year	110	889
Additions for tax positions of prior years	713	473
Reductions for tax positions of prior years	(164)	(25)
Settlements of tax positions from prior years	(170)	(544)
Balance at June 30	$2,993	$2,504

Of this total, $2.1 million and $1.9 million as of June 30, 2020 and 2019, respectively, represent the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The total amount of interest and penalties recorded in the consolidated statements of operations for the years ended June 30, 2020, and 2019 was an expense of $0.3 million and $0.1 million, respectively. The amounts accrued for interest and penalties at June 30, 2020 and 2019 were $0.7 million and $0.4 million respectively and is presented in unrecognized tax positions on the accompanying consolidated balance sheets.

In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of June 30, 2020, the Company has not made a provision for U.S. or additional foreign withholding taxes on investments in foreign subsidiaries that are indefinitely reinvested. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances.

The Company and its subsidiaries are subject to U.S. federal income tax, as well as various other state income taxes and foreign income taxes. The Company is no longer subject to examination by taxing authorities for years before June 30, 2017. The Company expects the total amount of unrecognized benefits to increase by approximately $0.2 million in the next twelve months. The Company records unrecognized tax benefits as liabilities and adjusts these liabilities when its judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.

10. SHARE-BASED COMPENSATION

   The 2015 Incentive Award Plan (“2015 Plan”) provides for the grant of stock options, including incentive stock options, and nonqualified stock options (“NSOs”), restricted stock, dividend equivalents, stock payments, restricted stock units, restricted stock awards (“RSAs”), deferred stock, deferred stock units, performance awards, stock appreciation rights, performance stock units (“PSUs”), and cash awards.  As of June 30, 2020, there were 1,485,683 shares available for issuance under the 2015 Plan.

The following table presents the components of share-based compensation expense by award type for the years ended June 30, 2020, 2019 and 2018.

	2020	2019	2018
Restricted stock awards	$1,285	$913	$616
Performance stock units	(233)	563	355
Stock options	9	201	215
Share-based compensation expense	$1,061	$1,677	$1,186

Adjustment to Share-Based Compensation

In conjunction with the resignation of an executive officer in October 2019, approximately $0.5 million of share-based compensation expense recognized in prior periods was reversed during fiscal 2020 for RSAs and PSUs that were forfeited. Additionally, based upon current economic trends, the probability of attaining the performance criteria of the PSUs has been lowered. The amount of compensation cost the Company recognizes over the requisite service period is based on the Company’s best estimate of the achievement of the performance conditions. The amount of compensation expense is adjusted on a cumulative basis; therefore, this adjustment lowered the amount of share-based compensation expense recognized during the year ended June 30, 2020.

The following table presents the income tax benefit related to share-based compensation expense recognized by award type.

	2020	2019	2018
Restricted stock awards	$290	$217	$190
Performance stock units	(53)	134	110
Stock options	2	48	66
Share-based compensation expense	$239	$399	$366

Restricted Stock Awards

Beginning in the year ended June 30, 2018, all RSAs granted to non-employee directors vest over the remainder of that fiscal year, and all RSAs granted to employees vest over a period of between one to three years. Generally, non-vested RSAs are forfeited if employment is terminated prior to vesting.  RSAs are granted at a per share fair value equal to the market value of the Company’s common stock on the grant date. The Company recognizes the cost of non-vested RSAs ratably over the requisite service period.

The total grant date fair value of RSAs vested during the years ended June 30, 2020, 2019, and 2018 was $1.0 million , $0.7 million and $0.4 million, respectively.

A summary of RSA activity for the years ended June 30, 2020, 2019 and 2018, is as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Total Non-vested Restricted Stock Awards at June 30, 2017	26,417	$12.22
Granted	47,651	19.88
Vested	(25,870)	16.79
Forfeited	(4,888)	15.89
Total Non-vested Restricted Stock Awards at June 30, 2018	43,310	17.28
Granted	51,995	26.79
Vested	(33,093)	21.54
Forfeited	(8,408)	23.08
Total Non-vested Restricted Stock Awards at June 30, 2019	53,804	22.94
Granted	138,457	17.41
Vested	(50,570)	20.09
Forfeited	(34,797)	20.24
Total Non-vested Restricted Stock Awards at June 30, 2020	106,894	18.01

As of June 30, 2020, there was $1.2 million of total unrecognized compensation expense related to non-vested RSAs. The Company expects this expense to be recognized over a weighted average period of 1.71 years.

Performance Stock Units

During the years ended June 30, 2020, 2019, and 2018, the Company granted performance shares to certain employees. The awards will be earned based on the Company’s achievement of certain performance criteria over a three-year performance period. The performance period for the awards commence on July 1 of the fiscal year in which they were granted and continue for a three-year period, ending on June 30 of the applicable year.  The probability of achieving the performance criteria is assessed quarterly. Following the determination of the Company’s achievement with respect to the performance criteria, the amount of shares awarded will be subject to adjustment based on the application of a total shareholder return (“TSR”) modifier. The grant date fair value is determined based on both the assessment of the probability of the Company’s achieving the performance criteria and an estimate of the expected TSR modifier. The TSR modifier estimate is determined by using a Monte Carlo Simulation model, which considers the likelihood of all possible outcomes of long-term market performance.  The amount of compensation cost the Company recognizes over the requisite service period is based on management’s best estimate of the achievement of the performance criteria.

The fair value of PSUs vested during the year ended June 30, 2020 and 2019 was $0.2 million and $0.4 million. No PSUs vested during the years ended June 30, 2018.

A summary of PSU activity for the years ending June 30, 2020, 2019 and 2018, is as follows:

	Number of Performance Stock Units	Weighted Average Grant Date Fair Value
Total Non-vested Performance Stock Units at June 30, 2017	40,612	$11.85
Granted	26,416	19.62
Forfeited	(7,700)	14.42
Total Non-vested Performance Stock Units at June 30, 2018	59,328	14.98
Granted	35,122	25.70
Vested	(32,373)	11.85
Forfeited	(11,456)	19.73
Total Non-vested Performance Stock Units at June 30, 2019	50,621	23.34
Granted	72,048	18.18
Vested	(8,383)	19.40
Forfeited	(46,882)	20.82
Total Non-vested Performance Stock Units at June 30, 2020	67,404	20.02

As of June 30, 2020, there was $0.2 million of total unrecognized compensation expense related to non-vested PSUs. The Company expects this expense to be recognized over a weighted average period of 2.0 years.

Nonqualified Stock Options

In July 2015, the Company granted 137,786 NSOs to certain employees. As of July 2019, all outstanding options were fully vested and exercisable. The fair value of NSOs vested during each of the years ended June 30, 2020, 2019, and 2018 was $0.2 million.

A summary of NSO activity for the years ending June 30, 2020, 2019, and 2018 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Yrs.)	Value
Outstanding at June 30, 2017	116,328	$10.70	8.1	$1,030
Granted	-
Exercised	(10,905)	10.70
Forfeited or expired	(12,298)	10.70
Outstanding at June 30, 2018	93,125	10.70	7.1	1,700
Granted	-
Exercised	(10,563)	10.70
Forfeited or expired	(1,703)	10.70
Outstanding at June 30, 2019	80,859	10.70	6.1	719
Granted	-
Exercised	(48,467)	10.70
Forfeited or expired	-	-
Outstanding at June 30, 2020	32,392	10.70	5.1	270

Fully vested and exercisable at June 30, 2020	32,392	10.70	5.1	270

11. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has lease agreements for certain personal and real property. Leases with an initial lease term of 12 months or less are not recorded on the balance sheet. Our lease agreements do not include any significant renewal options. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Upon adoption of ASC 842 on July 1, 2019, the Company’s most significant lease was for the Crest manufacturing facility, which was classified as an operating lease. This lease included a purchase option for the Company to acquire the premises. During the three months ended September 29, 2019, the decision was made to exercise the purchase option which resulted in $2.8 million of operating lease assets and liabilities being reclassified to finance lease assets and liabilities on the September 29, 2019 condensed consolidated balance sheet. In addition, the decision to exercise the purchase option resulted in the remeasurement of the related lease balances which added $1.3 million of additional finance lease assets and finance lease liabilities to the September 29, 2019 condensed consolidated balance sheet.

In accordance with the purchase option, on October 24, 2019 the Company completed the purchase of the Crest manufacturing facility for $4.1 million. Upon completion of this purchase, the Company recognized approximately $4.1 million in Property, plant and equipment, net and derecognized approximately $4.1 million of both Finance lease assets and Accrued expenses and other current liabilities. The purchase price of the Crest Facility was determined by appraisal and negotiation between the Company and the seller, whose minority ownership included a member of the Crest management team. The Company funded the purchase by utilizing cash from operations.

Total lease cost, including immaterial amounts of variable and short-term lease cost, for the year ended June 30, 2020 was $0.5 million and was primarily recognized in Cost of sales. As of June 30, 2020, the total weighted-average discount rate and remaining lease term for the Company's operating leases were 4.73% and 2.26 years, respectively. For the year ended June 30, 2020, total operating cash flows related to operating leases were $0.5 million. As of June 30, 2020, future payments due under the Company’s operating leases total $0.5 million and are immaterial in each of the next five years.

Prior to the adoption of ASC 842, future minimum rental payments under all non-cancelable operating leases with remaining lease terms in excess of one year at June 30, 2019, were as follows:

2020	$703
2021	690
2022	628
2023	402
2024	402
Thereafter	1,806
Total	$4,631

Repurchase Obligations

Under certain conditions, the Company is obligated to repurchase new inventory repossessed from dealerships by financial institutions that provide credit to the Company’s dealers. See Note 1 for more information regarding the terms and accounting policies related to this obligation. The maximum obligation of the Company under such floor plan agreements totaled approximately $131.4 million as of June 30, 2020. We incurred no material impact from repurchase events during the years ended June 30, 2020, 2019, and 2018. The Company recorded a repurchase liability of $1.1 million and $1.9 million as of June 30, 2020 and 2019, respectively.
Purchase Commitments

The Company is engaged in an exclusive contract with a single vendor to provide engines for its MasterCraft performance sport boats. This contract makes this vendor the only supplier to MasterCraft for in-board engines and expires June 30, 2023. The Company is obligated to purchase a minimum number of engines for each model year under this contract. The Company could also be required to pay a penalty to this vendor in order to maintain exclusivity if annual purchases under the agreement fail to meet a certain volume threshold.

Legal Proceedings

The Company is involved in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

12. EARNINGS PER SHARE

The factors used in the earnings per share computation are as follows:

	2020	2019	2018
Net income (loss)	$(24,047)	$21,354	$39,653
Weighted average shares — basic	18,734,482	18,653,892	18,619,793
Dilutive effect of assumed exercises of stock options	—	45,799	38,835
Dilutive effect of assumed restricted share awards/units	—	68,516	55,904
Weighted average outstanding shares — diluted	18,734,482	18,768,207	18,714,531
Basic net income (loss) per share	$(1.28)	$1.14	$2.13
Diluted net income (loss) per share	$(1.28)	$1.14	$2.12

For the year ended June 30, 2020, the dilutive effect of approximately 45,000 outstanding RSAs, PSUs and NSOs have been excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive because of the net loss for the year ended June 30, 2020. For the years ended June 30, 2019 and 2018, an immaterial number of shares were excluded from the computation of diluted earnings per share as the effect would have been anti-dilutive.

13. SEGMENT INFORMATION

The Company designs, manufactures, and markets recreational performance sport boats, luxury day boats, and outboard boats under three operating and reportable segments: MasterCraft, NauticStar, and Crest. The Company’s segments are defined by the Company’s operational and reporting structures.

•

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

•	The NauticStar segment produces boats at its Amory, Mississippi facility. NauticStar’s boats are primarily used for saltwater fishing and general recreational boating.

•	The Crest segment produces pontoon boats at its Owosso, Michigan facility. Crest’s boats are primarily used for general recreational boating.

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

Selected financial information for the Company’s reportable segments was as follows:

	For the Year Ended June 30, 2020
	MasterCraft	NauticStar	Crest(a)	Consolidated
Net sales	$246,455	$54,930	$61,688	$363,073
Operating income (loss)	33,229	(17,681)	(42,115)	(26,567)
Depreciation and amortization	4,679	3,454	2,394	10,527
Goodwill and other intangible asset impairment	—	13,199	43,238	56,437
Purchases of property, plant and equipment	6,193	2,804	5,244	14,241

	For the Year Ended June 30, 2019
	MasterCraft	NauticStar	Crest(a)	Consolidated
Net sales	$311,830	$77,995	$76,556	$466,381
Operating income (loss)	53,989	(27,785)	7,055	33,259
Depreciation and amortization	3,481	2,684	1,622	7,787
Goodwill and other intangible asset impairment	—	31,000	—	31,000
Purchases of property, plant and equipment	11,730	2,069	265	14,064

	For the Year Ended June 30, 2018
	MasterCraft	NauticStar(b)	Crest	Consolidated
Net sales	$266,319	$66,406	$—	$332,725
Operating income (loss)	49,363	6,620	—	55,983
Depreciation and amortization	3,283	1,803	—	5,086
Purchases of property, plant and equipment	4,234	1,071	—	5,305

(a)   Crest was acquired on October 1, 2018.

(b)   NauticStar was acquired on October 2, 2017.

The following table presents total assets for the Company’s reportable segments as of June 30, 2020, and 2019.

	2020	2019
Assets:
MasterCraft	$294,139	$273,046
NauticStar	36,720	52,761
Crest	40,077	85,979
Eliminations	(163,013)	(163,013)
Total assets	$207,923	$248,773

14. QUARTERLY FINANCIAL REPORTING (UNAUDITED)

The Company maintains its financial records on the basis of a fiscal year ending on June 30, with the fiscal quarters equaling thirteen weeks.  The following tables set forth summary quarterly financial information for the years ended June 30, 2020 and 2019. Due to effects of rounding, the quarterly results presented may not sum to the fiscal year results presented.

	Fiscal Quarter Ended				Fiscal Year Ended
	June 30,	March 29,	December 29,	September 29,	June 30,
	2020	2020	2019	2019	2020
Net sales	$51,094	$102,562	$99,628	$109,789	$363,073
Gross profit	7,407	21,274	21,142	25,533	75,356
Goodwill and other intangible asset impairment(a)	—	56,437	—	—	56,437
Operating income (loss)	(2,422)	(47,177)	10,335	12,697	(26,567)
Net income (loss)	$(2,836)	$(36,713)	$6,879	$8,623	$(24,047)
Basic earnings (loss) per common share	$(0.15)	$(1.96)	$0.37	$0.46	$(1.28)
Diluted earnings (loss) per common share	$(0.15)	$(1.96)	$0.37	$0.46	$(1.28)
Weighted average shares used for computation of:
Basic earnings per common share	18,743,915	18,739,480	18,730,688	18,723,845	18,734,482
Diluted earnings per common share	18,743,915	18,739,480	18,770,783	18,770,756	18,734,482

	Fiscal Quarter Ended				Fiscal Year Ended
	June 30,	March 31,	December 30,	September 30,	June 30,
	2019	2019	2018(b)	2018	2019
Net sales	$122,809	$128,390	$121,541	$93,641	$466,381
Gross profit	31,493	31,357	27,074	23,203	113,127
Goodwill and other intangible asset impairment(a)	31,000	—	—	—	31,000
Operating income (loss)	(11,538)	18,464	14,722	11,611	33,259
Net income (loss)	$(10,062)	$12,763	$10,188	$8,465	$21,354
Basic earnings (loss) per common share	$(0.54)	$0.68	$0.55	$0.45	$1.14
Diluted earnings (loss) per common share	$(0.54)	$0.68	$0.54	$0.45	$1.14
Weighted average shares used for computation of:
Basic earnings per common share	18,658,701	18,657,719	18,653,111	18,646,039	18,653,892
Diluted earnings per common share	18,658,701	18,756,605	18,772,322	18,768,764	18,768,207

(a)  Goodwill and other intangible asset impairment charges are discussed in Note 6.

(b)  Crest was acquired on October 1, 2018.