Form 10-Q
period 2020-10-04
MasterCraft Boat Holdings, Inc.
filed 2020-11-12
CIK 1638290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 4, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐     Yes          ☑     No

As of November 9, 2020, there were 18,952,338 shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding.

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

The forward-looking statements contained in this quarterly report on Form 10-Q are based on assumptions that we have made considering our industry experience and our perceptions of historical trends, current conditions, expected future developments and other important factors we believe are appropriate under the circumstances. As you read and consider this quarterly report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many important factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance anticipated in the forward-looking statements, including but not limited to the following: the potential effects of the coronavirus (“COVID-19”) pandemic on the Company, general economic conditions, demand for our products, changes in consumer preferences, competition within our industry, our reliance on our network of independent dealers, our ability to manage our manufacturing levels and our fixed cost base, the successful introduction of our new products and the other important factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, filed with the Securities and Exchange Commission (“SEC”) on September 11, 2020 (our “2020 Annual Report”). Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual operating and financial performance may vary in material respects from the performance projected in these forward-looking statements.

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

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

	Three Months Ended
	October 4,	September 29,
	2020	2019
NET SALES	$103,745	$109,789
COST OF SALES	77,515	84,256
GROSS PROFIT	26,230	25,533
OPERATING EXPENSES:
Selling and marketing	2,907	4,064
General and administrative	8,932	7,785
Amortization of other intangible assets	987	987
Total operating expenses	12,826	12,836
OPERATING INCOME	13,404	12,697
OTHER EXPENSE:
Interest expense	1,019	1,344
INCOME BEFORE INCOME TAX EXPENSE	12,385	11,353
INCOME TAX EXPENSE	2,818	2,730
NET INCOME	$9,567	$8,623

EARNINGS PER SHARE:
Basic	$0.51	$0.46
Diluted	$0.51	$0.46
WEIGHTED AVERAGE SHARES USED FOR COMPUTATION OF:
Basic earnings per share	18,774,336	18,723,845
Diluted earnings per share	18,866,826	18,770,756

Notes to Unaudited Condensed Consolidated Financial Statements form an integral part of the condensed consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	October 4,	June 30,
	2020	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,858	$16,319
Accounts receivable, net of allowances of $330 and $247, respectively	12,993	6,145
Income tax receivable	2,804	4,924
Inventories, net (Note 3)	32,601	25,636
Prepaid expenses and other current assets	3,644	3,719
Total current assets	60,900	56,743
Property, plant and equipment, net	40,659	40,481
Goodwill (Note 4)	29,593	29,593
Other intangible assets, net (Note 4)	62,861	63,849
Deferred income taxes	16,121	16,080
Deferred debt issuance costs, net	392	425
Other long-term assets	694	752
Total assets	$211,220	$207,923
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,675	$10,510
Accrued expenses and other current liabilities (Note 5)	35,891	35,985
Current portion of long-term debt, net of unamortized debt issuance costs (Note 6)	8,943	8,932
Total current liabilities	60,509	55,427
Long-term debt, net of unamortized debt issuance costs (Note 6)	87,426	99,666
Unrecognized tax positions	4,141	3,683
Other long-term liabilities	221	277
Total liabilities	152,297	159,053
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value per share — authorized, 100,000,000 shares; issued and outstanding, 18,952,338 shares at October 4, 2020 and 18,871,637 shares at June 30, 2020	189	189
Additional paid-in capital	116,668	116,182
Accumulated deficit	(57,934)	(67,501)
Total stockholders' equity	58,923	48,870
Total liabilities and stockholders' equity	$211,220	$207,923

Notes to Unaudited Condensed Consolidated Financial Statements form an integral part of the condensed consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2020	18,871,637	$189	$116,182	$(67,501)	$48,870
Share-based compensation activity	80,701	—	486	—	486
Net income	—	—	—	9,567	9,567
Balance at October 4, 2020	18,952,338	$189	$116,668	$(57,934)	$58,923

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2019	18,764,037	$188	$115,582	$(43,454)	$72,316
Share-based compensation activity	74,960	1	169	—	170
Net income	—	—	—	8,623	8,623
Balance at September 29, 2019	18,838,997	$189	$115,751	$(34,831)	$81,109

Notes to Unaudited Condensed Consolidated Financial Statements form an integral part of the condensed consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Dollars in thousands)

	Three Months Ended
	October 4,	September 29,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,567	$8,623
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,739	2,371
Share-based compensation	640	512
Unrecognized tax benefits	458	207
Amortization of debt issuance costs	159	142
Changes in certain operating assets and liabilities	(6,737)	(6,934)
Other, net	546	321
Net cash provided by operating activities	7,372	5,242

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,042)	(4,328)
Proceeds from disposal of property, plant and equipment	—	14
Net cash used in investing activities	(2,042)	(4,314)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on revolving credit facility	(10,000)	—
Principal payments on long-term debt	(2,355)	—
Principal payments on insurance premium financing	(282)	—
Cash paid for withholding taxes on vested stock	(154)	(343)
Net cash provided by financing activities	(12,791)	(343)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(7,461)	585

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	16,319	5,826
CASH AND CASH EQUIVALENTS — END OF PERIOD	$8,858	$6,411
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$828	$835
Cash payments for income taxes	280	3,501
SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures in accounts payable and accrued expenses	242	321

Notes to Unaudited Condensed Consolidated Financial Statements form an integral part of the condensed consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unless stated otherwise dollars in thousands, except per share data)

1.ORGANIZATION, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES

Organization — MasterCraft Boat Holdings, Inc. (“Holdings”) was formed on January 28, 2000, as a Delaware holding company and operates primarily through its wholly owned subsidiaries, MasterCraft Boat Company, LLC; MasterCraft Services, LLC; MasterCraft Parts, Ltd.; and MasterCraft International Sales Administration, Inc. (collectively “MasterCraft”); Nautic Star, LLC and NS Transport, LLC (collectively “NauticStar”); and Crest Marine, LLC (“Crest”). Holdings and its subsidiaries collectively are referred to herein as the “Company.”

 Basis of Presentation — The Company’s fiscal year begins July 1 and ends June 30, with the interim quarterly reporting periods consisting of 13 weeks. Therefore, the fiscal quarter end will not always coincide with the date of the end of a calendar month.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements for the year ended June 30, 2020 and, in the opinion of management, reflect all adjustments considered necessary to present fairly the Company’s financial position as of October 4, 2020, its results of operations for the three months ended October 4, 2020 and September 29, 2019, its cash flows for the three months ended October 4, 2020 and September 29, 2019, and its statements of stockholders’ equity for the three months ended October 4, 2020 and September 29, 2019. All adjustments are of a normal, recurring nature. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the SEC for financial information have been condensed or omitted pursuant to such rules and regulations. The June 30, 2020 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP for complete financial statements. However, management believes that the disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in our 2020 Annual Report on Form 10-K.

Due to the seasonality of the Company’s business, the interim results are not necessarily indicative of the results that may be expected for the remainder of the fiscal year.

COVID-19 Pandemic — To balance wholesale production with the then anticipated impacts to retail demand caused by the economic impacts of the COVID-19 pandemic, the Company reduced production in February 2020 and, in late March 2020, temporarily suspended manufacturing operations at all of the Company’s facilities to protect the health of employees and to comply with governmental mandates. The Company resumed operations at reduced production levels at our manufacturing facilities by mid-May 2020 and the Company continues to ramp up production.

The Company remains subject to risks and uncertainties as a result of the COVID-19 pandemic (including the possibility of a second wave of infections). The extent of the impact of the COVID-19 pandemic on the Company’s business is highly uncertain and difficult to predict, as the response to the COVID-19 pandemic continues to evolve in many countries, including the United States and other markets where the Company operates. Capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic, and it has caused economic downturns or recessions in the U.S. and other markets where the Company operates. Such economic disruption could have a material adverse effect on the Company’s business as retail demand for our products could decline which would in-turn reduce wholesale demand from the Company’s dealers. Policymakers around the world have responded and may continue to respond with fiscal and monetary policy actions to support the economy. The magnitude and overall effectiveness of these actions remain uncertain.

The severity of the impact of the COVID-19 pandemic on the Company's business will depend on a number of factors, including, but not limited to, the duration, spread, severity, and impact of the pandemic, the remedial actions and stimulus measures adopted by local and federal governments, the effects of the pandemic on the Company's consumers, dealers, suppliers and workforce, and to the extent normal economic and operating conditions can resume, all of which are uncertain and cannot be predicted. The Company's future results of operations, cash flows, and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms, supply chain or workforce disruptions and uncertain demand, impairment charges, and the impact of any initiatives that the Company may undertake to address financial and operational challenges faced by it and its consumers, dealers, and suppliers. As of the date of issuance of these consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact the Company's financial condition, liquidity, or results of operations is uncertain.

There were no significant changes in or changes in the application of the Company’s significant or critical accounting policies or estimation procedures for the three months ended October 4, 2020 as compared with the significant accounting policies described in the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2020.

New Accounting Pronouncements Issued But Not Yet Adopted

Income Taxes — In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). This ASU simplifies the accounting for income taxes by, among other things, eliminating certain existing exceptions related to the general approach in ASC 740 relating to franchise taxes, reducing complexity in the interim-period accounting for year-to-date loss limitations and changes in tax laws, and clarifying the accounting for transactions outside of business combination that result in a step-up in the tax basis of goodwill. The transition requirements are primarily prospective, and the effective date is for interim and annual reporting periods beginning after December 15, 2020, with early adoption permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

Recently Adopted Accounting Standards

Fair Value Measurements — In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This guidance modifies the disclosure requirements on fair value measurements in Topic 820 by removing disclosures regarding transfers between Level 1 and Level 2 of the fair value hierarchy, by modifying the measurement uncertainty disclosure, and by requiring additional disclosures for Level 3 fair value measurements, among others. The Company adopted this guidance for its fiscal year beginning July 1, 2020. The adoption of this standard did not have an impact on the consolidated financial statements.

Current Expected Credit Loss — In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which updated the ASC to use an impairment model that is based on expected losses rather than incurred losses. The Company adopted this guidance for its fiscal year beginning July 1, 2020. The adoption of this standard did not have an impact on the consolidated financial statements.

2.	REVENUE RECOGNITION

The following table presents the Company’s revenue by major product category for each reportable segment.

	Three Months Ended October 4, 2020				Three Months Ended September 29, 2019
	MasterCraft	NauticStar	Crest	Total	MasterCraft	NauticStar	Crest	Total
Major Product Categories:
Boats and trailers	$68,582	$12,216	$17,610	$98,408	$69,286	$17,834	$18,624	$105,744
Parts	4,545	123	391	5,059	3,432	160	181	3,773
Other revenue	237	3	38	278	195	1	76	272
Total	$73,364	$12,342	$18,039	$103,745	$72,913	$17,995	$18,881	$109,789

Contract Liabilities

As of June 30, 2020, the Company had $0.6 million of contract liabilities associated with customer deposits. During the three months ended October 4, 2020, all of this amount was recognized as revenue. As of October 4, 2020, total contract liabilities associated with customer deposits were $1.1 million, were reported in Accrued expenses and other current liabilities on the condensed consolidated balance sheet, and are expected to be recognized as revenue during the remainder of the year ended June 30, 2021.

3.	INVENTORIES

Inventories consisted of the following:

	October 4,	June 30,
	2020	2020
Raw materials and supplies	$23,781	$18,318
Work in process	5,230	3,866
Finished goods	5,971	4,876
Obsolescence reserve	(2,381)	(1,424)
Total inventories	$32,601	$25,636

4.GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amounts of goodwill as of October 4, 2020 and June 30, 2019, attributable to each of the Company’s reportable segments, were as follows:

	Gross Amount	Accumulated Impairment Losses	Total
MasterCraft	$29,593	$-	$29,593
NauticStar	36,199	(36,199)	-
Crest	36,238	(36,238)	-
Total	$102,030	$(72,437)	$29,593

The following table presents the carrying amount of Other intangible assets, net:

	October 4,			June 30,
	2020			2020
	Gross Amount	Accumulated Amortization / Impairment	Other intangible assets, net	Gross Amount	Accumulated Amortization / Impairment	Other intangible assets, net
Amortized intangible assets
Dealer networks	$39,500	$(10,786)	$28,714	$39,500	$(9,810)	$29,690
Software	245	(98)	147	245	(86)	159
	39,745	(10,884)	28,861	39,745	(9,896)	29,849

Unamortized intangible assets
Trade names	49,000	(15,000)	34,000	49,000	(15,000)	34,000
Total other intangible assets	$88,745	$(25,884)	$62,861	$88,745	$(24,896)	$63,849

Amortization expense related to Other intangible assets, net for each of the three months ended October 4, 2020 and September 29, 2019 was $1.0 million. Estimated amortization expense for the fiscal year ended June 30, 2021 is $4.0 million.

5.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	October 4,	June 30,
	2020	2020
Warranty	$20,533	$20,004
Dealer incentives	4,890	8,448
Compensation and related accruals	3,284	1,488
Floor plan interest	1,153	732
Inventory repurchase contingent obligation	640	1,132
Insurance premium financing	380	662
Self-insurance	491	704
Debt interest	31	—
Other	4,489	2,815
Total accrued expenses and other current liabilities	$35,891	$35,985

Accrued warranty liability activity was as follows for the three months ending:

	October 4,	September 29,
	2020	2019
Balance at the beginning of the period	$20,004	$17,205
Provisions	1,833	1,999
Payments made	(2,103)	(2,302)
Aggregate changes for preexisting warranties	799	788
Balance at the end of the period	$20,533	$17,690

Insurance Premium Financing

On March 27, 2020, the Company executed an insurance premium financing agreement of $1.1 million with a premium finance company in order to finance certain of its annual insurance premiums. Beginning on April 1, 2020, the financing agreement is payable in eleven monthly installments of principal and interest of approximately $0.1 million. The agreement bears interest at 3.6%. The balance of the insurance premium financing as of October 4, 2020 was $0.4 million and is recorded in Accrued expenses and other current liabilities.

6.LONG-TERM DEBT

Long-term debt is as follows:

	October 4,	June 30,
	2020	2020
Revolving credit facility	$-	$10,000
Term loans	97,638	99,993
Debt issuance costs on term loans	(1,269)	(1,395)
Total debt	96,369	108,598
Less current portion of long-term debt	9,420	9,420
Less current portion of debt issuance costs on term loans	(477)	(488)
Long-term debt, net of current portion	$87,426	$99,666

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

Amendment to Fourth Amended Credit Agreement

On May 7, 2020, the Company entered into Amendment No. 3 to the Fourth Amended Credit Agreement (the “Amendment”). The changes effected by the Amendment include, among others, the temporary removal and replacement of the Company’s financial covenants, the addition of a 50 basis point floor on LIBOR, modifications to the range of applicable LIBOR and prime interest rate margins, and a revision of the Total Net Leverage Ratio calculation. Under the Amendment, the Total Net Leverage Ratio covenant and Fixed Charge Coverage Ratio covenant of the Fourth Amended Credit Agreement are temporarily replaced with three separate covenants: (i) an Interest Coverage Ratio, (ii) a Minimum Liquidity threshold, and (iii) a Maximum Unfinanced Capital Expenditures limitation (the “Package of Financial Covenants”). The Package of Financial Covenants are in place through the quarter ended March 31, 2021, after which time the Total Net Leverage Ratio covenant and Fixed Charge Coverage Ratio covenant will be reinstated and the Package of Financial Covenants will sunset, and with the minimum liquidity covenant being tested on the last day of each fiscal month through May 31, 2021. In addition, the Total Net Leverage Ratio calculation was temporarily revised to include all unrestricted cash balances, without limitation, until June 30, 2021. As of October 4, 2020, the Company was in compliance with its financial covenants under the Amendment to the Fourth Amended Credit Agreement.

Pursuant to the Amendment, the applicable interest, at the Company’s option, is at either the prime rate plus an applicable margin ranging from 0.5% to 2.25% or at a LIBOR rate, subject to a 50 basis point floor, plus an applicable margin ranging from 1.5% to 3.25%, in each case based on the Company’s Total Net Leverage Ratio. During the quarter, the applicable margin for loans accruing interest at the prime rate was 1.25% and the applicable margin for loans accruing interest at LIBOR was 2.25%.

Revolving Credit Facility

During the three months ended October 4, 2020, the Company repaid $10.0 million on its $35.0 million Revolving Credit Facility and the availability under the Revolving Credit Facility as of October 4, 2020 was $35.0 million.

7.	INCOME TAXES

The Company’s consolidated interim effective tax rate is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items. The differences between the Company’s effective tax rates and the statutory federal tax rate of 21.0% primarily relate to the inclusion of the state tax rate in the overall effective rate, the benefit of federal and state credits, and a permanent benefit associated with the foreign derived intangible income deduction, partially offset by a permanent add-back for Section 162(m) limitations. During the three months ended October 4, 2020 and September 29, 2019, the Company’s effective tax rates were 22.8% and 24.0%, respectively.  The Company’s effective tax rate for the three months ended October 4, 2020 is lower compared to the effective tax rate for the three months ended September 29, 2019, primarily due to an increase in the benefit of federal and state tax credits, partially offset by a decrease in the Company’s net permanent benefits, largely driven by changes in the foreign derived intangible income deduction, and add-back for Section 162(m) limitations.

8.	EARNINGS PER SHARE

The following table sets forth the computation of the Company’s earnings per share:

	Three Months Ended
	October 4,	September 29,
	2020	2019
Net income	$9,567	$8,623
Weighted average shares — basic	18,774,336	18,723,845
Dilutive effect of assumed exercises of stock options	14,099	27,474
Dilutive effect of assumed restricted share awards/units	78,391	19,437
Weighted average outstanding shares — diluted	18,866,826	18,770,756
Basic earnings per share	$0.51	$0.46
Diluted earnings per share	$0.51	$0.46

For the three months ended October 4, 2020 and September 29, 2019, an immaterial number of shares were excluded from the computation of diluted earnings per share as the effect would have been anti-dilutive.

9.	SHARE-BASED COMPENSATION

The following table presents the components of share-based compensation expense by award type.

	Three Months Ended
	October 4,	September 29,
	2020	2019
Restricted stock awards	$417	$252
Performance stock units	223	251
Stock options	—	9
Share-based compensation expense	$640	$512

Restricted Stock Awards

During the three months ended October 4, 2020, the Company granted 87,047 restricted stock awards (“RSAs”) to the Company’s non-executive directors, officers and certain other key employees. Generally, the shares of restricted stock granted during the three months ended October 4, 2020, vest pro-rata over three years for officers and certain other key employees and over one year for non-executive directors. The Company determined the fair value of the shares awarded by using the close price of our common stock as of the date of grant. The weighted average grant date fair value of RSAs granted in the three months ended October 4, 2020, was $19.96 per share.

The following table summarizes the status of nonvested RSAs as of October 4, 2020, and changes during the three months then ended.

		Average
	Nonvested	Grant-Date
	Restricted	Fair Value
	Shares	(per share)
Nonvested at June 30, 2020	106,894	$18.01
Granted	87,047	19.96
Vested	(26,170)	19.31
Forfeited	(8,673)	19.29
Nonvested at October 4, 2020	159,098	18.79

As of October 4, 2020, there was $2.3 million of total unrecognized compensation expense related to nonvested RSAs.  The Company expects this expense to be recognized over a weighted average period of 2.0 years.

Performance Stock Units

Performance stock units (“PSUs”) are a form of long-term incentive compensation awarded to executive officers and certain other key employees designed to directly align the interests of employees to the interests of the Company’s stockholders, and to create long-term stockholder value. The awards will be earned based on the Company’s achievement of certain performance criteria over a three-year performance period. The performance period for the awards commences on July 1 of the fiscal year in which they were granted and continue for a three-year period, ending on June 30 of the applicable year. The probability of achieving the performance criteria is assessed quarterly. Following the determination of the Company’s achievement with respect to the performance criteria, the number of shares awarded is subject to further adjustment based on the application of a total shareholder return (“TSR”) modifier. The grant date fair value is determined based on both the probability assessment of the Company achieving the performance criteria and an estimate of the expected TSR modifier. The TSR modifier estimate is determined using a Monte Carlo Simulation model, which considers the likelihood of numerous possible outcomes of long-term market performance. Compensation expense related to nonvested PSUs is recognized ratably over the performance period.

Supplemental PSUs

On July 16, 2020, after consulting with outside compensation advisors and outside legal counsel, reviewing market data and benchmarking expected relative compensation to the market data, the Company’s Compensation Committee made the decision to grant additional PSUs under the Long-term Incentive Plan (“LTIP Program”) to certain of the Company’s officers, (the “Supplemental PSUs”). The “Performance Period” for the Supplemental PSUs is a two-year period commencing July 1, 2020 and ending June 30, 2022. The Supplemental PSUs were granted to attract and motivate key employees whose existing fiscal 2019 and fiscal 2020 PSU grants (the “Existing PSUs”) were unlikely to achieve minimum performance goals due to the unprecedented effects of the COVID-19 pandemic.

The number of Supplemental PSUs that a grantee earns for the performance period will be determined by multiplying the target award by the product of (i) the Composite Payout Percentage and (ii) the Relative TSR Modifier. The “Composite Payout Percentage” is calculated based on the Company’s Total Market Share Percentage, Total Consumer Satisfaction Index Percentage and Total Dealer Inventory Turnover Percentage (each as defined in the Supplemental PSU Award Agreement). Following the determination of the Company’s achievement with respect to the Composite Payout Percentage over the Performance Period, the vesting of each award will be subject to adjustment based upon the application of a Relative TSR Modifier. The Supplemental PSUs are capped at 90% of the Existing PSUs’ original fair value and would be reduced for any shares issuable upon satisfaction of the performance criteria pursuant to the Existing PSUs.

The following table summarizes the status of nonvested PSUs as of October 4, 2020, and changes during the three months then ended.

		Average
	Nonvested	Grant-Date
	Performance	Fair Value
	Stock Units	(per share)
Nonvested at June 30, 2020	67,404	$20.02
Granted	121,914	19.99
Vested	-	-
Forfeited	(15,588)	20.25
Nonvested at October 4, 2020	173,730	19.98

As of October 4, 2020, there was $2.2 million of total unrecognized compensation expense related to nonvested PSUs.  The Company expects this expense to be recognized over a weighted average period of 2.24 years.

10.SEGMENT INFORMATION

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

Each segment distributes its products through its own dealer network. The CODM regularly reviews the operating performance of each segment including measures of performance based on operating income. Each segment has its own management structure which is responsible for the operations of the segment and which is directly accountable to the CODM. The Company files a consolidated income tax return and does not allocate income taxes and other corporate-level expenses, including interest, to operating segments. All material corporate costs are included in the MasterCraft segment.

Selected financial information for the Company’s reportable segments was as follows:

	For the Three Months Ended October 4, 2020
	MasterCraft	NauticStar	Crest	Consolidated
Net sales	$73,364	$12,342	$18,039	$103,745
Operating income (loss)	13,361	(1,619)	1,662	13,404
Depreciation and amortization	1,301	814	624	2,739
Purchases of property, plant and equipment	1,799	243	—	2,042

	For the Three Months Ended September 29, 2019
	MasterCraft	NauticStar	Crest	Consolidated
Net sales	$72,913	$17,995	$18,881	$109,789
Operating income	12,207	27	463	12,697
Depreciation and amortization	1,020	801	550	2,371
Purchases of property, plant and equipment	2,733	819	776	4,328

The following table presents total assets for the Company’s reportable segments.

	October 4, 2020	June 30, 2020
Assets:
MasterCraft	$293,899	$294,139
NauticStar	39,121	36,720
Crest	41,213	40,077
Eliminations(a)	(163,013)	(163,013)
Total assets	$211,220	$207,923

(a)	Represents the Company’s initial investment in NauticStar and Crest, which is included in total assets attributed to the MasterCraft segment.

11.SUBSEQUENT EVENT

On August 13, 2020, the Company entered into an agreement to purchase certain real property located in Merritt Island, Florida, including an approximately 140,000 sq. ft. boat manufacturing facility. During October 2020, the Company completed this purchase for a total cost of $14.2 million.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read together with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. In addition, the statements in this discussion and analysis regarding our expectations concerning the performance of our business, anticipated financial results, liquidity and the other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Cautionary Note Regarding Forward-Looking Statements” above and in “Risk Factors” set forth in our 2020 Annual Report on Form 10-K. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

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

COVID-19 Pandemic

We continue to be subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on our business is highly uncertain and difficult to predict, as the response to the COVID-19 pandemic is still evolving in many countries, including the United States and other markets where we operate.

Impact to Operations

To balance wholesale production with the anticipated impacts to retail demand caused by the economic impacts of the COVID-19 pandemic, we reduced production in February 2020 and, in late March 2020, temporarily suspended manufacturing operations at all of our facilities to protect the health of our employees and comply with governmental mandates. We resumed operations at reduced production levels at our manufacturing facilities by mid-May 2020 and we continue to ramp up production.

MasterCraft, NauticStar and Crest each achieved a steady increase in production during the first quarter of fiscal 2021. Although all of our segments made progress, NauticStar’s performance lagged behind our other brands during the first quarter. In August 2020, we announced that Scott Womack had been named President of NauticStar. We believe NauticStar will greatly benefit from Mr. Womack’s years of executive leadership, manufacturing experience and proven dedication to operational excellence.

Impact to Liquidity and Capital Resources

During March 2020, we drew $35.0 million on our Revolving Credit Facility as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of uncertainty in the global markets resulting from the COVID-19 pandemic. Additionally, on May 7, 2020, we entered into Amendment No. 3 (the “Amendment”) to the Fourth Amended & Restated Credit and Guarantee Agreement (the “Credit Facility”) to strengthen our financial flexibility. Among other things, the changes effected by the

Amendment provide temporary relief under our financial covenants. See Note 6 in Notes to Consolidated Financial Statements for more information regarding these changes. The performance of the business and our cash management activities provided the flexibility to repay the entire Revolving Credit Facility as of October 4, 2020. As of October 4, 2020, we were in compliance with our financial covenants under the Amendment to the Credit Facility.

Outlook

We believe strong marine retail demand, coupled with abnormally low retail inventory levels for all our brands have created a growth opportunity for fiscal 2021 and potentially into future years. We continue to ramp up production at our facilities and we expect this ramp up phase to continue through fiscal 2021 in order to meet strong wholesale demand as our dealers seek to satisfy current retail order flow and replenish their stock inventory. As we navigate the unprecedented confluence of demand and disruption precipitated by the COVID-19 pandemic, our production during this ramp up period will depend, in large part, on our suppliers’ capacity. Additionally, our ability to grow and retain a high-performing workforce will be critical to meeting our production objectives.

Although the consumer responses to the COVID-19 pandemic have thus far resulted in strong demand for our products, significant uncertainty exists in the economy as a result of the unpredictable outlook for the COVID-19 pandemic. The ultimate impact of the COVID-19 pandemic on our business is uncertain and will depend on a number of factors, including, the duration, spread and severity, the remedial action and stimulus measures adopted by local, state and federal governments, the effects of the pandemic on our consumers, dealers, suppliers and workforce, and the extent to which normal economic and operating conditions can resume and be sustained within the general economy. Our future results of operations, cash flows, and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms, supply chain or workforce disruptions and uncertain demand, additional manufacturing suspensions, additional other intangible asset impairment charges, and the impact of any initiatives that we may undertake to address financial and operational challenges faced by us and our consumers, dealers, and suppliers.

Overview of Results of Operations

Net sales were $103.7 million for the first quarter of 2021, which represented a decrease of 5.5 percent as compared to the first quarter of 2020. The decrease was primarily due to lower sales volumes as we continue to ramp up production at each of our segments. Partially offsetting the impact of lower volumes was lower dealer incentives, a favorable mix of higher-priced and higher-contented models, and higher parts sales volume for MasterCraft and Crest.

Gross profit for the first quarter of 2021 increased 2.7 percent, primarily due to lower dealer incentives, higher prices, favorable model mix, and higher parts sales volume at MasterCraft and Crest. These increases were partially offset by lower unit sales volume for each reportable segment and higher labor costs at MasterCraft and NauticStar. Gross margin increased by 200 basis points to 25.3 percent for the first quarter of 2021 from 23.3 percent for the first quarter of 2020 primarily due to lower dealer incentives and materials costs as a percentage of sales, partially offset by lower overhead absorption driven by lower sales volume and higher labor costs as a percentage of sales.

Net income was $9.6 million for the first quarter of 2021, compared to Net income of $8.6 million for the first quarter of 2020. Diluted earnings per share was $0.51, compared to diluted net income per share of $0.46 for the prior year period.

Merritt Island Facility Purchase

On August 13, 2020, we entered into an agreement to purchase certain real property located in Merritt Island, Florida, including an approximately 140,000 sq. ft. boat manufacturing facility, (the “Merritt Island Facility”). On October 26, 2020 we completed this purchase for a total cost of $14.2 million. We are expanding our overall boat building capacity by moving all Aviara production to the Merritt Island Facility. While we believe this additional capacity will help facilitate Aviara’s long-term growth, importantly, we also believe that removing Aviara production from our Vonore, Tennessee facility will allow for an immediate increase in capacity and productivity for our MasterCraft brand. The transition of Aviara’s production has already begun and we expect to begin producing Aviara in the Merritt Island Facility by early third quarter of fiscal 2021.

Results of Operations

The table below presents our consolidated results of operations for the three months ended:

	Three Months Ended
	October 4,	September 29,	2021 vs. 2020
	2020	2019	Change	% Change
	(Dollars in thousands)
Consolidated statements of operations:
NET SALES	$103,745	$109,789	$(6,044)	(5.5%)
COST OF SALES	77,515	84,256	(6,741)	(8.0%)
GROSS PROFIT	26,230	25,533	697	2.7%
OPERATING EXPENSES:
Selling and marketing	2,907	4,064	(1,157)	(28.5%)
General and administrative	8,932	7,785	1,147	14.7%
Amortization of other intangible assets	987	987	-	0.0%
Total operating expenses	12,826	12,836	(10)	(0.1%)
OPERATING INCOME	13,404	12,697	707	5.6%
OTHER EXPENSE:
Interest expense	1,019	1,344	(325)	(24.2%)
INCOME BEFORE INCOME TAX EXPENSE	12,385	11,353	1,032	9.1%
INCOME TAX EXPENSE	2,818	2,730	88	3.2%
NET INCOME	$9,567	$8,623	$944	10.9%
Additional financial and other data:
Unit sales volume:
MasterCraft	653	741	(88)	(11.9%)
NauticStar	286	396	(110)	(27.8%)
Crest	453	526	(73)	(13.9%)
Consolidated unit sales volume	1,392	1,663	(271)	(16.3%)
Net sales:
MasterCraft	$73,364	$72,913	$451	0.6%
NauticStar	12,342	17,995	(5,653)	(31.4%)
Crest	18,039	18,881	(842)	(4.5%)
Consolidated net sales	$103,745	$109,789	$(6,044)	(5.5%)
Net sales per unit:
MasterCraft	$112	$98	$14	14.3%
NauticStar	43	45	(2)	(4.4%)
Crest	40	36	4	11.1%
Consolidated net sales per unit	75	66	9	13.6%
Gross margin	25.3%	23.3%	200 bps

Three Months Ended October 4, 2020 Compared to the Three Months Ended September 29, 2019

Net Sales.  Net Sales for the first quarter were $103.7 million, a decrease of $6.0 million, or 5.5 percent, compared to $109.8 million for the prior-year period. The decrease was primarily due to:

•	a $5.7 million decrease for the NauticStar segment primarily due to primarily due to lower sales volume, as NauticStar continues to ramp up production,
•	an $0.8 million decrease for the Crest segment primarily due to lower sales volume, as Crest continues to ramp up production, partially offset by favorable mix and higher-priced models, and

•

a $0.5 million increase for the MasterCraft segment, as the impact of lower sales volume associated with our continued production ramp up was offset by lower dealer incentives, a favorable mix of higher-priced and higher-contented models, and higher parts sales volume.

Gross Profit and Gross Margin.  Gross profit increased $0.7 million, or 2.7 percent, to $26.2 million compared to $25.5 million for the prior-year period. The increase was primarily a result of higher prices, lower dealer incentives and higher parts revenue at MasterCraft and Crest and favorable model and options mix at MasterCraft. These increases were partially offset by lower unit sales volume for each reportable segment and higher labor costs at MasterCraft and NauticStar. We expect to continue to realize higher labor costs for the full fiscal year due to changes, implemented in the first quarter, to our production employee compensation package at MasterCraft.

Gross margin increased primarily due to lower dealer incentives and materials costs as a percentage of sales, and higher prices, partially offset by lower overhead absorption driven by lower sales volume and higher labor costs as a percentage of sales.

Operating Expenses. Operating expenses were flat compared to the prior-year period as lower Selling and marketing costs, primarily due to timing of anticipated marketing spend within the year, were offset by higher General and administrative expenses, primarily driven by additional spend related to product development and variable compensation costs.

Interest Expense.  Interest expense decreased $0.3 million, or 24.2 percent primarily due to lower effective interest rates and lower average outstanding debt balances during the quarter compared to the prior-year period.

Income Tax Expense.  Our consolidated interim effective income tax rate decreased to 22.8 percent for the first quarter of 2021 from 24.0 percent for first quarter of 2020.

Non-GAAP Measures

EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin

We define EBITDA as earnings before interest expense, income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA further adjusted to eliminate certain non-cash charges or other items that we do not consider to be indicative of our core and/or ongoing operations. For the periods presented herein, these adjustments include Aviara transition costs and Aviara (new brand) startup costs, and non-cash share-based compensation. We define Adjusted EBITDA margin as Adjusted EBITDA expressed as a percentage of Net sales.

Adjusted Net Income and Adjusted Net Income Per Share

We define Adjusted Net Income and Adjusted Net Income per share as net income adjusted to eliminate certain non-cash charges or other items that we do not consider to be indicative of our core and/or ongoing operations and adjusted for the impact to income tax expense (benefit) related to non-GAAP adjustments. For the periods presented herein, these adjustments include Aviara transition costs, Aviara (new brand) startup costs, and certain non-cash items including other intangible asset amortization and share-based compensation.

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

The following table presents a reconciliation of net income as determined in accordance with U.S. GAAP to EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin for the periods indicated:

	Three Months Ended
	October 4,	September 29,
	2020	2019

Net income	$9,567	$8,623
Income tax expense	2,818	2,730
Interest expense	1,019	1,344
Depreciation and amortization	2,739	2,371
EBITDA	16,143	15,068
Share-based compensation	640	512
Aviara start-up costs(a)	-	308
Aviara transition costs(b)	178	-
Adjusted EBITDA	$16,961	$15,888
Adjusted EBITDA Margin	16.3%	14.5%

(a)

Represents start-up costs associated with Aviara, a completely new boat brand in an industry category previously not served by the Company. We began selling the brand’s first two models, the AV32 and the AV36, during the first and second quarters of fiscal 2020, respectively. We expect to begin selling one additional model, the AV40, after the Aviara transition of production to the new Merritt Island facility in Florida. Start-up costs presented for fiscal 2020 are related to the AV36 and AV40 models.

(b)

Represents costs to transition production of the Aviara brand from Vonore, Tennessee to Merritt Island, Florida. Costs include duplicative overhead costs and costs not indicative of ongoing operations (such as training and facility preparation).  We expect to incur such costs until Aviara production is fully transitioned, which we expect will be completed during fiscal 2021.

The following table presents a reconciliation of net income as determined in accordance with U.S. GAAP to Adjusted Net Income for the periods indicated:

	Three Months Ended
	October 4,	September 29,
	2020	2019
	(Dollars in thousands)
Net income	$9,567	$8,623
Income tax expense	2,818	2,730
Amortization of acquisition intangibles	960	960
Aviara start-up costs(a)	-	308
Aviara transition costs(b)	178	-
Share-based compensation	640	512
Adjusted Net Income before income taxes	14,163	13,133
Adjusted income tax expense(c)	3,257	3,021
Adjusted Net Income	$10,906	$10,112

Adjusted Net Income per share:
Basic	$0.58	$0.54
Diluted	$0.58	$0.54
Weighted average shares used for the computation of:
Basic Adjusted Net Income per share	18,774,336	18,723,845
Diluted Adjusted Net Income per share	18,866,826	18,770,756

(a)

Represents start-up costs associated with Aviara, a completely new boat brand in an industry category previously not served by the Company. We began selling the brand’s first two models, the AV32 and the AV36, during the first and second quarters of fiscal 2020, respectively. We expect to begin selling one additional model, the AV40, after the Aviara transition of production to the new Merritt Island facility in Florida. Start-up costs presented for fiscal 2020 are related to the AV36 and AV40 models.

(b)

Represents costs to transition production of the Aviara brand from Vonore, Tennessee to Merritt Island, Florida. Costs include duplicative overhead costs and costs not indicative of ongoing operations (such as training and facility preparation).  We expect to incur such costs until Aviara production is fully transitioned, which we expect will be completed during fiscal 2021.

(c)	Reflects income tax expense at an income tax rate of 23.0% for each period presented.

The following table presents the reconciliation of net income per diluted share to Adjusted net income per diluted share for the periods presented:

	Three Months Ended
	October 4,	September 29,
	2020	2019
Net income per diluted share	$0.51	$0.46
Impact of adjustments:
Income tax expense	0.15	0.15
Amortization of acquisition intangibles	0.05	0.05
Aviara start-up costs(a)	-	0.02
Aviara transition costs(b)	0.01	-
Share-based compensation	0.03	0.03
Adjusted Net Income per diluted share before income taxes	0.75	0.71
Impact of adjusted income tax expense on net income per diluted share before income taxes(c)	(0.17)	(0.17)
Adjusted Net Income per diluted share	$0.58	$0.54

(a)

Represents start-up costs associated with Aviara, a completely new boat brand in an industry category previously not served by the Company. We began selling the brand’s first two models, the AV32 and the AV36, during the first and second quarters of fiscal 2020, respectively. We expect to begin selling one additional model, the AV40, after the Aviara transition of production to the new Merritt Island facility in Florida. Start-up costs presented for fiscal 2020 are related to the AV36 and AV40 models.

(b)

Represents costs to transition production of the Aviara brand from Vonore, Tennessee to Merritt Island, Florida. Costs include duplicative overhead costs and costs not indicative of ongoing operations (such as training and facility preparation).  We expect to incur such costs until Aviara production is fully transitioned, which we expect will be completed during fiscal 2021.

(c)	Reflects income tax expense at an income tax rate of 23.0% for each period presented.

Change in Non-GAAP Financial Measure

Prior to fiscal year-end 2020, the Company’s calculation of a diluted per share amount of Adjusted Net Income included an adjustment to fully dilute this non-GAAP measure for all outstanding share-based compensation grants. This additional dilution was incorporated by adjusting the GAAP measure, Weighted Average Shares Used for the Computation of Basic earnings per share, as presented on the Consolidated Statements of Operations, to include a dilutive effect for all outstanding RSAs, PSUs, and stock options. Beginning with the fiscal year-end 2020 presentation and for all subsequent periods, the Company will no longer include this additional dilution impact in its calculation of Adjusted Net Income per diluted share. The Company has instead utilized the Weighted Average Shares Used for the Computation of Basic and Diluted earnings per share as presented on the Consolidated Statements of Operations to calculate Adjusted Net Income per diluted share for all periods presented herein.

The Company believes that, because its outstanding share-based compensation grants no longer result in a material amount of dilution of its earnings as was the case nearer to the date of our IPO, the adjustment methodology previously used no longer provides meaningful information to management or other users of its financial statements. This change resulted in an increase of $0.01 in the three months ended September 29, 2019 in the amount of Adjusted Net Income per diluted share from what was previously reported.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance working capital, fund capital expenditures, and service our debt. Our principal sources of liquidity are our cash balance, cash generated from operating activities, our Revolving Credit Facility and the refinancing and/or new issuance of long-term debt. As of October 4, 2020, we had a cash balance of $8.9 million in addition to $35.0 million of available borrowing capacity under the Revolving Credit Facility. During October 2020, the Company completed the purchase of the Merritt Island, Florida for a total cost of $14.2 million. See Note 11 in Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding this transaction.

We believe our cash balance, cash from operations, and availability under the Revolving Credit Facility will be sufficient to provide for our liquidity and capital resource needs. However, we are continuing to monitor the COVID-19 pandemic and its impact on our business, dealers, consumers and industry as a whole. The following table summarizes the cash flows from operating, investing, and financing activities:

The following table summarizes our cash flows from operating, investing, and financing activities:

	Three Months Ended
	October 4,	September 29,
	2020	2019	Change
	(Dollars in thousands)
Total cash provided by (used in):
Operating activities	$7,372	$5,242	$2,130
Investing activities	(2,042)	(4,314)	2,272
Financing activities	(12,791)	(343)	(12,448)
Net change in cash	$(7,461)	$585	$(8,046)

Cash Flows

Net cash provided by operating activities increased primarily due to higher operating income partially offset by additional working capital usage. Working capital is defined as Accounts receivable, Income tax receivable, Inventories, and Prepaid expenses and other current assets net of Accounts payable, Income tax payable, and Accrued expenses and other current liabilities as presented in the condensed consolidated balance sheets. Cash flows from working capital changes were generally flat compared to the prior year quarter and included:

•

a $10.1 million decrease related to Accounts receivable primarily due to a larger increase in receivables during first quarter of fiscal 2021 as compared to the same period in fiscal 2020 driven by relative sales volumes improvement and the impact of an improved Crest collection cycle during the first quarter of fiscal 2020;

•	a $3.5 million decrease attributable to Inventories mainly as a result of an increase in raw materials and work-in-process driven by increasing production during the first quarter of fiscal 2021;
•	a $5.7 million increase attributable to Accounts payable driven by increasing production during the first quarter of fiscal 2021;
•

a $5.0 million increase related to Accrued expenses and other current liabilities largely from lower cash used for variable compensation and dealer incentives for the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020; and

•	a $3.0 million increase related to Income tax activity as overpayments from fiscal 2020 were used to reduce cash requirements for income taxes in the first quarter of fiscal 2021.

Net cash used in investing activities decreased $2.3 million primarily due to lower capital expenditures.

Financing cash flow decreased primarily as the result of higher repayments of debt during the first quarter of fiscal 2021 as compared to the same period of the prior year. The Company repaid $10.0 million on its Revolving Credit Facility and $2.4 million of scheduled principal repayments on its term loans during the first quarter of fiscal 2021. The Company had no principal repayments on long-term debt during the first quarter of fiscal 2020 due to the Company’s fiscal quarter ending on September 29, 2019, prior to the scheduled quarterly principal repayment due on September 30, 2019.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet financing arrangements as of October 4, 2020.

Emerging Growth Company

We are currently an emerging growth company, as defined in the JOBS Act. We will continue to be an emerging growth company until June 30, 2021, which is the last day of our fiscal year following the fifth anniversary of the date of completion of our initial public offering. As a result, beginning with our annual reporting requirements related to fiscal 2021, we may no longer take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding stockholder advisory “say-on-pay” votes on executive compensation and stockholder advisory votes on golden parachute compensation.

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

Critical Accounting Policies

As of October 4, 2020 there were no significant changes in or changes in the application of our critical accounting policies or estimation procedures from those presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, which was filed with the SEC on September 11, 2020.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Refer to our 2020 Annual Report for a complete discussion of the Company’s market risk. There have been no material changes in market risk from those disclosed therein.

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

As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of October 4, 2020.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended October 4, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

During the three months ended October 4, 2020, there were no material changes to the risk factors disclosed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of MCBC Holdings, Inc.	10-K	001-37502	3.1	9/18/15
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of MasterCraft Boat Holdings, Inc.	10-Q	001-37502	3.2	11/9/18
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of MasterCraft Boat Holdings, Inc.	8-K	001-37502	3.1	10/25/19
3.4	Fourth Amended and Restated By-laws of MasterCraft Boat Holdings, Inc.	8-K	001-37502	3.2	10/25/19
10.1	Agreement for Purchase and Sale of Merritt Island Facility					*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASTERCRAFT BOAT HOLDINGS, INC.
(Registrant)

Date:	November 12, 2020	By:	/s/ FREDERICK A. BRIGHTBILL
Frederick A. Brightbill
Chief Executive Officer (Principal Executive Officer) and Chairman of the Board

Date:	November 12, 2020	By:	/s/ TIMOTHY M. OXLEY
Timothy M. Oxley
Chief Financial Officer (Principal Financial and Accounting Officer),
Treasurer and Secretary