Form 10-Q
period 2021-01-03
MasterCraft Boat Holdings, Inc.
filed 2021-02-10
CIK 1638290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 3, 2021

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

As of February 8, 2021, there were 18,949,261 shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding.

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

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	January 3,	December 29,	January 3,	December 29,
	2021	2019	2021	2019
NET SALES	$118,677	$99,628	$222,422	$209,417
COST OF SALES	89,404	78,486	166,919	162,742
GROSS PROFIT	29,273	21,142	55,503	46,675
OPERATING EXPENSES:
Selling and marketing	2,989	4,343	5,896	8,407
General and administrative	8,352	5,477	17,284	13,262
Amortization of other intangible assets	987	987	1,974	1,974
Total operating expenses	12,328	10,807	25,154	23,643
OPERATING INCOME	16,945	10,335	30,349	23,032
OTHER EXPENSE:
Interest expense	870	1,237	1,889	2,581
INCOME BEFORE INCOME TAX EXPENSE	16,075	9,098	28,460	20,451
INCOME TAX EXPENSE	3,574	2,219	6,392	4,949
NET INCOME	$12,501	$6,879	$22,068	$15,502

EARNINGS PER SHARE:
Basic	$0.66	$0.37	$1.17	$0.83
Diluted	$0.66	$0.37	$1.17	$0.83
WEIGHTED AVERAGE SHARES USED FOR COMPUTATION OF:
Basic earnings per share	18,807,316	18,730,688	18,790,826	18,727,267
Diluted earnings per share	18,928,408	18,770,783	18,897,617	18,770,770

Notes to Unaudited Condensed Consolidated Financial Statements form an integral part of the condensed consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	January 3,	June 30,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,074	$16,319
Accounts receivable, net of allowances of $164 and $247, respectively	7,403	6,145
Income tax receivable	4,828	4,924
Inventories, net (Note 3)	34,570	25,636
Prepaid expenses and other current assets	3,696	3,719
Total current assets	62,571	56,743
Property, plant and equipment, net (Note 4)	55,976	40,481
Goodwill (Note 5)	29,593	29,593
Other intangible assets, net (Note 5)	61,874	63,849
Deferred income taxes	15,782	16,080
Deferred debt issuance costs, net	359	425
Other long-term assets	888	752
Total assets	$227,043	$207,923
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$14,393	$10,510
Accrued expenses and other current liabilities (Note 6)	41,590	35,985
Current portion of long-term debt, net of unamortized debt issuance costs (Note 7)	9,739	8,932
Total current liabilities	65,722	55,427
Long-term debt, net of unamortized debt issuance costs (Note 7)	84,399	99,666
Unrecognized tax positions	4,548	3,683
Other long-term liabilities	373	277
Total liabilities	155,042	159,053
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value per share — authorized, 100,000,000 shares; issued and outstanding, 18,949,295 shares at January 3, 2021 and 18,871,637 shares at June 30, 2020	189	189
Additional paid-in capital	117,245	116,182
Accumulated deficit	(45,433)	(67,501)
Total stockholders' equity	72,001	48,870
Total liabilities and stockholders' equity	$227,043	$207,923

Notes to Unaudited Condensed Consolidated Financial Statements form an integral part of the condensed consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2020	18,871,637	$189	$116,182	$(67,501)	$48,870
Share-based compensation activity	80,701	—	486	—	486
Net income	—	—	—	9,567	9,567
Balance at October 4, 2020	18,952,338	189	116,668	(57,934)	58,923
Share-based compensation activity	(3,043)	—	577	—	577
Net income	—	—	—	12,501	12,501
Balance at January 3, 2021	18,949,295	$189	$117,245	$(45,433)	$72,001

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2019	18,764,037	$188	$115,582	$(43,454)	$72,316
Share-based compensation activity	74,960	1	169	—	170
Net income	—	—	—	8,623	8,623
Balance at September 29, 2019	18,838,997	189	115,751	(34,831)	81,109
Share-based compensation activity	33,169	—	(78)	—	(78)
Net income	—	—	—	6,879	6,879
Balance at December 29, 2019	18,872,166	$189	$115,673	$(27,952)	$87,910

Notes to Unaudited Condensed Consolidated Financial Statements form an integral part of the condensed consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Dollars in thousands)

	Six Months Ended
	January 3,	December 29,
	2021	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,068	$15,502
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,599	5,053
Share-based compensation	1,283	544
Unrecognized tax benefits	865	367
Amortization of debt issuance costs	316	282
Changes in certain operating assets and liabilities	(740)	(2,777)
Other, net	764	873
Net cash provided by operating activities	30,155	19,844

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(18,903)	(11,491)
Proceeds from disposal of property, plant and equipment	—	14
Net cash used in investing activities	(18,903)	(11,477)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on revolving credit facility	(30,000)	—
Borrowings on revolving credit facility	20,000	—
Principal payments on long-term debt	(4,710)	(8,292)
Other, net	(787)	(453)
Net cash provided by financing activities	(15,497)	(8,745)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,245)	(378)

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	16,319	5,826
CASH AND CASH EQUIVALENTS — END OF PERIOD	$12,074	$5,448
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$1,348	$2,025
Cash payments for income taxes	5,132	5,376
SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures in accounts payable and accrued expenses	594	427

Notes to Unaudited Condensed Consolidated Financial Statements form an integral part of the condensed consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unless stated otherwise dollars in thousands, except per share data)

1.ORGANIZATION, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES

Organization — MasterCraft Boat Holdings, Inc. (“Holdings”) was formed on January 28, 2000, as a Delaware holding company and operates primarily through its wholly owned subsidiaries, MasterCraft Boat Company, LLC; MasterCraft Services, LLC; MasterCraft Parts, Ltd.; MasterCraft International Sales Administration, Inc.; and Aviara, LLC (collectively “MasterCraft”); Nautic Star, LLC and NS Transport, LLC (collectively “NauticStar”); and Crest Marine, LLC (“Crest”). Holdings and its subsidiaries collectively are referred to herein as the “Company.”

Basis of Presentation — The Company’s fiscal year begins July 1 and ends June 30, with the interim quarterly reporting periods consisting of 13 weeks. Therefore, the fiscal quarter end will not always coincide with the date of the end of a calendar month.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements for the year ended June 30, 2020 and, in the opinion of management, reflect all adjustments considered necessary to present fairly the Company’s financial position as of January 3, 2021, its results of operations for the three and six months ended January 3, 2021 and December 29, 2019, its cash flows for the six months ended January 3, 2021 and December 29, 2019, and its statements of stockholders’ equity for the three and six months ended January 3, 2021 and December 29, 2019. All adjustments are of a normal, recurring nature. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the SEC for financial information have been condensed or omitted pursuant to such rules and regulations. The June 30, 2020 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP for complete financial statements. However, management believes that the disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in our 2020 Annual Report on Form 10-K.

Due to the seasonality of the Company’s business, the interim results are not necessarily indicative of the results that may be expected for the remainder of the fiscal year.

COVID-19 Pandemic — To balance wholesale production with the then anticipated impacts to retail demand caused by the economic impacts of the COVID-19 pandemic, the Company reduced production in February 2020 and, in late March 2020, temporarily suspended manufacturing operations at all of the Company’s facilities to protect the health of employees and to comply with governmental mandates. The Company resumed operations at reduced production levels at our manufacturing facilities by mid-May. Since that time, our facilities have increased production rates above their pre-COVID levels.

Demand for the Company’s products has been strong and, as a result of our employee’s committed efforts, disruptions to the Company’s production have been minimal since resuming operations in May 2020. However, the Company remains subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on the Company’s business remains uncertain and difficult to predict, as the response to the COVID-19 pandemic continues to evolve in many countries, including the United States and other markets where the Company and its suppliers operate. Capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic, and it has caused economic downturns or recessions in the U.S. and other markets where the Company operates. Such economic disruption could have a material adverse effect on the Company’s business as retail demand for our products could decline which would in-turn reduce wholesale demand from the Company’s dealers. Policymakers around the world have responded and may continue to respond with fiscal and monetary policy actions to support the economy. The magnitude and overall effectiveness of these actions remain uncertain.

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

There were no significant changes in or changes in the application of the Company’s significant or critical accounting policies or estimation procedures for the three and six months ended January 3, 2021 as compared with the significant accounting policies described in the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2020.

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

2.	REVENUE RECOGNITION

The following tables present the Company’s revenue by major product category for each reportable segment.

	Three Months Ended January 3, 2021				Three Months Ended December 29, 2019
	MasterCraft	NauticStar	Crest	Total	MasterCraft	NauticStar	Crest	Total
Major Product Categories:
Boats and trailers	$80,806	$14,857	$20,757	$116,420	$66,332	$15,485	$16,097	$97,914
Parts	1,726	87	138	1,951	1,276	87	121	1,484
Other revenue	227	5	74	306	149	4	77	230
Total	$82,759	$14,949	$20,969	$118,677	$67,757	$15,576	$16,295	$99,628

	Six Months Ended January 3, 2021				Six Months Ended December 29, 2019
	MasterCraft	NauticStar	Crest	Total	MasterCraft	NauticStar	Crest	Total
Major Product Categories:
Boats and trailers	$149,388	$27,073	$38,368	$214,829	$135,619	$33,319	$34,721	$203,659
Parts	6,271	211	529	7,011	4,707	246	301	5,254
Other revenue	464	7	111	582	344	6	154	504
Total	$156,123	$27,291	$39,008	$222,422	$140,670	$33,571	$35,176	$209,417

Contract Liabilities

As of June 30, 2020, the Company had $0.6 million of contract liabilities associated with customer deposits. During the six months ended January 3, 2021, all of this amount was recognized as revenue. As of January 3, 2021, total contract liabilities associated with customer deposits were $1.5 million, were reported in Accrued expenses and other current liabilities on the condensed consolidated balance sheet, and are expected to be recognized as revenue during the remainder of the year ended June 30, 2021.

3.	INVENTORIES

Inventories consisted of the following:

	January 3,	June 30,
	2021	2020
Raw materials and supplies	$24,258	$18,318
Work in process	5,822	3,866
Finished goods	6,558	4,876
Obsolescence reserve	(2,068)	(1,424)
Total inventories	$34,570	$25,636

4.PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, net consisted of the following:

	January 3,	June 30,
	2021	2020
Land and improvements	$5,633	$3,030
Buildings and improvements	35,344	22,366
Machinery and equipment	39,445	38,262
Furniture and fixtures	2,665	2,229
Construction in progress	3,143	1,312
Total property, plant, and equipment	86,230	67,199
Less accumulated depreciation	(30,254)	(26,718)
Property, plant, and equipment — net	$55,976	$40,481

Merritt Island Facility

During October 2020 we completed the purchase of certain real property located in Merritt Island, Florida, including a boat manufacturing facility, for a purchase price of $14.2 million (the “Merritt Island Facility”). The new Merritt Island Facility provides a dedicated manufacturing center for our Aviara brand.

5.GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amounts of goodwill as of January 3, 2021 and June 30, 2020, attributable to each of the Company’s reportable segments, were as follows:

	Gross Amount	Accumulated Impairment Losses	Total
MasterCraft	$29,593	$-	$29,593
NauticStar	36,199	(36,199)	-
Crest	36,238	(36,238)	-
Total	$102,030	$(72,437)	$29,593

The following table presents the carrying amount of Other intangible assets, net:

	January 3,			June 30,
	2021			2020
	Gross Amount	Accumulated Amortization / Impairment	Other intangible assets, net	Gross Amount	Accumulated Amortization / Impairment	Other intangible assets, net
Amortized intangible assets
Dealer networks	$39,500	$(11,761)	$27,739	$39,500	$(9,810)	$29,690
Software	245	(110)	135	245	(86)	159
	39,745	(11,871)	27,874	39,745	(9,896)	29,849

Unamortized intangible assets
Trade names	49,000	(15,000)	34,000	49,000	(15,000)	34,000
Total other intangible assets	$88,745	$(26,871)	$61,874	$88,745	$(24,896)	$63,849

Amortization expense related to Other intangible assets, net for the three and six months ended both January 3, 2021 and December 29, 2019 was $1.0 million and $2.0 million, respectively. Estimated amortization expense for the fiscal year ended June 30, 2021 is $4.0 million.

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	January 3,	June 30,
	2021	2020
Warranty	$20,919	$20,004
Dealer incentives	9,456	9,180
Compensation and related accruals	4,120	1,488
Inventory repurchase contingent obligation	891	1,132
Self-insurance	599	704
Debt interest	226	—
Other	5,379	3,477
Total accrued expenses and other current liabilities	$41,590	$35,985

Accrued warranty liability activity was as follows for the six months ending:

	January 3,	December 29,
	2021	2019
Balance at the beginning of the period	$20,004	$17,205
Provisions	4,469	3,858
Payments made	(4,272)	(4,332)
Aggregate changes for preexisting warranties	718	1,764
Balance at the end of the period	$20,919	$18,495

7.LONG-TERM DEBT

Long-term debt is as follows:

	January 3,	June 30,
	2021	2020
Revolving credit facility	$-	$10,000
Term loans	95,283	99,993
Debt issuance costs on term loans	(1,145)	(1,395)
Total debt	94,138	108,598
Less current portion of long-term debt	10,205	9,420
Less current portion of debt issuance costs on term loans	(466)	(488)
Long-term debt, net of current portion	$84,399	$99,666

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

Amendment No. 3 to Fourth Amended Credit Agreement

On May 7, 2020, the Company entered into Amendment No. 3 to the Fourth Amended Credit Agreement (the “Amendment No. 3”). The changes effected by Amendment No. 3 include, among others, the temporary removal and replacement of the Company’s financial covenants, the addition of a 50 basis point floor on LIBOR, modifications to the range of applicable LIBOR and prime interest rate margins, and a revision of the Total Net Leverage Ratio calculation. Under Amendment No. 3, the Total Net Leverage Ratio covenant and Fixed Charge Coverage Ratio covenant of the Fourth Amended Credit Agreement are temporarily replaced with three separate covenants: (i) an Interest Coverage Ratio, (ii) a Minimum Liquidity threshold, and (iii) a Maximum Unfinanced Capital Expenditures limitation (the “Package of Financial Covenants”). The Package of Financial Covenants are in place through the quarter ended March 31, 2021, after which time the Total Net Leverage Ratio covenant and Fixed Charge Coverage Ratio covenant will be reinstated and the Package of Financial Covenants will sunset, and with the minimum liquidity covenant being tested on the last day of each fiscal month through May 31, 2021. In addition, the Total Net Leverage Ratio calculation was temporarily revised to include all unrestricted cash balances, without limitation, until June 30, 2021. As of January 3, 2021, the Company was in compliance with its financial covenants under Amendment No. 3 to the Fourth Amended Credit Agreement.

Pursuant to the Amendment, the applicable interest, at the Company’s option, is at either the prime rate plus an applicable margin ranging from 0.5% to 2.25% or at a LIBOR rate, subject to a 50 basis point floor, plus an applicable margin ranging from 1.5% to 3.25%, in each case based on the Company’s Total Net Leverage Ratio. As of January 3, 2021 the applicable margin for loans accruing interest at the prime rate was 1.00% and the applicable margin for loans accruing interest at LIBOR was 2.00%.

Amendment No. 4 and Joinder to Fourth Amended Credit Agreement

On October 26, 2020, the Company entered into Amendment No. 4 and Joinder to the Fourth Amended Credit Ageement (the “Amendment No. 4”). In conjunction with the new Merritt Island Facility purchase (see Note 4), the assets were organized in a new wholly-owned subsidiary of the Company.  The changes effected by Amendment No. 4 add this new subsidiary as a borrower under the Fourth Amended Credit Agreement.

Revolving Credit Facility

During October 2020 the Company borrowed $20.0 million under its $35.0 million Revolving Credit Facility to fund the purchase of the Merrit Island Facility. The Company subsequently repaid all outstanding amounts and, as of January 3, 2021, the availability under the Revolving Credit Facility was $35.0 million.

8.	INCOME TAXES

The Company’s consolidated interim effective tax rate is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items. The differences between the Company’s effective tax rates and the statutory federal tax rate of 21.0% primarily relate to the inclusion of the state tax rate in the overall effective rate, the benefit of federal and state credits, and a permanent benefit associated with the foreign derived intangible income deduction, partially offset by a permanent add-back for Section 162(m) limitations. During the three months ended January 3, 2021 and December 29, 2019, the Company’s effective tax rates were 22.2% and 24.4%, respectively.  During the six months ended January 3, 2021 and December 29, 2019, the Company’s effective tax rates were 22.5% and 24.2%, respectively. The Company’s effective tax rate for the three and six months ended January 3, 2021 is lower compared to the effective tax rate for the three and six months ended December 29, 2019, primarily due to an increase in the benefit of federal and state tax credits and a reduction in the effective state tax rate, partially offset by a decrease in the Company’s net permanent benefits, largely driven by changes in the foreign derived intangible income deduction and add-back for Section 162(m) limitations.
9.	EARNINGS PER SHARE

The following table sets forth the computation of the Company’s earnings per share:

	Three Months Ended		Six Months Ended
	January 3,	December 29,	January 3,	December 29,
	2021	2019	2021	2019
Net income	$12,501	$6,879	$22,068	$15,502
Weighted average shares — basic	18,807,316	18,730,688	18,790,826	18,727,267
Dilutive effect of assumed exercises of stock options	13,950	22,629	14,025	25,052
Dilutive effect of assumed restricted share awards/units	107,142	17,466	92,766	18,451
Weighted average outstanding shares — diluted	18,928,408	18,770,783	18,897,617	18,770,770
Basic earnings per share	$0.66	$0.37	$1.17	$0.83
Diluted earnings per share	$0.66	$0.37	$1.17	$0.83

For the three and six months ended January 3, 2021 and December 29, 2019, an immaterial number of shares were excluded from the computation of diluted earnings per share as the effect would have been anti-dilutive.

10.	SHARE-BASED COMPENSATION

The following table presents the components of share-based compensation expense by award type.

	Three Months Ended		Six Months Ended
	January 3,	December 29,	January 3,	December 29,
	2021	2019	2021	2019
Restricted stock awards	$388	$268	$805	$520
Performance stock units	255	(236)	478	15
Stock options	—	—	—	9
Share-based compensation expense	$643	$32	$1,283	$544

Restricted Stock Awards

During the six months ended January 3, 2021, the Company granted 87,047 restricted stock awards (“RSAs”) to the Company’s non-executive directors, officers and certain other key employees. Generally, the shares of restricted stock granted during the six months ended January 3, 2021, vest pro-rata over three years for officers and certain other key employees and over one year for non-executive directors. The Company determined the fair value of the shares awarded by using the close price of our common stock as of the date of grant. The weighted average grant date fair value of RSAs granted in the six months ended January 3, 2021, was $19.96 per share.

The following table summarizes the status of nonvested RSAs as of January 3, 2021, and changes during the six months then ended.

		Average
	Nonvested	Grant-Date
	Restricted	Fair Value
	Shares	(per share)
Nonvested at June 30, 2020	106,894	$18.01
Granted	87,047	19.96
Vested	(53,670)	18.02
Forfeited	(8,673)	19.29
Nonvested at January 3, 2021	131,598	19.21

As of January 3, 2021, there was $1.9 million of total unrecognized compensation expense related to nonvested RSAs.  The Company expects this expense to be recognized over a weighted average period of 1.9 years.

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

The following table summarizes the status of nonvested PSUs as of January 3, 2021, and changes during the six months then ended.

		Average
	Nonvested	Grant-Date
	Performance	Fair Value
	Stock Units	(per share)
Nonvested at June 30, 2020	67,404	$20.02
Granted	121,914	19.99
Vested	-	-
Forfeited	(15,588)	20.25
Nonvested at January 3, 2021	173,730	19.98

As of January 3, 2021, there was $1.9 million of total unrecognized compensation expense related to nonvested PSUs.  The Company expects this expense to be recognized over a weighted average period of 2.0 years.

11.SEGMENT INFORMATION

The Company designs, manufactures, and markets recreational performance sport boats, luxury day boats, and outboard boats under three operating and reportable segments: MasterCraft, NauticStar, and Crest. The Company’s segments are defined by the Company’s operational and reporting structures.

•

The MasterCraft segment produces boats under two product brands, MasterCraft and Aviara, at its Vonore, Tennessee facility.  MasterCraft boats are premium recreational performance sport boats primarily used for water skiing, wakeboarding, wake surfing, and general recreational boating. Aviara boats are luxury day boats primarily used for general recreational boating. Production of Aviara boats began during the year ended June 30, 2019 and the Company began selling these boats in July 2019. During the three months ended January 3, 2021, the Company began transitioning Aviara production to the Merritt Island, Facility. The Company anticipates all Aviara boats to be produced at the Merritt Island Facility by the end of fiscal 2021.

•	The NauticStar segment produces boats at its Amory, Mississippi facility. NauticStar’s boats are primarily used for saltwater fishing and general recreational boating.
•	The Crest segment produces pontoon boats at its Owosso, Michigan facility. Crest’s boats are primarily used for general recreational boating.

Each segment distributes its products through its own dealer network. The Chief Operating Decision Maker (“CODM”), which is our Chief Executive Officer, regularly reviews the operating performance of each segment including measures of performance based on operating income. Each segment has its own management structure which is responsible for the operations of the segment and which is directly accountable to the CODM. The Company files a consolidated income tax return and does not allocate income taxes and other corporate-level expenses, including interest, to operating segments. All material corporate costs are included in the MasterCraft segment.

Selected financial information for the Company’s reportable segments was as follows:

	For the Three Months Ended January 3, 2021
	MasterCraft	NauticStar	Crest	Consolidated
Net sales	$82,759	$14,949	$20,969	$118,677
Operating income (loss)	14,621	(326)	2,650	16,945
Depreciation and amortization	1,435	802	624	2,861
Purchases of property, plant and equipment	16,412	516	23	16,951

	For the Six Months Ended January 3, 2021
	MasterCraft	NauticStar	Crest	Consolidated
Net sales	$156,123	$27,291	$39,008	$222,422
Operating income (loss)	27,982	(1,945)	4,312	30,349
Depreciation and amortization	2,735	1,616	1,248	5,599
Purchases of property, plant and equipment	18,121	759	23	18,903

	For the Three Months Ended December 29, 2019
	MasterCraft	NauticStar	Crest	Consolidated
Net sales	$67,757	$15,576	$16,295	$99,628
Operating income (loss)	10,600	(673)	408	10,335
Depreciation and amortization	1,158	924	601	2,683
Purchases of property, plant and equipment	1,631	1,095	4,447	7,173

	For the Six Months Ended December 29, 2019
	MasterCraft	NauticStar	Crest	Consolidated
Net sales	$140,670	$33,571	$35,176	$209,417
Operating income (loss)	22,807	(646)	871	23,032
Depreciation and amortization	2,177	1,725	1,151	5,053
Purchases of property, plant and equipment	4,365	1,914	5,212	11,491

The following table presents total assets for the Company’s reportable segments.

	January 3, 2021	June 30, 2020
Assets:
MasterCraft	$309,090	$294,139
NauticStar	40,918	36,720
Crest	40,048	40,077
Eliminations(a)	(163,013)	(163,013)
Total assets	$227,043	$207,923

(a)	Represents the Company’s initial investment in NauticStar and Crest, which is included in total assets attributed to the MasterCraft segment.

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

COVID-19 Pandemic

Demand for the Company’s products has been strong and, as a result of our employee’s committed efforts, disruptions to the Company’s production have been minimal since resuming operations in May 2020.  However, we continue to be subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on our business remains uncertain and difficult to predict, as the response to the COVID-19 pandemic is still evolving in many countries, including the United States and other markets where we and our suppliers operate.

Impact to Operations

To balance wholesale production with the anticipated impacts to retail demand caused by the economic impacts of the COVID-19 pandemic, we reduced production in February 2020 and, in late March 2020, temporarily suspended manufacturing operations at all of our facilities to protect the health of our employees and comply with governmental mandates. We resumed operations at reduced production levels at our manufacturing facilities by mid-May 2020. Since that time, our facilities have increased production rates above their pre-COVID levels, and we plan further increases to meet strong retail demand.

MasterCraft, NauticStar and Crest each achieved a steady increase in production during the first and second quarters of fiscal 2021. Although all of our segments made progress, NauticStar’s performance lagged behind our other brands during the first and second quarters of fiscal 2021. In August 2020, we announced that Scott Womack had been named President of NauticStar. We believe NauticStar will greatly benefit from Mr. Womack’s years of executive leadership, manufacturing experience and proven dedication to operational excellence.

We and our dealers have historically utilized public boat shows, which typically occur from January through early April across North America, to showcase our newest models and features. The COVID-19 pandemic has caused the cancellation of most large 2021 boat shows. In response, we have launched an online platform aimed at engaging with consumers during this dynamic boat show season. This digital platform, named the MasterCraft Experience Digital Boat Show, is designed to bridge the gap between consumers seeking a safe, flexible avenue to research the MasterCraft brand and its products, and our dealers looking to connect with consumers as the summer selling season approaches. We also launched similar online experiences for the Crest and Aviara brands, and in the near future plan to launch a platform for our NauticStar brand.

Impact to Liquidity and Capital Resources

During March 2020, we drew $35.0 million on our Revolving Credit Facility as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of uncertainty in the global markets resulting from the COVID-19 pandemic. Additionally, on May 7, 2020, we entered into Amendment No. 3 (the “Amendment”) to the Fourth Amended & Restated Credit and Guarantee Agreement (the “Credit Facility”) to strengthen our financial flexibility. Among other things, the changes effected by the Amendment provide temporary relief under our financial covenants. See Note 7 in Notes to Consolidated Financial Statements for more information regarding these changes. The performance of the business and our cash management activities provided the flexibility to repay the entire Revolving Credit Facility as of October 4, 2020. As of January 3, 2021, we were in compliance with our financial covenants under the Amendment to the Credit Facility.

Outlook

We believe strong marine retail demand, coupled with abnormally low retail inventory levels for all our brands have created a growth opportunity for fiscal 2021 and potentially into future years. Our facilitites are now running at production rates above their pre-COVID levels and we continue to ramp up production further. We expect this ramp up phase to continue through fiscal 2021 in order to meet strong wholesale demand as our dealers seek to satisfy current retail order flow and replenish their stock inventory. As we navigate the unprecedented confluence of demand and disruption precipitated by the COVID-19 pandemic, our production during this ramp up period will depend, in large part, on our suppliers’ capacity. Additionally, our ability to grow and retain a high-performing workforce will be critical to meeting our production objectives.

Although the consumer responses to the COVID-19 pandemic have thus far resulted in strong demand for our products, significant uncertainty exists in the economy as a result of the unpredictable outlook for the COVID-19 pandemic. The ultimate impact of the COVID-19 pandemic on our business is uncertain and will depend on a number of factors, including the duration, spread and severity, the remedial action and stimulus measures adopted by local, state and federal governments, the effects of the pandemic on our consumers, dealers, suppliers and workforce, and the extent to which normal economic and operating conditions can resume and be sustained within the general economy. Our future results of operations, cash flows, and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms, supply chain or workforce disruptions and uncertain demand, additional manufacturing suspensions, additional other intangible asset impairment charges, and the impact of any initiatives that we may undertake to address financial and operational challenges faced by us and our consumers, dealers, and suppliers.

Overview of Consolidated Results of Operations

Net sales were $118.7 million for the second quarter of 2021, which represented an increase of 19.1 percent as compared to the second quarter of 2020. The increase was primarily due to higher sales volumes at each of our segments, a favorable mix of higher-priced and higher-contented models and lower dealer incentives.

Net sales were $222.4 million for the six months ended January 3, 2021, which represented an increase of 6.2 percent as compared to the six months ended December 29, 2020. The increase was primarily the result of a favorable mix of higher-priced and higher-contented models and lower dealer incentives. This favorability was partially offset by slightly lower sales volume, primarily during the fiscal first quarter.

Gross margin increased by 340 basis points to 24.7 percent for the second quarter of 2021 from 21.2 percent for the prior year period primarily due to favorable overhead absorption driven by higher sales volume, higher prices, lower dealer incentives and materials cost containment, partially offset by higher labor costs.

Gross margin increased by 270 basis points to 25.0 percent for the six months ended January 3, 2021 from 22.3 percent for the prior year period primarily due to lower dealer incentives and materials cost containment, and higher prices, partially offset by unfavorable overhead absorption and higher labor costs.

Net income was $12.5 million for the second quarter of 2021, compared to Net income of $6.9 million for the second quarter of 2020. Diluted earnings per share was $0.66, compared to diluted earnings per share of $0.37 for the prior year period.

Net income was $22.1 million for the six months ended January 3, 2021, compared to Net income of $15.5 million for the prior year period. Diluted earnings per share was $1.17, compared to diluted earnings per share of $0.83 for the prior year period.

Merritt Island Facility and Aviara Transition

On October 26, 2020, we completed the purchase of certain real property located in Merritt Island, Florida, including an approximately 140,000 sq. ft. boat manufacturing facility, (the “Merritt Island Facility”) for a purchase price of $14.2 million. We are expanding our overall boat building capacity by moving all Aviara production to the Merritt Island Facility. While we believe this additional capacity will help facilitate Aviara’s long-term growth, importantly, removing Aviara production from our Vonore, Tennessee facility allowed for an immediate increase in capacity and productivity for our MasterCraft brand. Although the transition of Aviara’s production is still ongoing, we began producing Aviara in the Merritt Island Facility in December 2020.

Results of Operations

The table below presents our consolidated results of operations for the three months ended:

	Three Months Ended
	January 3,	December 29,	2021 vs. 2020
	2021	2019	Change	% Change
	(Dollars in thousands)
Consolidated statements of operations:
NET SALES	$118,677	$99,628	$19,049	19.1%
COST OF SALES	89,404	78,486	10,918	13.9%
GROSS PROFIT	29,273	21,142	8,131	38.5%
OPERATING EXPENSES:
Selling and marketing	2,989	4,343	(1,354)	(31.2%)
General and administrative	8,352	5,477	2,875	52.5%
Amortization of other intangible assets	987	987	-	0.0%
Total operating expenses	12,328	10,807	1,521	14.1%
OPERATING INCOME	16,945	10,335	6,610	64.0%
OTHER EXPENSE:
Interest expense	870	1,237	(367)	(29.7%)
INCOME BEFORE INCOME TAX EXPENSE	16,075	9,098	6,977	76.7%
INCOME TAX EXPENSE	3,574	2,219	1,355	61.1%
NET INCOME	$12,501	$6,879	$5,622	81.7%
Additional financial and other data:
Unit sales volume:
MasterCraft	784	716	68	9.5%
NauticStar	355	337	18	5.3%
Crest	575	420	155	36.9%
Consolidated unit sales volume	1,714	1,473	241	16.4%
Net sales:
MasterCraft	$82,759	$67,757	$15,002	22.1%
NauticStar	14,949	15,576	(627)	(4.0%)
Crest	20,969	16,295	4,674	28.7%
Consolidated net sales	$118,677	$99,628	$19,049	19.1%
Net sales per unit:
MasterCraft	$106	$95	$11	11.6%
NauticStar	42	46	(4)	(8.7%)
Crest	36	39	(3)	(7.7%)
Consolidated net sales per unit	69	68	1	1.5%
Gross margin	24.7%	21.2%	340 bps

Three Months Ended January 3, 2021 Compared to the Three Months Ended December 29, 2019

Net Sales.  Net Sales for the second quarter were $118.7 million, an increase of $19.0 million, or 19.1 percent, compared to $99.6 million for the prior-year period. The increase was primarily due to:

•	a $15.0 million increase for the MasterCraft segment driven by a 9.5 percent increase in sales volume, a favorable mix of higher-priced and higher-contented models, and lower dealer incentives,
•

a $4.7 million increase for the Crest segment resulting from a 36.9 percent increase in sales volume, higher prices, options favorability, and lower dealer incentives, partially offset by model mix, and

•	a $0.6 million decrease for the NauticStar segment primarily due to model mix, partially offset by a 5.3 percent increase in sales volume.

Gross Profit and Gross Margin.  Gross profit increased $8.1 million, or 38.5 percent, to $29.3 million compared to $21.1 million for the prior-year period. The increase was primarily a result of higher sales volumes, higher prices, and lower dealer incentives at MasterCraft and Crest and favorable model and options mix at MasterCraft. These increases were partially offset by higher labor costs at MasterCraft, NauticStar, and Crest as well as higher variable compensation costs and Aviara transition costs at MasterCraft. We expect to realize higher labor costs for the full fiscal year due to changes, implemented in the first quarter of fiscal 2021, to our production employee compensation packages.

Gross margin increased due to favorable overhead absorption driven by higher sales volume, higher prices, lower dealer incentives and materials cost containment, partially offset by higher labor costs.

Operating Expenses. Operating expenses increased $1.5 million, or 14.1 percent, compared to the prior-year period primarily driven by higher general and administrative expenses, resulting from higher incentive compensation costs and additional investment related to product development. This increase was partially offset by lower selling and marketing costs, primarily due to the timing of anticipated expense, which has been delayed by the COVID-19 pandemic until later in the fiscal year.

Interest Expense.  Interest expense decreased $0.4 million, or 29.7 percent primarily due to lower effective interest rates and lower average outstanding debt balances during the quarter compared to the prior-year period.

Income Tax Expense.  Our consolidated interim effective income tax rate decreased to 22.2 percent for the second quarter of 2021 from 24.4 percent for the prior-year period.

	Six Months Ended
	January 3,	December 29,	2021 vs. 2020
	2021	2019	Change	% Change
	(Dollars in thousands)
Consolidated statements of operations:
NET SALES	$222,422	$209,417	$13,005	6.2%
COST OF SALES	166,919	162,742	4,177	2.6%
GROSS PROFIT	55,503	46,675	8,828	18.9%
OPERATING EXPENSES:
Selling and marketing	5,896	8,407	(2,511)	(29.9%)
General and administrative	17,284	13,262	4,022	30.3%
Amortization of other intangible assets	1,974	1,974	-	0.0%
Total operating expenses	25,154	23,643	1,511	6.4%
OPERATING INCOME (LOSS)	30,349	23,032	7,317	31.8%
OTHER EXPENSE:
Interest expense	1,889	2,581	(692)	(26.8%)
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	28,460	20,451	8,009	39.2%
INCOME TAX EXPENSE (BENEFIT)	6,392	4,949	1,443	29.2%
NET INCOME (LOSS)	$22,068	$15,502	$6,566	42.4%
Additional financial and other data:
Unit sales volume:
MasterCraft	1,431	1,457	(26)	(1.8%)
NauticStar	646	733	(87)	(11.9%)
Crest	1,012	946	66	7.0%
Consolidated unit sales volume	3,089	3,136	(47)	(1.5%)
Net sales:
MasterCraft	$156,123	$140,670	$15,453	11.0%
NauticStar	27,291	33,571	(6,280)	(18.7%)
Crest	39,008	35,176	3,832	10.9%
Consolidated net sales	$222,422	$209,417	$13,005	6.2%
Net sales per unit:
MasterCraft	$109	$97	$12	12.4%
NauticStar	42	46	(4)	(8.7%)
Crest	39	37	2	5.4%
Consolidated net sales per unit	72	67	5	7.5%
Gross margin	25.0%	22.3%	270 bps

Six Months Ended January 3, 2021 Compared to the Six Months Ended December 29, 2019

Net Sales.  Net Sales for the six months ended January 3, 2021 were $222.4 million, an increase of $13.0 million, or 6.2 percent, compared to $209.4 million for the prior-year period. The increase was primarily due to:

•

a $15.5 million increase for the MasterCraft segment, as the impact of slightly lower sales volume associated with our continued production ramp up was offset by a favorable mix of higher-priced and higher-contented models, lower dealer incentives, and higher parts sales volume,

•	a $3.8 million increase for the Crest segment primarily due to higher sales volume, lower dealer incentives, and higher prices, partially offset by model mix, and
•	a $6.3 million decrease for the NauticStar segment primarily due lower sales volume and model mix, partially offset by higher prices.

Gross Profit and Gross Margin.  Gross profit increased $8.8 million, or 18.9 percent, to $55.5 million compared to $46.7 million for the prior-year period. The increase was primarily a result of lower dealer incentives, higher prices, and higher parts revenue at MasterCraft and Crest and favorable model and options mix at MasterCraft. These increases were partially offset by lower sales volume at MasterCraft and NauticStar, higher labor costs for each reportable segment, and higher variable compensation costs and Aviara transition costs at MasterCraft. We expect to realize higher labor costs for the full fiscal year due to changes, implemented in the first quarter of fiscal 2021, to our production employee compensation packages.

Gross margin increased primarily due to lower dealer incentives and materials cost containment, and higher prices, partially offset by unfavorable overhead and higher labor costs.

Operating Expenses. Operating expenses increased $1.5 million, or 6.4 percent, compared to the prior-year period due to higher general and administrative expenses, primarily driven by higher incentive compensation costs and additional investment related to information technology and product development. This increase was partially offset by lower selling and marketing costs, primarily due to the timing of anticipated expense, which has been delayed by the COVID-19 pandemic until later in the fiscal year.

Interest Expense.  Interest expense decreased $0.7 million, or 26.8 percent primarily due to lower effective interest rates and lower average outstanding debt balances during the quarter compared to the prior-year period.

Income Tax Expense.  Our consolidated interim effective income tax rate decreased to 22.5 percent for the six months ended January 3, 2021 from 24.2 percent for the prior-year period.

Non-GAAP Measures

EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin

We define EBITDA as earnings before interest expense, income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA further adjusted to eliminate certain non-cash charges or other items that we do not consider to be indicative of our core and/or ongoing operations. For the periods presented herein, these adjustments include Aviara transition costs, Aviara (new brand) startup costs, and non-cash share-based compensation. We define Adjusted EBITDA margin as Adjusted EBITDA expressed as a percentage of Net sales.

Adjusted Net Income and Adjusted Net Income Per Share

We define Adjusted Net Income and Adjusted Net Income per share as net income adjusted to eliminate certain non-cash charges or other items that we do not consider to be indicative of our core and/or ongoing operations and adjusted for the impact to income tax expense related to non-GAAP adjustments. For the periods presented herein, these adjustments include Aviara transition costs, Aviara (new brand) startup costs, and certain non-cash items including other intangible asset amortization and share-based compensation.

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

The following table presents a reconciliation of net income as determined in accordance with U.S. GAAP to EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin for the periods indicated:

	Three Months Ended		Six Months Ended
	January 3,	December 29,	January 3,	December 29,
	2021	2019	2021	2019

Net income	$12,501	$6,879	$22,068	$15,502
Income tax expense	3,574	2,219	6,392	4,949
Interest expense	870	1,237	1,889	2,581
Depreciation and amortization	2,861	2,683	5,599	5,053
EBITDA	19,806	13,018	35,948	28,085
Share-based compensation	643	32	1,283	544
Aviara start-up costs(a)	-	507	-	815
Aviara transition costs(b)	847	-	1,025	-
Adjusted EBITDA	$21,296	$13,557	$38,256	$29,444
Adjusted EBITDA Margin	17.9%	13.6%	17.2%	14.1%

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

The following table presents a reconciliation of net income as determined in accordance with U.S. GAAP to Adjusted Net Income for the periods indicated:

	Three Months Ended		Six Months Ended
	January 3,	December 29,	January 3,	December 29,
	2021	2019	2021	2019
	(Dollars in thousands)
Net income	$12,501	$6,879	$22,068	$15,502
Income tax expense	3,574	2,219	6,392	4,949
Amortization of acquisition intangibles	960	961	1,921	1,921
Aviara start-up costs(a)	-	507	-	815
Aviara transition costs(b)	847	-	1,025	-
Share-based compensation	643	32	1,283	544
Adjusted Net Income before income taxes	18,525	10,598	32,689	23,731
Adjusted income tax expense(c)	4,261	2,438	7,518	5,458
Adjusted Net Income	$14,264	$8,160	$25,171	$18,273

Adjusted Net Income per share:
Basic	$0.76	$0.44	$1.34	$0.98
Diluted	$0.75	$0.43	$1.33	$0.97
Weighted average shares used for the computation of:
Basic Adjusted Net Income per share	18,807,316	18,730,688	18,790,826	18,727,267
Diluted Adjusted Net Income per share	18,928,408	18,770,783	18,897,617	18,770,770
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

(c)	Reflects income tax expense at an income tax rate of 23.0% for each period presented.

The following table presents the reconciliation of net income per diluted share to Adjusted net income per diluted share for the periods presented:

	Three Months Ended		Six Months Ended
	January 3,	December 29,	January 3,	December 29,
	2021	2019	2021	2019
Net income per diluted share	$0.66	$0.37	$1.17	$0.83
Impact of adjustments:
Income tax expense	0.19	0.12	0.34	0.26
Amortization of acquisition intangibles	0.05	0.05	0.10	0.10
Aviara start-up costs(a)	-	0.02	-	0.04
Aviara transition costs(b)	0.04	-	0.05	-
Share-based compensation	0.03	-	0.07	0.03
Adjusted Net Income per diluted share before income taxes	$0.97	$0.56	$1.73	$1.26
Impact of adjusted income tax expense on net income per diluted share before income taxes(c)	(0.22)	(0.13)	(0.40)	(0.29)
Adjusted Net Income per diluted share	$0.75	$0.43	$1.33	$0.97
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

The Company believes that, because its outstanding share-based compensation grants no longer result in a material amount of dilution of its earnings as was the case nearer to the date of our IPO, the adjustment methodology previously used no longer provides meaningful information to management or other users of its financial statements. This change resulted in an increase of $0.01 in the six months ended December 29, 2019 in the amount of Adjusted Net Income per diluted share from what was previously reported.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance working capital, fund capital expenditures, and service our debt. Our principal sources of liquidity are our cash balance, cash generated from operating activities, our Revolving Credit Facility and the refinancing and/or new issuance of long-term debt. As of January 3, 2021, we had a cash balance of $12.1 million in addition to $35.0 million of available borrowing capacity under the Revolving Credit Facility. During October 2020, the Company completed the purchase of the Merritt Island Facility for a purchase price of $14.2 million. See Note 11 in Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding this transaction.

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

The following table summarizes our cash flows from operating, investing, and financing activities:

	Six Months Ended
	January 3,	December 29,
	2021	2019	Change
	(Dollars in thousands)
Total cash provided by (used in):
Operating activities	$30,155	$19,844	$10,311
Investing activities	(18,903)	(11,477)	(7,426)
Financing activities	(15,497)	(8,745)	(6,752)
Net change in cash	$(4,245)	$(378)	$(3,867)

Cash Flows

Net cash provided by operating activities increased primarily due to higher operating income partially offset by additional working capital usage. Working capital is defined as Accounts receivable, Income tax receivable, Inventories, and Prepaid expenses and other current assets net of Accounts payable, Income tax payable, and Accrued expenses and other current liabilities as presented in the condensed consolidated balance sheets. Cash flows from working capital changes increased $2.0 million compared to the prior year quarter and included:

•	a $11.5 million increase attributable to Accounts payable driven by increasing production rates during the first half of fiscal 2021;
•

a $9.4 million increase related to Accrued expenses and other current liabilities largely from lower cash used for variable compensation and dealer incentives for the first half of fiscal 2021 compared to the first half of fiscal 2020;

•	a $10.5 million decrease attributable to Inventories mainly as a result of an increase in raw materials and work-in-process driven by increasing production during the first half of fiscal 2021; and
•

a $9.5 million decrease related to Accounts receivable primarily due to an improved collection cycle at Crest during the first half of fiscal 2020 and a larger build in receivables during first half of fiscal 2021 as compared to the same period in fiscal 2020 driven by relative sales volumes improvement.

Net cash used in investing activities increased $7.4 million due to higher capital expenditures, primarily the purchase of the Merritt Island Facility.

Financing cash flow decreased primarily as the result of higher repayments of debt during the first half of fiscal 2021 as compared to the same period of the prior year. The Company repaid net borrowings of $10.0 million on its Revolving Credit Facility and $4.7 million of scheduled principal repayments on its term loans during the first half of fiscal 2021, compared to $2.3 million of scheduled repayments and $6.0 million of voluntary prepayments on long-term debt during the first half of fiscal 2020.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet financing arrangements as of January 3, 2021.

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

Critical Accounting Policies

As of January 3, 2021 there were no significant changes in or changes in the application of our critical accounting policies or estimation procedures from those presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, which was filed with the SEC on September 11, 2020.

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

As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of January 3, 2021.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended January 3, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

During the three months ended January 3, 2021, there were no material changes to the risk factors disclosed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of MCBC Holdings, Inc.	10-K	001-37502	3.1	9/18/15
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of MasterCraft Boat Holdings, Inc.	10-Q	001-37502	3.2	11/9/18
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of MasterCraft Boat Holdings, Inc.	8-K	001-37502	3.1	10/25/19
3.4	Fourth Amended and Restated By-laws of MasterCraft Boat Holdings, Inc.	8-K	001-37502	3.2	10/25/19
10.1	Amendment No. 4 and Joinder to Fourth Amended and Restated Credit and Guaranty Agreement					*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASTERCRAFT BOAT HOLDINGS, INC.
(Registrant)

Date:	February 10, 2021	By:	/s/ FREDERICK A. BRIGHTBILL
Frederick A. Brightbill
Chief Executive Officer (Principal Executive Officer) and Chairman of the Board

Date:	February 10, 2021	By:	/s/ TIMOTHY M. OXLEY
Timothy M. Oxley
Chief Financial Officer (Principal Financial and Accounting Officer),
Treasurer and Secretary