Form 10-Q
period 2021-04-04
MasterCraft Boat Holdings, Inc.
filed 2021-05-12
CIK 1638290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 4, 2021

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

As of May 10, 2021, there were 18,950,409 shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding.

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

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	April 4,	March 29,	April 4,	March 29,
	2021	2020	2021	2020
NET SALES	$147,854	$102,562	$370,276	$311,979
COST OF SALES	110,627	81,288	277,546	244,030
GROSS PROFIT	37,227	21,274	92,730	67,949
OPERATING EXPENSES:
Selling and marketing	3,693	4,933	9,589	13,340
General and administrative	9,984	6,094	27,268	19,356
Amortization of other intangible assets	987	987	2,961	2,961
Goodwill and other intangible asset impairment	-	56,437	-	56,437
Total operating expenses	14,664	68,451	39,818	92,094
OPERATING INCOME (LOSS)	22,563	(47,177)	52,912	(24,145)
OTHER EXPENSE:
Interest expense	755	1,086	2,644	3,667
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	21,808	(48,263)	50,268	(27,812)
INCOME TAX EXPENSE (BENEFIT)	4,240	(11,550)	10,632	(6,601)
NET INCOME (LOSS)	$17,568	$(36,713)	$39,636	$(21,211)

NET INCOME (LOSS) PER SHARE:
Basic	$0.93	$(1.96)	$2.11	$(1.13)
Diluted	$0.93	$(1.96)	$2.09	$(1.13)
WEIGHTED AVERAGE SHARES USED FOR COMPUTATION OF:
Basic earnings per share	18,817,975	18,739,480	18,799,875	18,731,338
Diluted earnings per share	18,989,629	18,739,480	18,928,288	18,731,338

Notes to Unaudited Condensed Consolidated Financial Statements form an integral part of the condensed consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	April 4,	June 30,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,970	$16,319
Accounts receivable, net of allowances of $83 and $247, respectively	10,508	6,145
Income tax receivable	671	4,924
Inventories, net (Note 3)	44,954	25,636
Prepaid expenses and other current assets	6,345	3,719
Total current assets	91,448	56,743
Property, plant and equipment, net (Note 4)	58,430	40,481
Goodwill (Note 5)	29,593	29,593
Other intangible assets, net (Note 5)	60,887	63,849
Deferred income taxes	15,061	16,080
Deferred debt issuance costs, net	327	425
Other long-term assets	677	752
Total assets	$256,423	$207,923
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$23,195	$10,510
Accrued expenses and other current liabilities (Note 6)	46,830	35,985
Current portion of long-term debt, net of unamortized debt issuance costs (Note 7)	10,537	8,932
Total current liabilities	80,562	55,427
Long-term debt, net of unamortized debt issuance costs (Note 7)	81,367	99,666
Unrecognized tax positions	3,721	3,683
Other long-term liabilities	319	277
Total liabilities	165,969	159,053
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value per share — authorized, 100,000,000 shares; issued and outstanding, 18,952,148 shares at April 4, 2021 and 18,871,637 shares at June 30, 2020	189	189
Additional paid-in capital	118,130	116,182
Accumulated deficit	(27,865)	(67,501)
Total stockholders' equity	90,454	48,870
Total liabilities and stockholders' equity	$256,423	$207,923

Notes to Unaudited Condensed Consolidated Financial Statements form an integral part of the condensed consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2020	18,871,637	$189	$116,182	$(67,501)	$48,870
Share-based compensation activity	80,701	—	486	—	486
Net income	—	—	—	9,567	9,567
Balance at October 4, 2020	18,952,338	189	116,668	(57,934)	58,923
Share-based compensation activity	(3,043)	—	577	—	577
Net income	—	—	—	12,501	12,501
Balance at January 3, 2021	18,949,295	$189	$117,245	$(45,433)	$72,001
Share-based compensation activity	2,853	—	885	—	885
Net income	—	—	—	17,568	17,568
Balance at April 4, 2021	18,952,148	$189	$118,130	$(27,865)	$90,454

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2019	18,764,037	$188	$115,582	$(43,454)	$72,316
Share-based compensation activity	74,960	1	169	—	170
Net income	—	—	—	8,623	8,623
Balance at September 29, 2019	18,838,997	189	115,751	(34,831)	81,109
Share-based compensation activity	33,169	—	(78)	—	(78)
Net income	—	—	—	6,879	6,879
Balance at December 29, 2019	18,872,166	$189	$115,673	$(27,952)	$87,910
Share-based compensation activity	(47)	—	159	—	159
Net loss	—	—	—	(36,713)	(36,713)
Balance at March 29, 2020	18,872,119	$189	$115,832	$(64,665)	$51,356

Notes to Unaudited Condensed Consolidated Financial Statements form an integral part of the condensed consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Dollars in thousands)

	Nine Months Ended
	April 4,	March 29,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$39,636	$(21,211)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,547	7,686
Share-based compensation	2,184	703
Unrecognized tax benefits	38	219
Amortization of debt issuance costs	469	420
Deferred income taxes	1,019	(7,552)
Goodwill and other intangible asset impairment	—	56,437
Changes in certain operating assets and liabilities	1,454	(13,657)
Other, net	1,046	855
Net cash provided by operating activities	54,393	23,900

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(23,779)	(13,601)
Proceeds from disposal of property, plant and equipment	—	25
Net cash used in investing activities	(23,779)	(13,576)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on revolving credit facility	(32,500)	—
Borrowings on revolving credit facility	22,500	35,000
Principal payments on long-term debt	(7,065)	(10,647)
Other, net	(898)	488
Net cash provided by (used in) financing activities	(17,963)	24,841
NET CHANGE IN CASH AND CASH EQUIVALENTS	12,651	35,165

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	16,319	5,826
CASH AND CASH EQUIVALENTS — END OF PERIOD	$28,970	$40,991
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$2,147	$3,263
Cash payments for income taxes	5,170	6,146
SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures in accounts payable and accrued expenses	157	80

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements for the year ended June 30, 2020 and, in the opinion of management, reflect all adjustments considered necessary to present fairly the Company’s financial position as of April 4, 2021, its results of operations for the three and nine months ended April 4, 2021 and March 29, 2020, its cash flows for the nine months ended April 4, 2021 and March 29, 2020, and its statements of stockholders’ equity for the three and nine months ended April 4, 2021 and March 29, 2020. All adjustments are of a normal, recurring nature. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the SEC for financial information have been condensed or omitted pursuant to such rules and regulations. The June 30, 2020 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP for complete financial statements. However, management believes that the disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in our 2020 Annual Report on Form 10-K.

Due to the seasonality of the Company’s business, the interim results are not necessarily indicative of the results that may be expected for the remainder of the fiscal year.

There were no significant changes in or changes in the application of the Company’s significant or critical accounting policies or estimation procedures for the three and nine months ended April 4, 2021 as compared with the significant accounting policies described in the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2020.

Reclassifications — Certain historical amounts have been reclassified in these condensed consolidated financial statements and the accompanying notes herewith to conform to the current presentation.

Supply Chain Disruption — As we navigate the unprecedented confluence of demand and disruption precipitated by the COVID-19 pandemic, our production rates going forward will depend, in large part, on our suppliers’ capacity. Demand for raw materials and components used in the production of our products has surged. At the same time, severe and unprecedented events, including the February 2021 ice storm which impacted much of the United States, have recently disrupted the global supply chain. As a result, some of the materials and components that we use, including certain resins, fiberglass, and plywood, are in short supply.

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

2.	REVENUE RECOGNITION

The following tables present the Company’s revenue by major product category for each reportable segment.

	Three Months Ended April 4, 2021				Three Months Ended March 29, 2020
	MasterCraft	NauticStar	Crest	Total	MasterCraft	NauticStar	Crest	Total
Major Product Categories:
Boats and trailers	$96,195	$17,913	$29,973	$144,081	$68,684	$14,053	$17,696	$100,433
Parts	2,973	129	274	3,376	1,705	103	136	1,944
Other revenue	279	3	115	397	142	—	43	185
Total	$99,447	$18,045	$30,362	$147,854	$70,531	$14,156	$17,875	$102,562

	Nine Months Ended April 4, 2021				Nine Months Ended March 29, 2020
	MasterCraft	NauticStar	Crest	Total	MasterCraft	NauticStar	Crest	Total
Major Product Categories:
Boats and trailers	$245,583	$44,986	$68,341	$358,910	$204,303	$47,372	$52,417	$304,092
Parts	9,244	340	803	10,387	6,411	349	437	7,197
Other revenue	743	10	226	979	487	6	197	690
Total	$255,570	$45,336	$69,370	$370,276	$211,201	$47,727	$53,051	$311,979

Contract Liabilities

As of June 30, 2020, the Company had $0.6 million of contract liabilities associated with customer deposits. During the nine months ended April 4, 2021, all of this amount was recognized as revenue. As of April 4, 2021, total contract liabilities associated with customer deposits were $1.9 million, were reported in Accrued expenses and other current liabilities on the condensed consolidated balance sheet, and are expected to be recognized as revenue during the remainder of the year ending June 30, 2021.

3.	INVENTORIES

Inventories consisted of the following:

	April 4,	June 30,
	2021	2020
Raw materials and supplies	$30,428	$18,318
Work in process	7,207	3,866
Finished goods	9,793	4,876
Obsolescence reserve	(2,474)	(1,424)
Total inventories	$44,954	$25,636

4.PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, net consisted of the following:

	April 4,	June 30,
	2021	2020
Land and improvements	$5,633	$3,030
Buildings and improvements	35,743	22,366
Machinery and equipment	40,035	38,262
Furniture and fixtures	2,744	2,229
Construction in progress	6,300	1,312
Total property, plant, and equipment	90,455	67,199
Less accumulated depreciation	(32,025)	(26,718)
Property, plant, and equipment — net	$58,430	$40,481

Merritt Island Facility

During October 2020 we completed the purchase of certain real property located in Merritt Island, Florida, including a boat manufacturing facility, for a purchase price of $14.2 million (the “Merritt Island Facility”). The new Merritt Island Facility provides a dedicated manufacturing center for our Aviara brand, and allows for increased capacity for our MasterCraft brand.

5.GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amounts of goodwill as of April 4, 2021 and June 30, 2020, attributable to each of the Company’s reportable segments, were as follows:

	Gross Amount	Accumulated Impairment Losses	Total
MasterCraft	$29,593	$-	$29,593
NauticStar	36,199	(36,199)	-
Crest	36,238	(36,238)	-
Total	$102,030	$(72,437)	$29,593

The following table presents the carrying amount of Other intangible assets, net:

	April 4,			June 30,
	2021			2020
	Gross Amount	Accumulated Amortization / Impairment	Other intangible assets, net	Gross Amount	Accumulated Amortization / Impairment	Other intangible assets, net
Amortized intangible assets
Dealer networks	$39,500	$(12,736)	$26,764	$39,500	$(9,810)	$29,690
Software	245	(122)	123	245	(86)	159
	39,745	(12,858)	26,887	39,745	(9,896)	29,849

Unamortized intangible assets
Trade names	49,000	(15,000)	34,000	49,000	(15,000)	34,000
Total other intangible assets	$88,745	$(27,858)	$60,887	$88,745	$(24,896)	$63,849

Amortization expense related to Other intangible assets, net for the three and nine months ended both April 4, 2021 and March 29, 2020 was $1.0 million and $3.0 million, respectively. Estimated amortization expense for the fiscal year ended June 30, 2021 is $4.0 million.

Prior Year Goodwill and Other Intangible Asset Impairment

The past economic environment, including the significant share price and market volatility, as well as disruptions to supply chains resulting from the COVID-19 pandemic, triggered an interim impairment analysis for the Company’s intangible assets including goodwill. As a result of this analysis, the Company recorded impairment charges totaling $56.4 million during the three months ended March 29, 2020 related to the NauticStar and Crest segments.

The impairment charges recorded for each segment are detailed below and are included in Goodwill and other intangible asset impairment on the condensed consolidated statement of operations. The impairment recorded in fiscal 2020 was principally a result of a decline, in the fiscal third quarter, in market conditions, including our share price, and the then current outlook for sales and operating performance relative to the Company’s acquisition plans and impairment test performed as of June 30, 2019.

Goodwill and other intangible asset impairment for the three and nine months ended March 29, 2020 was as follows:

	NauticStar	Crest	Consolidated
Goodwill	$8,199	$36,238	$44,437
Trade name	5,000	7,000	12,000
Total	$13,199	$43,238	$56,437

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	April 4,	June 30,
	2021	2020
Warranty	$21,969	$20,004
Dealer incentives	10,702	9,180
Compensation and related accruals	5,950	1,488
Contract liabilities	1,897	559
Inventory repurchase contingent obligation	934	1,132
Self-insurance	702	704
Other	4,676	2,918
Total accrued expenses and other current liabilities	$46,830	$35,985

Accrued warranty liability activity was as follows for the nine months ended:

	April 4,	March 29,
	2021	2020
Balance at the beginning of the period	$20,004	$17,205
Provisions	7,158	5,828
Payments made	(6,328)	(5,921)
Aggregate changes for preexisting warranties	1,135	2,206
Balance at the end of the period	$21,969	$19,318

7.LONG-TERM DEBT

Long-term debt is as follows:

	April 4,	June 30,
	2021	2020
Revolving credit facility	$-	$10,000
Term loans	92,928	99,993
Debt issuance costs on term loans	(1,024)	(1,395)
Total debt	91,904	108,598
Less current portion of long-term debt	10,990	9,420
Less current portion of debt issuance costs on term loans	(453)	(488)
Long-term debt, net of current portion	$81,367	$99,666

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

Amendment No. 3 to Fourth Amended Credit Agreement

On May 7, 2020, the Company entered into Amendment No. 3 to the Fourth Amended Credit Agreement (the “Amendment No. 3”). The changes effected by Amendment No. 3 included, among others, the temporary removal and replacement of the Company’s financial covenants, the addition of a 50 basis point floor on LIBOR, modifications to the range of applicable LIBOR and prime interest rate margins, and a revision of the Total Net Leverage Ratio calculation. Under Amendment No. 3, the Total Net Leverage Ratio covenant and Fixed Charge Coverage Ratio covenant of the Fourth Amended Credit Agreement were temporarily replaced with three separate covenants: (i) an Interest Coverage Ratio, (ii) a Minimum Liquidity threshold, and (iii) a Maximum Unfinanced Capital Expenditures limitation (the “Package of Financial Covenants”). The Package of Financial Covenants were in place through March 31, 2021, after which time the Total Net Leverage Ratio covenant and Fixed Charge Coverage Ratio covenant have been reinstated and the Package of Financial Covenants has sunset, and with the minimum liquidity covenant being tested on the last day of each fiscal month through May 31, 2021. In addition, the Total Net Leverage Ratio calculation was temporarily revised during this time to include all unrestricted cash balances, without limitation, until June 30, 2021. As of April 4, 2021, the Company was in compliance with all its financial covenants.

Pursuant to Amendment No. 3, the applicable interest, at the Company’s option, is at either the prime rate plus an applicable margin ranging from 0.5% to 2.25% or at a LIBOR rate, subject to a 50 basis point floor, plus an applicable margin ranging from 1.5% to 3.25%, in each case based on the Company’s Total Net Leverage Ratio. As of April 4, 2021 the applicable margin for loans accruing interest at the prime rate was 1.00% and the applicable margin for loans accruing interest at LIBOR was 2.00%.

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

Revolving Credit Facility

During October 2020 the Company borrowed $20.0 million under its $35.0 million Revolving Credit Facility to fund the purchase of the Merrit Island Facility. The Company subsequently repaid all outstanding amounts and, as of April 4, 2021, the availability under the Revolving Credit Facility was $35.0 million.

8.	INCOME TAXES

The Company’s consolidated interim effective tax rate is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items. The differences between the Company’s effective tax rates and the statutory federal tax rate of 21.0% primarily relate to the inclusion of the state tax rate in the overall effective rate, the benefit of federal and state credits, and a permanent benefit associated with the foreign derived intangible income deduction, partially offset by a permanent add-back for Section 162(m) limitations. During the three months ended April 4, 2021 and March 29, 2020, the Company’s effective tax rates were 19.4% and 23.9%, respectively.  During the nine months ended April 4, 2021 and March 29, 2020, the Company’s effective tax rates were 21.2% and 23.7%, respectively. The Company’s effective tax rate for the three and nine months ended April 4, 2021 is lower compared to the effective tax rate for the three and nine months ended March 29, 2020, primarily due to an increase in the benefit of federal and state tax credits, a reduction in the effective state tax rate, and an increase in the Company’s net permanent benefits, largely driven by changes in the foreign derived intangible income due to an increase in foreign sales and gross margin.

9.	NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of the Company’s net income (loss) per share:

	Three Months Ended		Nine Months Ended
	April 4,	March 29,	April 4,	March 29,
	2021	2020	2021	2020
Net income (loss)	$17,568	$(36,713)	$39,636	$(21,211)
Weighted average shares — basic	18,817,975	18,739,480	18,799,875	18,731,338
Dilutive effect of assumed exercises of stock options	16,133	—	14,728	—
Dilutive effect of assumed restricted share awards/units	155,521	—	113,685	—
Weighted average outstanding shares — diluted	18,989,629	18,739,480	18,928,288	18,731,338
Basic net income (loss) per share	$0.93	$(1.96)	$2.11	$(1.13)
Diluted net income (loss) per share	$0.93	$(1.96)	$2.09	$(1.13)

For the three and nine months ended April 4, 2021, an immaterial number of shares were excluded from the computation of diluted earnings per share as the effect would have been anti-dilutive.  The dilutive effect of 113,708 and 89,686 weighted average shares were excluded from the calculation of diluted net loss per share for the three and nine months ended March 29, 2020, respectively, as the effect would have been anti-dilutive because of the net loss for the periods.

10.	SHARE-BASED COMPENSATION

The following table presents the components of share-based compensation expense by award type.

	Three Months Ended		Nine Months Ended
	April 4,	March 29,	April 4,	March 29,
	2021	2020	2021	2020
Restricted stock awards	$377	$378	$1,182	$898
Performance stock units	525	(219)	1,003	(204)
Stock options	—	—	—	9
Share-based compensation expense	$902	$159	$2,185	$703

Restricted Stock Awards

During the nine months ended April 4, 2021, the Company granted 88,786 restricted stock awards (“RSAs”) to the Company’s non-executive directors, officers and certain other key employees. Generally, the shares of restricted stock granted during the nine months ended April 4, 2021, vest pro-rata over three years for officers and certain other key employees and over one year for non-executive directors. The Company determined the fair value of the shares awarded by using the close price of our common stock as of the date of grant. The weighted average grant date fair value of RSAs granted in the nine months ended April 4, 2021, was $20.06 per share.

The following table summarizes the status of nonvested RSAs as of April 4, 2021, and changes during the nine months then ended.

		Average
	Nonvested	Grant-Date
	Restricted	Fair Value
	Shares	(per share)
Nonvested at June 30, 2020	106,894	$18.01
Granted	88,786	20.06
Vested	(53,831)	18.03
Forfeited	(8,673)	19.29
Nonvested at April 4, 2021	133,176	19.28

As of April 4, 2021, there was $1.6 million of total unrecognized compensation expense related to nonvested RSAs.  The Company expects this expense to be recognized over a weighted average period of 1.7 years.

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

The number of Supplemental PSUs that a grantee earns for the performance period will be determined by multiplying the target award by the product of (i) the Composite Payout Percentage and (ii) the Relative TSR Modifier. The “Composite Payout Percentage” is calculated based on the Company’s Total Market Share Percentage, Total Consumer Satisfaction Index Percentage and Total Dealer Inventory Turnover Percentage (each as defined in the Supplemental PSU Award Agreement). Following the determination of the Company’s achievement with respect to the Composite Payout Percentage over the Performance Period, the vesting of each award will be subject to adjustment based upon the application of a Relative TSR Modifier. The Supplemental PSUs are capped at 90% of the Existing PSUs’ original fair value and would be reduced for any shares issuable upon satisfaction of the performance criteria pursuant to the Existing PSUs.  As of April 4, 2021, the probability of achieving the performance goals for the Existing PSUs has improved, which would in turn reduce the potentially issuable shares under the Supplemental PSU to zero.

The following table summarizes the status of nonvested PSUs as of April 4, 2021, and changes during the nine months then ended.

		Average
	Nonvested	Grant-Date
	Performance	Fair Value
	Stock Units	(per share)
Nonvested at June 30, 2020	67,404	$20.02
Granted	123,096	22.11
Vested	-	-
Forfeited	(15,588)	20.25
Nonvested at April 4, 2021	174,912	21.47

As of April 4, 2021, there was $1.4 million of total unrecognized compensation expense related to nonvested PSUs.  The Company expects this expense to be recognized over a weighted average period of 2.0 years.

11.SEGMENT INFORMATION

The Company designs, manufactures, and markets recreational performance sport boats, luxury day boats, and outboard boats under three operating and reportable segments: MasterCraft, NauticStar, and Crest. The Company’s segments are defined by the Company’s operational and reporting structures.

•

The MasterCraft segment produces boats under two product brands, MasterCraft and Aviara.  MasterCraft boats are produced at its Vonore, Tennessee facility.  These are premium recreational performance sport boats primarily used for water skiing, wakeboarding, wake surfing, and general recreational boating. Aviara boats are luxury day boats primarily used for general recreational boating. Production of Aviara boats began during the year ended June 30, 2019 and the Company began selling these boats in July 2019. The Company has transitioned Aviara production from the Vonore facility to the Merritt Island Facility as of the end of March, allowing for increased production capacity for our MasterCraft branded products.

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

Selected financial information for the Company’s reportable segments was as follows:

	For the Three Months Ended April 4, 2021
	MasterCraft	NauticStar	Crest	Consolidated
Net sales	$99,447	$18,045	$30,362	$147,854
Operating income	18,082	331	4,150	22,563
Depreciation and amortization	1,505	817	626	2,948
Purchases of property, plant and equipment	3,598	958	320	4,876

	For the Nine Months Ended April 4, 2021
	MasterCraft	NauticStar	Crest	Consolidated
Net sales	$255,570	$45,336	$69,370	$370,276
Operating income (loss)	46,064	(1,614)	8,462	52,912
Depreciation and amortization	4,240	2,433	1,874	8,547
Purchases of property, plant and equipment	21,718	1,717	344	23,779

	For the Three Months Ended March 29, 2020
	MasterCraft	NauticStar	Crest	Consolidated
Net sales	$70,531	$14,156	$17,875	$102,562
Operating income (loss)	11,062	(15,246)	(42,993)	(47,177)
Depreciation and amortization	1,205	807	620	2,632
Purchases of property, plant and equipment	1,289	799	10	2,098

	For the Nine Months Ended March 29, 2020
	MasterCraft	NauticStar	Crest	Consolidated
Net sales	$211,201	$47,727	$53,051	$311,979
Operating income (loss)	33,869	(15,892)	(42,122)	(24,145)
Depreciation and amortization	3,383	2,532	1,771	7,686
Purchases of property, plant and equipment	5,655	2,713	5,233	13,601

The following table presents total assets for the Company’s reportable segments.

	April 4, 2021	June 30, 2020
Assets:
MasterCraft	$336,693	$294,139
NauticStar	40,668	36,720
Crest	42,075	40,077
Eliminations(a)	(163,013)	(163,013)
Total assets	$256,423	$207,923

(a)	Represents the Company’s initial investment in NauticStar and Crest, which is included in total assets attributed to the MasterCraft segment.

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

Impact to Operations

To balance wholesale production with the anticipated impacts to retail demand caused by the economic impacts of the COVID-19 pandemic, we reduced production in February 2020 and, in late March 2020, temporarily suspended manufacturing operations at all of our facilities to protect the health of our employees and comply with governmental mandates. We resumed operations at reduced production levels at our manufacturing facilities by mid-May 2020. Since that time, our facilities have increased production rates above their pre-COVID-19 levels. We achieved the highest wholesale unit volume in the history of the Company during the third quarter of fiscal 2021, and we are planning for further increases to production rates in order to meet the continuing strong retail demand.

MasterCraft, NauticStar and Crest have each achieved a steady increase in production during fiscal 2021. Although all of our segments made progress, NauticStar’s performance lagged behind our other brands during the first and second quarters of fiscal 2021. In August 2020, we announced that Scott Womack had been named President of NauticStar. NauticStar is benefiting from Mr. Womack’s years of executive leadership, manufacturing experience and proven dedication to operational excellence, as evidenced by NauticStar’s returning to profitability for the third quarter of fiscal 2021, and we believe NauticStar’s operating performance will continue to improve.

Impact to Liquidity and Capital Resources

During March 2020, we drew $35.0 million on our Revolving Credit Facility as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of uncertainty in the global markets resulting from the COVID-19 pandemic. Additionally, on May 7, 2020, we entered into Amendment No. 3 (the “Amendment”) to the Fourth Amended & Restated Credit and Guarantee Agreement (the “Credit Facility”) to strengthen our financial flexibility. Among other things, the changes effected by the Amendment provide temporary relief under our financial covenants. See Note 7 in Notes to Unaudited Condensed Consolidated Financial Statements for more information regarding these changes, including the sunsetting of the temporary relief provisions. The performance of the business and our cash management activities provided the flexibility to repay the entire Revolving Credit Facility as of October 4, 2020. Since that time, our strong operating performance has continued which has allowed our cash balance to build to $29.0 million as of April 4, 2021. In addition, we were in compliance with all of our financial covenants as of April 4, 2021.

Outlook

We believe strong marine retail demand, coupled with abnormally low retail inventory levels for all our brands have created a growth opportunity for fiscal 2021 and potentially into future years. Our facilitites are now running at production rates above their pre-COVID-19 levels, with further increases to production rates planned. We expect this ramp up phase to continue through fiscal 2021 in order to meet strong wholesale demand as our dealers seek to satisfy current retail order flow and replenish their stock inventory. As we navigate the unprecedented confluence of demand and disruption precipitated by the COVID-19 pandemic, our production rates going forward will depend, in large part, on our suppliers’ capacity. Demand for raw materials and components used in the production of our products has surged. At the same time, severe and unprecedented events, including the February 2021 ice storm, which impacted much of the United States, have recently disrupted the global supply chain. As a result, some of the materials and components that we use, including certain resins, fiberglass, and plywood, are in short supply. Additionally, our ability to grow and retain a high-performing workforce will be critical to meeting our production objectives.

Although the consumer responses to the COVID-19 pandemic have thus far resulted in strong demand for our products, significant uncertainty exists in the economy as a result of the unpredictable outlook for the COVID-19 pandemic. The ultimate impact of the COVID-19 pandemic on our business is uncertain and will depend on a number of factors, including the duration, spread and severity, the remedial action and stimulus measures adopted by local, state and federal governments, the effects of the pandemic on our consumers, dealers, suppliers and workforce, and the extent to which normal economic and operating conditions can resume and be sustained within the general economy. Our future results of operations, cash flows, and liquidity could be adversely impacted by supply chain or workforce disruptions, uncertain demand, additional manufacturing suspensions, additional other intangible asset impairment charges, and the impact of any initiatives that we may undertake to address financial and operational challenges faced by us and our consumers, dealers, and suppliers.

Overview of Consolidated Results of Operations

Net sales were $147.9 million for the third quarter of 2021, which represented an increase of 44.2 percent as compared to the third quarter of 2020, which was impacted by, among other things, the COVID-19 pandemic. The increase was primarily a result of achieving the highest single quarter wholesale unit volume in the history of the Company and lower dealer incentives, partially offset by the impact of model mix.

Net sales were $370.3 million for the nine months ended April 4, 2021, which represented an increase of 18.7 percent as compared to the COVID-19 impacted nine months ended March 29, 2020. The increase was primarily the result of higher sales volumes and lower dealer incentives, partially offset by the impact of model mix.

Gross margin increased by 450 basis points to 25.2 percent for the third quarter of 2021 from 20.7 percent for the prior year period primarily attributable to lower dealer incentives, favorable overhead absorption driven by higher sales volume, and higher prices, partially offset by costs associated with the transition of Aviara to our Merritt Island facility and higher labor costs.

Gross margin increased by 320 basis points to 25.0 percent for the nine months ended April 4, 2021 from 21.8 percent for the prior year period primarily due to lower dealer incentives, and higher prices, partially offset by costs associated with the transition of Aviara to our Merritt Island facility and higher labor costs.

Net income was $17.6 million for the third quarter of 2021, compared to net loss of $36.7 million for the third quarter of 2020. Diluted earnings per share was $0.93, compared to diluted loss per share of $(1.96) for the prior year period.

Net income was $39.6 million for the nine months ended April 4, 2021, compared to net loss of $21.2 million for the prior year period. Diluted earnings per share was $2.09, compared to diluted loss per share of $(1.13) for the prior year period.

Merritt Island Facility and Aviara Transition

On October 26, 2020, we completed the purchase of certain real property located in Merritt Island, Florida, including an approximately 140,000 sq. ft. boat manufacturing facility, (the “Merritt Island Facility”) for a purchase price of $14.2 million. We expanded our overall boat building capacity by moving all Aviara production to the Merritt Island Facility. While this additional capacity will help facilitate Aviara’s long-term growth, importantly, removing Aviara production from our Vonore, Tennessee facility provided for an immediate increase in capacity and productivity for our MasterCraft brand. We began producing Aviara in the Merritt Island Facility in December 2020 and shipments from the new facility commenced in the third quarter of fiscal 2021.

Results of Operations

The table below presents our consolidated results of operations for the three months ended:

	Three Months Ended
	April 4,	March 29,	2021 vs. 2020
	2021	2020	Change	% Change
	(Dollars in thousands)
Consolidated statements of operations:
NET SALES	$147,854	$102,562	$45,292	44.2%
COST OF SALES	110,627	81,288	29,339	36.1%
GROSS PROFIT	37,227	21,274	15,953	75.0%
OPERATING EXPENSES:
Selling and marketing	3,693	4,933	(1,240)	(25.1%)
General and administrative	9,984	6,094	3,890	63.8%
Amortization of other intangible assets	987	987	-	0.0%
Goodwill and other intangible asset impairment	—	56,437	(56,437)
Total operating expenses	14,664	68,451	(53,787)	(78.6%)
OPERATING INCOME (LOSS)	22,563	(47,177)	69,740	(147.8%)
OTHER EXPENSE:
Interest expense	755	1,086	(331)	(30.5%)
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	21,808	(48,263)	70,071	(145.2%)
INCOME TAX EXPENSE (BENEFIT)	4,240	(11,550)	15,790	(136.7%)
NET INCOME (LOSS)	$17,568	$(36,713)	$54,281	(147.9%)
Additional financial and other data:
Unit sales volume:
MasterCraft	941	713	228	32.0%
NauticStar	426	313	113	36.1%
Crest	731	461	270	58.6%
Consolidated unit sales volume	2,098	1,487	611	41.1%
Net sales:
MasterCraft	$99,447	$70,531	$28,916	41.0%
NauticStar	18,045	14,156	3,889	27.5%
Crest	30,362	17,875	12,487	69.9%
Consolidated net sales	$147,854	$102,562	$45,292	44.2%
Net sales per unit:
MasterCraft	$106	$99	$7	7.1%
NauticStar	42	45	(3)	(6.7%)
Crest	42	39	3	7.7%
Consolidated net sales per unit	70	69	1	1.4%
Gross margin	25.2%	20.7%	450 bps

Three Months Ended April 4, 2021 Compared to the Three Months Ended March 29, 2020

Net Sales.  Net Sales for the third quarter were $147.9 million, an increase of $45.3 million, or 44.2 percent, compared to $102.6 million for the prior-year period. The increase was primarily due to:

•

a $28.9 million increase for the MasterCraft segment driven by a 32.0 percent increase in sales volume, lower dealer incentives, higher prices, and options favorablility, partially offset by the impact of model mix.

•	a $12.5 million increase for the Crest segment resulting from a 58.6 percent increase in sales volume, lower dealer incentives, higher prices and options favorability, and

•

a $3.9 million increase for the NauticStar segment primarily due to a 36.1 percent increase in sales volume, partially offset by the impact of model mix. In addition, NauticStar’s sales volume during the quarter was constrained as a result of the February 2021 ice storm which impacted much of the United States and caused NauticStar to lose approximately one week of production.

Gross Profit and Gross Margin.  Gross profit increased $16.0 million, or 75.0 percent, to $37.2 million compared to $21.3 million for the prior-year period. The increase was primarily a result of higher sales volumes, lower dealer incentives, and higher prices at each reportable segment and favorable options at MasterCraft and Crest. The increase was partially offset by the impact of model mix, Aviara transition costs and higher labor costs at each reportable segment. We expect to realize higher labor costs for the full fiscal year due to changes implemented in the first quarter of fiscal 2021 to our production employee compensation packages.

Gross margin increased due to lower dealer incentives, favorable overhead absorption driven by higher sales volume, and higher prices, partially offset by Aviara transition costs and higher labor costs.

Operating Expenses. Operating expenses decreased $53.8 million, or 78.6 percent, compared to the prior-year period primarily driven by the recognition of $56.4 million of goodwill and other intangible asset impairment charges in the prior-year and lower selling and marketing costs primarily due to the impacts of the COVID-19 pandemic. This decrease was partially offset by higher general and administrative expenses resulting from higher incentive compensation costs and additional investment related to product development and information technology.

Interest Expense.  Interest expense decreased $0.3 million, or 30.5 percent due to lower effective interest rates and lower average outstanding debt balances during the quarter compared to the prior-year period.

Income Tax Expense (Benefit).  Our consolidated interim effective income tax rate decreased to 19.4 percent for the third quarter of 2021 from 23.9 percent for the prior-year period.

	Nine Months Ended
	April 4,	March 29,	2021 vs. 2020
	2021	2020	Change	% Change
	(Dollars in thousands)
Consolidated statements of operations:
NET SALES	$370,276	$311,979	$58,297	18.7%
COST OF SALES	277,546	244,030	33,516	13.7%
GROSS PROFIT	92,730	67,949	24,781	36.5%
OPERATING EXPENSES:
Selling and marketing	9,589	13,340	(3,751)	(28.1%)
General and administrative	27,268	19,356	7,912	40.9%
Amortization of other intangible assets	2,961	2,961	-	0.0%
Goodwill and other intangible asset impairment	—	56,437	(56,437)
Total operating expenses	39,818	92,094	(52,276)	(56.8%)
OPERATING INCOME (LOSS)	52,912	(24,145)	77,057	(319.1%)
OTHER EXPENSE:
Interest expense	2,644	3,667	(1,023)	(27.9%)
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	50,268	(27,812)	78,080	(280.7%)
INCOME TAX EXPENSE (BENEFIT)	10,632	(6,601)	17,233	(261.1%)
NET INCOME (LOSS)	$39,636	$(21,211)	$60,847	(286.9%)
Additional financial and other data:
Unit sales volume:
MasterCraft	2,378	2,170	208	9.6%
NauticStar	1,067	1,046	21	2.0%
Crest	1,759	1,407	352	25.0%
Consolidated unit sales volume	5,204	4,623	581	12.6%
Net sales:
MasterCraft	$255,570	$211,201	$44,369	21.0%
NauticStar	45,336	47,727	(2,391)	(5.0%)
Crest	69,370	53,051	16,319	30.8%
Consolidated net sales	$370,276	$311,979	$58,297	18.7%
Net sales per unit:
MasterCraft	$107	$97	$10	10.3%
NauticStar	42	46	(4)	(8.7%)
Crest	39	38	1	2.6%
Consolidated net sales per unit	71	67	4	6.0%
Gross margin	25.0%	21.8%	320 bps

Nine Months Ended April 4, 2021 Compared to the Nine Months Ended March 29, 2020

Net Sales.  Net Sales for the nine months ended April 4, 2021 were $370.3 million, an increase of $58.3 million, or 18.7 percent, compared to $312.0 million for the prior-year period. The increase was primarily due to:

•

a $44.4 million increase for the MasterCraft segment driven by a 9.6 percent increase in sales volume, a favorable mix of higher-priced and higher-contented models, lower dealer incentives, and higher parts sales volume,

•	a $16.3 million increase for the Crest segment resulting from a 25.0 percent increase in sales volume, lower dealer incentives, higher prices, and options favorability, and

•

a $2.4 million decrease for the NauticStar segment primarily due to model mix and partially offset by higher volume and prices. NauticStar’s sales volume during the nine months ended April 4, 2021 was constrained as a result of the February 2021 ice storm which impacted much of the United States and caused NauticStar to lose approximately one week of production.

Gross Profit and Gross Margin.  Gross profit increased $24.8 million, or 36.5 percent, to $92.7 million compared to $67.9 million for the prior-year period. The increase was primarily a result of lower dealer incentives, higher unit volume, higher prices, favorable options mix and higher parts sales volume. These increases were partially offset by higher labor costs for each reportable segment, and higher incentive compensation costs and costs associated with the transition of Aviara to our Merritt Island facility. We expect to realize higher labor costs for the full fiscal year due to changes implemented in the first quarter of fiscal 2021 to our production employee compensation packages.

Gross margin increased due to lower dealer incentives and higher prices, partially offset by Aviara transition costs and higher labor costs.

Operating Expenses. Operating expenses decreased $52.3 million, or 56.8 percent, compared to the prior-year period due to the same reasons described above for the quarterly period.

Interest Expense.  Interest expense decreased $1.0 million, or 27.9 percent primarily due to the same reasons described above for the quarterly period.

Income Tax Expense (Benefit).  Our consolidated interim effective income tax rate decreased to 21.2 percent for the nine months ended April 4, 2021 from 23.7 percent for the prior-year period.

Non-GAAP Measures

EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin

We define EBITDA as earnings before interest expense, income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA further adjusted to eliminate certain non-cash charges or other items that we do not consider to be indicative of our core and/or ongoing operations. For the periods presented herein, these adjustments include goodwill and other intangible asset impairment, COVID-19 shutdown costs, Aviara transition costs, Aviara (new brand) startup costs, and non-cash share-based compensation. We define Adjusted EBITDA margin as Adjusted EBITDA expressed as a percentage of Net sales.

Adjusted Net Income and Adjusted Net Income Per Share

We define Adjusted Net Income and Adjusted Net Income per share as net income (loss) adjusted to eliminate certain non-cash charges or other items that we do not consider to be indicative of our core and/or ongoing operations and adjusted for the impact to income tax expense related to non-GAAP adjustments. For the periods presented herein, these adjustments include goodwill and other intangible asset impairment, COVID-19 shutdown costs, Aviara transition costs, Aviara (new brand) startup costs, and certain non-cash items including other intangible asset amortization and share-based compensation.

EBITDA, Adjusted EBITDA, Adjusted EBITDA margin, Adjusted Net Income, and Adjusted Net Income per share, which we refer to collectively as the Non-GAAP Measures, are not measures of net income (loss) or operating income (loss) as determined under accounting principles generally accepted in the United States, or U.S. GAAP. The Non-GAAP Measures are not measures of performance in accordance with U.S. GAAP and should not be considered as an alternative to net income, net income per share, or operating cash flows determined in accordance with U.S. GAAP. Additionally, Adjusted EBITDA is not intended to be a measure of cash flow. We believe that the inclusion of the Non-GAAP Measures is appropriate to provide additional information to investors because securities analysts and investors use the Non-GAAP Measures to assess our operating performance across periods on a consistent basis and to evaluate the relative risk of an investment in our securities. We use Adjusted Net Income and Adjusted Net Income per share to facilitate a comparison of our operating performance on a consistent basis from period to period that, when viewed in combination with our results prepared in accordance with U.S. GAAP, provides a more complete understanding of factors and trends affecting our business than does U.S. GAAP measures alone.  We believe Adjusted Net Income and Adjusted Net Income per share assists our board of directors, management, investors, and other users of the financial statements in comparing our net income on a consistent basis from period to period because it removes certain non-cash items and other items that we do not consider to be indicative of our core and/or ongoing operations and adjusts for the impact to income tax expense (benefit) related to non-GAAP adjustments. The Non-GAAP Measures have limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

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

The following table presents a reconciliation of net income (loss) as determined in accordance with U.S. GAAP to EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin for the periods indicated:

	Three Months Ended				Nine Months Ended
	April 4,		March 29,		April 4,		March 29,
	2021	% of sales	2020	% of sales	2021	% of sales	2020	% of sales

Net income (loss)	$17,568	11.9%	$(36,713)	-35.8%	$39,636	10.7%	$(21,211)	-6.8%
Income tax expense (benefit)	4,240		(11,550)		10,632		(6,601)
Interest expense	755		1,086		2,644		3,667
Depreciation and amortization	2,948		2,632		8,547		7,686
EBITDA	25,511	17.3%	(44,545)	-43.4%	61,459	16.6%	(16,459)	-5.3%
Goodwill and other intangible asset impairment(a)	-		56,437		-		56,437
COVID-19 shut-down costs(b)	-		1,506		-		1,506
Aviara start-up costs(c)	-		398		-		1,213
Share-based compensation	902		159		2,185		703
Aviara transition costs(d)	1,125		-		2,149		-
Adjusted EBITDA	$27,538	18.6%	$13,955	13.6%	$65,793	17.8%	$43,400	13.9%
(a)

Represents non-cash charges recorded in the NauticStar and Crest segments for impairments of goodwill and trade name.  See Note 5 in Notes to Unaudited Condensed Consolidated Financial Statements for more information regarding these impairment charges.

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

(d)

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

The following table presents a reconciliation of net income (loss) as determined in accordance with U.S. GAAP to Adjusted Net Income for the periods indicated:

	Three Months Ended		Nine Months Ended
	April 4,	March 29,	April 4,	March 29,
	2021	2020	2021	2020
	(Dollars in thousands)
Net income (loss)	$17,568	$(36,713)	$39,636	$(21,211)
Income tax expense (benefit)	4,240	(11,550)	10,632	(6,601)
Goodwill and other intangible asset impairment(a)	-	56,437	-	56,437
COVID-19 shut-down costs(b)	-	1,506	-	1,506
Amortization of acquisition intangibles	960	960	2,882	2,882
Aviara start-up costs(c)	-	398	-	1,213
Share-based compensation	902	159	2,185	703
Aviara transition costs(d)	1,125	-	2,149	-
Adjusted Net Income before income taxes	24,795	11,197	57,484	34,929
Adjusted income tax expense(e)	5,703	2,575	13,221	8,034
Adjusted Net Income	$19,092	$8,622	$44,263	$26,895

Adjusted Net Income per share:
Basic	$1.01	$0.46	$2.35	$1.44
Diluted	$1.01	$0.46	$2.34	$1.44
Weighted average shares used for the computation of:
Basic Adjusted Net Income per share	18,817,975	18,739,480	18,799,875	18,731,338
Diluted Adjusted Net Income per share	18,989,629	18,739,480	18,928,288	18,731,338
(a)

Represents non-cash charges recorded in the NauticStar and Crest segments for impairments of goodwill and trade name.  See Note 5 in Notes to Unaudited Condensed Consolidated Financial Statements for more information regarding these impairment charges.

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

(d)

Represents costs to transition production of the Aviara brand from Vonore, Tennessee to Merritt Island, Florida. Costs include duplicative overhead costs and costs not indicative of ongoing operations (such as training and facility preparation).  We expect to incur such costs until Aviara production is fully transitioned, which we expect will be completed during fiscal 2021.

(e)	Reflects income tax expense at an income tax rate of 23.0% for each period presented.

The following table presents the reconciliation of net income (loss) per diluted share to Adjusted Net Income per diluted share for the periods presented:

	Three Months Ended		Nine Months Ended
	April 4,	March 29,	April 4,	March 29,
	2021	2020	2021	2020
Net income (loss) per diluted share	$0.93	$(1.96)	$2.09	$(1.13)
Impact of adjustments:
Income tax expense (benefit)	0.22	$(0.61)	0.57	(0.34)
Goodwill and other intangible asset impairment(a)	-	$3.01	-	3.01
COVID-19 shut-down costs(b)	-	$0.08	-	0.08
Amortization of acquisition intangibles	0.05	$0.05	0.15	0.15
Aviara start-up costs(c)	-	$0.02	-	0.06
Share-based compensation	0.05	$0.01	0.12	0.04
Aviara transition costs(d)	0.06	$-	0.11	-
Adjusted Net Income per diluted share before income taxes	$1.31	$0.60	$3.04	$1.87
Impact of adjusted income tax expense on net income per diluted share before income taxes(e)	(0.30)	$(0.14)	(0.70)	(0.43)
Adjusted Net Income per diluted share	$1.01	$0.46	$2.34	$1.44
(a)

Represents non-cash charges recorded in the NauticStar and Crest segments for impairments of goodwill and trade name.  See Note 5 in Notes to Unaudited Condensed Consolidated Financial Statements for more information regarding these impairment charges.

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

(d)

Represents costs to transition production of the Aviara brand from Vonore, Tennessee to Merritt Island, Florida. Costs include duplicative overhead costs and costs not indicative of ongoing operations (such as training and facility preparation).  We expect to incur such costs until Aviara production is fully transitioned, which we expect will be completed during fiscal 2021.

(e)	Reflects income tax expense at an income tax rate of 23.0% for each period presented.

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

The Company believes that, because its outstanding share-based compensation grants no longer result in a material amount of dilution of its earnings as was the case nearer to the date of our IPO, the adjustment methodology previously used no longer provides meaningful information to management or other users of its financial statements. This change resulted in an increase of $0.02 in the nine months ended March 29, 2020 in the amount of Adjusted Net Income per diluted share from what was previously reported.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance working capital, fund capital expenditures, and service our debt. Our principal sources of liquidity are our cash balance, cash generated from operating activities, our Revolving Credit Facility and the refinancing and/or new issuance of long-term debt. As of April 4, 2021, we had a cash balance of $29.0 million in addition to $35.0 million of available borrowing capacity under the Revolving Credit Facility. During October 2020, the Company completed the purchase of the Merritt Island Facility for a purchase price of $14.2 million. See Note 11 in Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding this transaction.

We believe our cash balance, cash from operations, and availability under the Revolving Credit Facility will be sufficient to provide for our liquidity and capital resource needs. However, we are continuing to monitor the COVID-19 pandemic and its impact on our business, dealers, consumers and industry as a whole.

The following table summarizes our cash flows from operating, investing, and financing activities:

	Nine Months Ended
	April 4,	March 29,
	2021	2020	Change
	(Dollars in thousands)
Total cash provided by (used in):
Operating activities	$54,393	$23,900	$30,493
Investing activities	(23,779)	(13,576)	(10,203)
Financing activities	(17,963)	24,841	(42,804)
Net change in cash	$12,651	$35,165	$(22,514)

Cash Flows

Net cash provided by operating activities increased primarily due to higher operating income and more cash provided by  working capital usage. Working capital is defined as Accounts receivable, Income tax receivable, Inventories, and Prepaid expenses and other current assets net of Accounts payable, Income tax receivable, and Accrued expenses and other current liabilities as presented in the unaudited condensed consolidated balance sheets. Cash flows from working capital changes increased $14.8 million compared to the prior year period and included:

•	a $16.0 million increase attributable to Accounts payable driven by increasing production rates during the nine months ended April 4, 2021;
•

a $11.3 million increase related to Accrued expenses and other current liabilities largely from lower cash used for variable compensation, higher customer deposits, and lower cash used for dealer incentives for the nine months ended April 4, 2021 compared to the nine months ended March, 29, 2020;

•	a $9.4 million increase related to Income tax receivable primarily as a result of the receipt of a tax refund associated with fiscal 2020;
•

a $13.3 million decrease attributable to Inventories mainly as a result of an increase in raw materials and work-in-process driven by increasing production during the nine months ended April 4, 2021; and

•

a $6.6 million decrease related to Accounts receivable primarily due to an improved collection cycle at Crest during the nine months ended March 29, 2020 as compared to the prior period, which has been sustained during the nine months ended April 4, 2021.

Net cash used in investing activities increased $10.2 million due to higher capital expenditures, primarily related to the purchase of the Merritt Island Facility.

Financing cash flow decreased primarily as the result of lower net borrowing from our Revolving Credit Facility during the nine months ended April 4, 2021 compared to the nine months ended March, 29, 2020. On March 20, 2020, the Company borrowed all available funds under its Revolving Credit Facility, $35.0 million, a precautionary measure in order to increase its cash position and preserve financial flexibility in light of the uncertainty in the global markets resulting from the COVID-19 pandemic. The Company repaid $25.0 million of this amount before the end of fiscal 2020. In addition, the Company repaid net borrowings of $10.0 million on its Revolving Credit Facility and $7.0 million of scheduled principal repayments on its term loans during the nine months ended April 4, 2021, compared to $10.6 million of scheduled repayments during the nine months ended March, 29, 2020.

Off Balance Sheet Arrangements

The Company did not have any off balance sheet financing arrangements as of April 4, 2021.

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

Critical Accounting Policies

As of April 4, 2021 there were no significant changes in or changes in the application of our critical accounting policies or estimation procedures from those presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, which was filed with the SEC on September 11, 2020.

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

As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of April 4, 2021.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended April 4, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

During the three months ended April 4, 2021, there were no material changes to the risk factors disclosed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of MCBC Holdings, Inc.	10-K	001-37502	3.1	9/18/15
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of MasterCraft Boat Holdings, Inc.	10-Q	001-37502	3.2	11/9/18
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of MasterCraft Boat Holdings, Inc.	8-K	001-37502	3.1	10/25/19
3.4	Fourth Amended and Restated By-laws of MasterCraft Boat Holdings, Inc.	8-K	001-37502	3.2	10/25/19
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASTERCRAFT BOAT HOLDINGS, INC.
(Registrant)

Date:	May 12, 2021	By:	/s/ FREDERICK A. BRIGHTBILL
Frederick A. Brightbill
Chief Executive Officer (Principal Executive Officer) and Chairman of the Board

Date:	May 12, 2021	By:	/s/ TIMOTHY M. OXLEY
Timothy M. Oxley
Chief Financial Officer (Principal Financial and Accounting Officer),
Treasurer and Secretary