Form 10-K
period 2021-06-30
MasterCraft Boat Holdings, Inc.
filed 2021-09-02
CIK 1638290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2021

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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).☐     Yes           ☑      No

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter, which ended January 3, 2021 and based on the closing sale price as reported on the NASDAQ Global Select Market system, was approximately $461,700,000. As of August 30, 2021, there were 19,022,668 shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2021 annual meeting of stockholders, which will be filed no later than 120 days after the close of the registrant’s fiscal year ended June 30, 2021, are incorporated by reference into Part III of this report.

MASTERCRAFT BOAT HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2021

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

BASIS OF PRESENTATION

Our fiscal year begins on July 1 and ends on June 30 with the interim quarterly reporting periods consisting of thirteen weeks. Therefore, the quarter end will not always coincide with the date of the end of the calendar month. We refer to our fiscal years based on the calendar-year in which they end. Accordingly, references to fiscal 2021, fiscal 2020 and fiscal 2019 represent our financial results for the fiscal years ended June 30, 2021, June 30, 2020 and June 30, 2019, respectively. For ease of reference, we identify our fiscal years in this Form 10-K by reference to the period from July 1 to June 30 of the year in which the fiscal year ends. For example, “fiscal 2021” refers to our fiscal year ended June 30, 2021 and “fiscal 2022” refers to our fiscal year ending June 30, 2022.

MasterCraft Boat Holdings, Inc. (the “Company”), a Delaware corporation, operates primarily through its wholly-owned subsidiaries, MasterCraft Boat Company, LLC, MasterCraft Services, LLC, MasterCraft Parts, Ltd., MasterCraft International Sales Administration, Inc., Aviara Boats, LLC (“Aviara”), Nautic Star, LLC, NS Transport, LLC and Crest Marine, LLC. Unless the context otherwise requires, the Company and its subsidiaries collectively are referred to as the “Company,” “we,” or “us” in this Form 10-K.

PART I

ITEM 1. BUSINESS

We are a leading designer, manufacturer, and marketer of recreational powerboats sold under a diversified portfolio of four brands, MasterCraft, NauticStar, Crest, and Aviara.

Through our four brands, we have leading market share positions in three of the fastest growing categories of the powerboat industry, ski/wake boats, outboard saltwater fishing, and pontoon boats, while entering the large, growing luxury day boat segment. As a leader in recreational marine, we strive to deliver the best on-water experience through innovative, high-quality products with a relentless focus on the consumer. Our strategy is centered on four key pillars:

•	Consumer Experience: Delivering the best experience throughout the life-cycle of the consumer journey;
•	Digital Marketing: Accelerating consumer acquisition and retention by activating a stronger, more consumer-driven digital marketing strategy;
•	Operational Excellence: Providing best-in-class products to consumers at an exceptional value; and
•	People: Developing a high-performing work organization and work environment that is consumer-focused and attracts and retains superior employees.

Our Segments

MasterCraft Segment

Our MasterCraft segment consists of our MasterCraft brand, which manufactures premium ski/wake boats, and our Aviara brand, which manufactures luxury day boats. The MasterCraft brand was founded in 1968 and evolved over the next 50-plus years to become the most award-winning ski/wake boat manufacturer in the world. Today, MasterCraft participates in the fastest growing category within the powerboat industry by producing the industry’s premier competitive water ski, wakeboarding, and wake surfing performance boats. We believe the MasterCraft brand is known among boating enthusiasts for high performance, premier quality, and relentless innovation. We believe that the market recognizes MasterCraft as a premier brand in the powerboat industry due to the overall superior value proposition that our boats deliver to consumers. We work tirelessly every day to maintain this iconic brand reputation.

Aviara is a de novo brand, developed in-house, and focused on serving the luxury recreational day boat category of the powerboat industry. Introduced in February 2019, Aviara is currently focused on models between 30 feet and 40 feet in length and currently features three models utilizing both outboard and sterndrive propulsion. Aviara boats feature distinct European styling and offer an elevated open water experience by fusing progressive style and effortless comfort in its modern luxury vessels.

NauticStar Segment

Our NauticStar segment consists of our NauticStar brand, which manufactures saltwater fishing boats, deck boats, and bay boats designed for a variety of uses, including recreational and competitive sport fishing in freshwater lakes or saltwater, and general recreational enjoyment. NauticStar participates in the third-fastest growing category in the powerboat industry. NauticStar, which we acquired in October 2017, was founded in 2002. We believe NauticStar has a reputation for reliability, quality and consistency, with a loyal network of dealers and consumers including professional and sport fishermen, and recreational and pleasure boating enthusiasts.

Crest Segment

Our Crest segment consists of our Crest brand, which manufactures pontoon boats. Crest participates in the second-fastest growing category in the powerboat industry. Crest, which we acquired in October 2018, was founded in 1957 and has grown to be one of the top producers of innovative, high-quality pontoon boats ranging from 20 to 29 feet. Crest’s long-standing reputation for high-quality, standard features and content, and innovation provides Crest with strong dealer and consumer bases in its core geographic markets.

Unless the context otherwise requires, “MasterCraft,” “NauticStar,” and “Crest,” as used herein, refers to our segments as described above.

Our Products

We design, manufacture, and sell premium recreational ski/wake, outboard, and sterndrive boats that we believe deliver superior performance for water skiing, wakeboarding, wake surfing, and fishing, as well as general recreational boating.  In addition, we offer various accessories, including trailers and aftermarket parts.

Our MasterCraft portfolio of ProStar, XStar, X, XT, and NXT models are designed for the highest levels of performance, styling, and enjoyment for both recreational and competitive use. The XStar and X models are geared towards the consumer seeking the most premium and highest performance boating experience that we offer, and generally command a price premium over our competitors’ boats at retail prices ranging from approximately $160,000 to $220,000. The MasterCraft XT lineup is designed to offer ultimate flexibility to consumers with maximum customization and maximum performance at retail prices ranging from approximately $100,000 to $160,000. The NXT models offer the quality, performance, styling, and innovation of the MasterCraft brand to the entry-level consumer, with retail prices ranging from approximately $80,000 to $100,000. We have strategically designed and priced the MasterCraft NXT models to target the fast-growing entry-level consumer group that is distinct from our traditional consumer base, while maintaining our core MasterCraft brand attributes at profit margins comparable to our other offerings.

Our Aviara portfolio of luxury recreational day boats was designed in-house with the vision to create pleasure crafts that defy compromise. The Aviara brand drew on MasterCraft’s 50-plus year legacy of quality. Aviara’s boat designs were inspired by four product design principles – Progressive Style, Elevated Control, Modern Comfort and Quality Details. Aviara’s models consist of the AV32, a 32-foot luxury bowrider, the AV36, a 36-foot luxury bowrider, and the AV40, the brand’s flagship 40-foot luxury bowrider for the ultimate on-the-water experience. All models are available in either outboard or sterndrive propulsion, and Aviara’s retail prices range from approximately $370,000 to over $900,000. The AV32 and AV36 began selling in fiscal 2020 and fiscal 2021, respectively, and the AV40 is expected to begin selling in fiscal 2022. In addition, we believe there will be significant model expansion opportunities for Aviara.

Our NauticStar portfolio of Bay Boats, Sport Deck Boats and Offshore Boats are designed for a variety of uses, including recreational and competitive sport fishing in freshwater lakes or saltwater, and general recreational enjoyment. NauticStar’s Bay Boats and Offshore Boats are geared towards the consumer seeking unmatched quality and features for fishability and family friendly comfort. The Sport Deck Boat line caters to consumers seeking the drive and ride of a V-hull, large capacity, and the styling and efficiency of a runabout. NauticStar’s retail prices range from approximately $40,000 to $200,000. We believe all of the NauticStar models represent a tremendous value for consumers.

Our Crest portfolio of pontoon boats are designed for the ultimate in comfort and recreational pleasure boating. Crest has continued to grow market share as it expands its distribution footprint. Crest’s pontoon boats are designed to offer consumers the best in luxury, style and performance without compromise across a diverse model lineup ranging in length from 20 to 29 feet. Crest’s retail prices range from approximately $30,000 to $200,000.

Our Dealer Network

Our products are sold through extensive networks of independent dealers in North America and internationally. We target our distribution to the market category’s highest performing dealers. The majority of our MasterCraft brand dealers are exclusive to our MasterCraft product lines within the ski/wake category, highlighting the commitment of our key dealers to the MasterCraft brand. Our other brands are generally served on a nonexclusive basis by their respective dealers.

We consistently review our distribution networks to identify opportunities to expand our geographic footprint and improve our coverage of the market. We constantly monitor the health and strength of our dealers by analyzing each dealer’s retail sales and inventory and have established processes to identify underperforming dealers in order to assist them in improving their performance, to allow us to switch to a more effective dealer, or to direct product to markets with the greatest retail demand. These processes also allow us to better monitor dealer inventory levels and product turns and contribute to a healthier dealer network that is better able to stock and sell our products. We believe our outstanding dealer networks and our proactive approach to dealer management allow us to distribute our products more efficiently than our competitors and will help us capitalize on growth opportunities as our industry volumes continue to increase.

For fiscal 2021, the Company’s top ten dealers accounted for approximately 30% of our net sales and none of our dealers individually accounted for more than 6% of our total net sales.

North America.  In North America, our MasterCraft brand, had a total of 106 dealers across 134 locations as of June 30, 2021. Our NauticStar brand had a total of 88 dealers across 100 locations in North America as of June 30, 2021. Our Crest brand had a total of 128 dealers across 152 locations in North America as of June 30, 2021. Our Aviara brand is sold through a distribution network consisting of one dealer with 77 locations.

Outside of North America.  As of June 30, 2021, through our MasterCraft brand, we had a total of 40 international dealers and 40 locations and through our NauticStar brand we had one international dealer in one location. Our Crest brand had a total of two international dealers in two locations. We are present in Europe, Australia, South America, Africa, Asia, including Hong Kong and the Middle East. We generated 4.5%, 4.8%, and 5.2% our net sales outside of North America in fiscal 2021, 2020, and 2019, respectively.

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

Manufacturing

MasterCraft boats and trailers are manufactured and lake-tested at our 285,000-square-foot facility located in Vonore, Tennessee. We believe MasterCraft has the only boat manufacturing facility to achieve compliance with all three of the ISO 9001 (Quality Management Systems), 14001 (Environmental Management Systems), and 18001 (International Occupational Health and Safety Management System) standards. NauticStar boats are manufactured at our 200,000-square-foot facility located in Amory, Mississippi. Crest boats are manufactured at our 150,000-square-foot facility located in Owosso, Michigan. In October 2020, we purchased a 140,000-square-foot boat manufacturing facility in Merritt Island, Florida. Aviara boats were manufactured in our Vonore, Tennessee facility until the third quarter of fiscal 2021 and are now manufactured solely at our Merritt Island, Florida facility.

The rigorous and consumer-centric attention to detail in the design and manufacturing of our products results in boats of high quality which provides an exceptional on water experience across all of our brands. Our dedication to quality permits our consumers to enjoy our products with confidence.

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

Suppliers

We purchase a wide variety of raw materials from our supplier base, including resins, fiberglass, aluminum, lumber and steel, as well as product parts and components such as engines and electronic controls. We maintain long-term contracts with strategic suppliers and informal arrangements with other suppliers.

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

The most significant components used in manufacturing our boats, based on cost, are engine packages. For our MasterCraft brand, Ilmor Engineering, Inc. (“Ilmor”) is our exclusive engine supplier, and for our NauticStar brand, Yamaha Motor Corporation (“Yamaha”) is our largest engine supplier, while Mercury Marine (“Mercury”) is the largest engine supplier for our Crest Brand.  For our Aviara brand, Mercury provides outboard engines and Ilmor provides sterndrive engines. We maintain strong and long-standing relationships with Ilmor, Yamaha, and Mercury. During the year ended June 30, 2021, Ilmor was our largest overall supplier. In addition to ski/wake and sterndrive engines, Ilmor’s affiliates produce engines used in a number of leading racing boats and race cars. Ilmor maintains a full-time customer service and warranty representative at our MasterCraft office, resulting in extremely efficient management of all engine-related matters, mitigating potential warranty risk. We work closely with Ilmor to remain at the forefront of engine design, performance, and manufacturing. We believe our long-term relationship with our engine supplier partners is a key competitive advantage.

We have and continue to see supply chain disruptions that we believe are caused by the dislocation in the labor and logistics markets as well as upstream supply challenges.

Research and Development, Product Development and Engineering

We are strategically and financially committed to innovation, as reflected in our dedicated product development and engineering groups and evidenced by our track record of new product and feature introduction. Since June 30, 2020, the Company has approximately doubled the number of product development and engineering personnel, further solidifying our commitment to being the most consumer-centric and innovative company in our industry. As of June 30, 2021, our product development and engineering group includes 47 professionals. These individuals bring to our product development efforts significant expertise across core disciplines, including boat design, computer-aided design, naval engineering, electrical engineering, and mechanical engineering. They are responsible for execution of all facets of our new product and innovation strategy, starting with design and development of new boat models and innovative features, engineering these designs for manufacturing, and integrating new boats and features into production. Our product development and engineering functions work closely with our Strategic Portfolio Management Team which includes senior leadership from Sales, Marketing and Finance, all working together to develop our long-term product and innovation strategies.

We have structured processes to obtain consumer, dealer, and management feedback to guide our long-term product lifecycle and portfolio planning. In addition, extensive testing and coordination with our manufacturing groups are important elements of our product development process, which we believe enable us to leverage the lessons from past launches and minimize the risk associated with the release of new products. We have developed a strategy to launch several new models each year, which will allow us to renew our product portfolio with innovative offerings at a rate that we believe will be difficult for our competitors to match without significant additional capital investments. In addition to our product strategy, we manage a separate innovation development process which allows us to design innovative new features for our boats in a disciplined manner and to launch these innovations in a more rapid time frame and with higher quality. These enhanced processes have reduced the time to market for our new product pipeline. Our research and product development expense for fiscal 2021, 2020 and 2019 was $6.8 million, $5.2 million, and $5.6 million, respectively.

Intellectual Property

We rely on a combination of patent, trademark, and copyright protection, trade secret laws, confidentiality procedures, and contractual provisions to protect our rights in our brands, products, and proprietary technology. We also protect our vessel hull designs through vessel hull design registrations. This is an important part of our business and we intend to continue protecting our intellectual property. We currently hold 43 U.S. patents and six foreign patents, including utility and design patents for our transom surf seating, our DockStar handling system, and our SurfStar surf system technology among numerous other innovations. Provided that we comply with all statutory maintenance requirements, our patents are expected to expire between 2028 and 2039. We also have additional patent applications pending in the U.S. and worldwide. We also own in excess of 130 trademark registrations in various countries around the world, most notably for the MasterCraft, NauticStar, Crest, and Aviara names and/or logos, as well as numerous model names in MasterCraft’s Star Series, X, XT, and NXT product families, and we have several pending applications for additional registrations. Such trademarks may endure in perpetuity on a country-by-country basis provided that we comply with all statutory maintenance requirements, including continued use of each trademark in each such country. In addition, we own 38 registered U.S. copyrights. Finally, we have registered more than 40 vessel hull designs with the U.S. Copyright Office, the most recent of which will remain in force through 2027.

Competitive Conditions and Position

We believe each of our brands are highly competitive and have a reputation for quality. We compete by operating, developing, and acquiring a diversified portfolio of leading brands focused on the fastest growing segments of the powerboat industry; focusing relentlessly on delivering the best overall ownership experience to consumers; developing and continuously improving highly efficient production techniques and methods which result in highly innovative products; distributing our products through extensive, consumer-driven independent dealer networks; and attracting, developing, and retaining high-performing employees.

Significant competition exists for each of our brands and the markets in which we compete range from being relatively concentrated for the ski/wake category, to being fragmented for the pontoon, and deck and saltwater fishing categories. As of December 2020, based on Statistical Surveys, Inc. (“SSI”) data, the top five brands accounted for over 75% of the ski/wake markets, approximately 55% for the pontoon market, and approximately 32% of the deck and saltwater fishing category. Market participants also range from small, single-product businesses to large, diversified companies. In addition, we compete indirectly with businesses that offer alternative leisure products and activities.

In recent history, the MasterCraft brand has consistently competed for the leading market share position in the U.S. among manufacturers of premium ski/wake boats based on unit volume. As of December 2020, based on SSI data, the MasterCraft brand has the #1 market share in the ski/wake category with 21.0%. As of December 2020, based on SSI data, the NauticStar brand has the #9 market share in the deck and saltwater fishing category with 4.1%. As of December 2020, based on SSI data, the Crest brand has the #8 market share in the pontoon category with 3.6%. As of December 2020, based on SSI data, the Aviara brand has the #10 market share in the 30-foot to 40-foot bowrider category with 2.6%.

Human Capital Resources

We have approximately 1,500 employees as of June 30, 2021, of whom 750 work at our MasterCraft facility in Tennessee, 150 work at our Aviara facility in Florida, 300 work at our NauticStar facility in Mississippi, and 300 work at our Crest facility in Michigan. We have grown our workforce by more than 600 employees during fiscal 2021 as we ramp up our operations to meet the demand for our products.

One of our four strategic priorities is developing a high-performing work organization and work environment that is consumer-focused and attracts and retains superior employees. We strive to offer our employees career-specific tools, training, resources, and support development opportunities. We utilize a talent management process, which includes performance appraisal and development planning. We are also deeply invested in attracting and developing the next generation of workforce talent to the boating industry. We’ve partnered with local community and technical colleges by developing training programs and donating boats and supplies to position graduates for jobs in the boating industry upon graduation.

Employee safety is always a top priority. We are focused on improving and innovating when it comes to the well-being of our dedicated workforce across our portfolio of brands. We take great care to ensure everyone at the Company is empowered to do their best work, in a safe and well-managed environment. We maintain clean, safe and healthy workplaces through our vigorous training programs and professional safety standards systems, including job hazard assessments and industrial hygiene and ventilation practices.

Our compensation program is designed to facilitate high performance and generate results that will create value for our stockholders. We structure executive compensation to pay for performance, reward our executives with equity in the Company in order to align their interests with the interests of our stockholders and allow those employees to share in our stockholders’ success, which we believe creates a performance culture, maintains morale and attracts, motivates and retains top talent.

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

ITEM 1A. RISK FACTORS

RISK FACTORS

Our operations and financial results are subject to certain risks and uncertainties, including those described below, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock.

Risks Relating to Economic and Market Conditions

Global economic conditions, particularly in the U.S., significantly affect our industry and businesses, and economic decline can materially impact our financial results.

In times of economic uncertainty or recession, consumers tend to have less discretionary income and to defer significant spending on non-essential items, which may adversely affect our financial performance. Although portions of the marine industry have experienced positive trends as a result of the unique consumer environment resulting from the COVID-19 pandemic, these trends may not continue, and the accompanying economic uncertainty caused by the pandemic may lead to unfavorable business outcomes. We continue to develop our portfolio of brands, but our business remains cyclical and sensitive to consumer spending on new boats.

Deterioration in general economic conditions that in turn diminishes consumer confidence or discretionary income may reduce our sales, or we may decide to lower pricing for our products, which could adversely affect our financial results, including increasing the potential for future impairment charges. Further, our products are recreational, and consumers’ limited discretionary income in times of economic hardship may be diverted to other activities that occupy their time, such as other forms of recreational, religious, cultural, or community activities. We cannot predict the strength of global economies or the timing of economic recovery, either globally or in the specific markets in which we compete.

Fiscal concerns and policy changes may negatively impact worldwide economic and credit conditions and adversely affect our industry, businesses, and financial condition.

Fiscal policy could have a material adverse impact on worldwide economic conditions, the financial markets, and availability of credit and, consequently, may negatively affect our industry, businesses, and overall financial condition. Customers often finance purchases of our products, and as interest rates rise, the cost of financing the purchase also increases. While credit availability is adequate to support demand and interest rates remain relatively low, if credit conditions worsen and adversely affect the ability of customers to finance potential purchases at acceptable terms and interest rates, it could result in a decrease in sales or delay improvement in sales.

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

In addition, our variable rate indebtedness may use LIBOR as a benchmark for establishing the rate. In March 2021, the U.K. Financial Conduct Authority (“FCA”) publicly announced the transition dates of certain LIBOR settings. Included in that, it was announced that 1-month, 3-month and 6-month U.S. Dollar LIBOR settings will cease to be provided immediately after June 30, 2023. There is no assurance that dates announced by the FCA will not change or that the administrator of LIBOR and/or regulators will not take further action that could impact the availability, composition, or characteristics of LIBOR or the currencies and/or tenors for which LIBOR is published. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely impact the availability and cost of borrowings.

Inflation could adversely affect our financial results

The market prices of certain materials and components used in manufacturing our products, especially resins that are made with hydrocarbon feedstocks, fiberglass, aluminum, lumber, and steel, can be volatile. While, historically, inflation has not had a material effect on our results of operations, significant increases in inflation, particularly those related to wages and increases in the cost of raw materials, recently have, and may continue to have, an adverse impact on our business, financial condition, and results of operations.

In addition, new boat buyers often finance their purchases. Inflation typically results in higher interest rates that could translate into an increased cost of boat ownership. Should inflation and increased interest rates occur, prospective consumers may choose to forego or delay their purchases or buy a less expensive boat in the event credit is not available to finance their boat purchases.

Fluctuations in foreign currency exchange rates could adversely affect our results.

We sell products manufactured in the U.S. into certain international markets in U.S. dollars. The changing relationship of the U.S. dollar to foreign currencies has, from time to time, had a negative impact on our results of operations. Fluctuations in the value of the U.S. dollar relative to these foreign currencies can adversely affect the price of our products in foreign markets and the costs we incur to import certain components for our products. We will often attempt to offset these higher prices with increased discounts, which can lead to reduced net sales per unit.

An increase in energy costs may materially adversely affect our business, financial condition, and results of operations.

Higher energy costs result in increases in operating expenses at our manufacturing facilities and in the expense of shipping products to our dealers. In addition, increases in energy costs may adversely affect the pricing and availability of petroleum-based raw materials, such as resins and foams that are used in our products. Higher fuel prices may also have an adverse effect on demand for our boats, as they increase the cost of boat ownership and possibly affect product use.

Risks Relating to Our Business

Actual or potential public health emergencies, epidemics, or pandemics, such as the current coronavirus (“COVID-19”) pandemic, could have a material adverse effect on our business, results of operations, or financial condition.

The impact of actual or potential public health emergencies, epidemics, or pandemics on the Company, our suppliers, dealers, and customers, and the general economy could be wide-ranging and significant, depending on the nature of the issue, governmental actions taken in response, and the public reaction. The impact of the current COVID-19 pandemic includes illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in economic activity, widespread unemployment, and supply chain interruptions, which collectively have caused significant disruptions to global economies and financial markets.

Despite the COVID-19 pandemic, demand for our products increased in fiscal 2021 versus fiscal 2020, but the pandemic could result in future significant volatility in demand, positively or negatively, for our products. Demand volatility may be caused by, among other things: the temporary inability of consumers to purchase our products due to illness, quarantine, or other travel restrictions; dealership closures due to illness or government restrictions; a reduction in boating activity as a result of governmental actions or self-quarantine measures; shifts in demand away from discretionary products; and reduced options for marketing and promotion of products or other restrictions in connection with COVID-19. If such events occurred over a prolonged period, they could increase our costs and difficulty of operating our business, including accurately planning and forecasting for our operations and inventory levels, which may adversely impact our results.

The COVID-19 pandemic has resulted in, and may continue to result in, disruption, uncertainty, and volatility in the global financial and credit markets. Such volatility could impact our access to capital resources and liquidity in the future, including making credit difficult to obtain or only available on less favorable terms. The COVID-19 pandemic may continue to have an impact on our operations, which could be material. For example, many of our facilities have experienced absenteeism caused by illness or quarantine measures. The continuing impact on our business operations could include, but are not limited to, significant numbers of employees contracting COVID-19; facility closures as a result of state and local "shelter-in-place" orders, safety precautions, employee illness, or self-quarantine measures; reductions in our operating effectiveness as our employees work from home or as a result of new workplace safety measures; unavailability of key personnel necessary to conduct our business activities; project delays; and supply chain or distribution interruptions and constraints. Additionally, we rely on original equipment manufacturers, dealers, and distributors to market and sell most of our products, and effects on their businesses or financial condition as a result of the COVID-19 pandemic could result in various adverse operational impacts including, but not limited to, lower sales, delayed cash payments, interrupted customer warranty service, and increased credit risk.

Our efforts to manage, mitigate, and remedy these impacts may prove unsuccessful as the ultimate impact of the COVID-19 pandemic depends on factors beyond our knowledge or control, including the duration and severity of the pandemic, public safety actions taken by government authorities, long-term economic recovery, and resulting consumer response.

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

In addition, we have made strategic capital investments in capacity expansion activities to successfully capture growth opportunities and enhance product offerings, including relocating production of our Aviara brand to Merritt Island, Florida.  This allows for a dedicated manufacturing facility of our Aviara brand and increased capacity for our MasterCraft brand at the Vonore, Tennessee facility. We must carefully manage capital expansions to ensure they meet cost targets, comply with applicable environmental, safety, and other regulations, and uphold high-quality workmanship.

Moving production to a different plant and expanding capacity at an existing facility involves risks, including difficulties initiating production within the cost and timeframe estimated, supplying product to customers when expected, integrating new products, and attracting sufficient skilled labor to handle additional production demands. If we fail to meet these objectives, it could adversely affect our ability to meet customer demand for products and increase the cost of production versus projections, both of which could result in a significant adverse impact on operating and financial results. Additionally, plant expansion can result in manufacturing inefficiencies, additional expenses, including higher wages or severance costs, and cost inefficiencies, which could negatively impact financial results.

Adverse weather conditions and climate change events can have a negative effect on revenues.

Changes in seasonal weather conditions can have a significant effect on our operating and financial results. Sales of our boats are typically stronger just before and during spring and summer, and favorable weather during these months generally has had a positive effect on consumer demand. Conversely, unseasonably cool weather, excessive rainfall, or drought conditions during these periods can reduce or change the timing of demand. Climate change could have an impact on longer-term natural weather trends, resulting in environmental changes including, but not limited to, increases in severe weather, changing sea levels, changes in sea, land and air temperatures, poor water conditions, or reduced access to water, could disrupt or negatively affect our business.

Catastrophic events, including natural and environmental disasters, acts of terrorism, or civil unrest, could have a negative effect on our operations and financial results.

We rely on the continuous operation of our manufacturing facilities in Vonore, Tennessee, Merritt Island, Florida, Armory, Mississippi, and Owosso, Michigan for the production of our products. Any natural disaster or other serious disruption to our facilities due to fire, snow, flood, earthquake, pandemics, civil insurrection or social unrest or any other unforeseen circumstance could adversely affect our business, financial condition, and results of operations. Hurricanes, floods, earthquakes, storms, and catastrophic natural or environmental disasters, as well as acts of terrorism or civil unrest, could disrupt our distribution channel, operations, or supply chain and decrease consumer demand. If a catastrophic event takes place in one of our major sales markets, our sales could be diminished. Additionally, if such an event occurs near our business locations, manufacturing facilities or key supplier facilities, business operations, and/or operating systems could be interrupted.

We could be uniquely affected by weather-related catastrophic events, as we have dealers and third-party suppliers located in regions of the United States that have been and may be exposed to damaging storms, such as hurricanes and tornados, floods and environmental disasters. Although preventative measures may help to mitigate damage, the damage and disruption resulting from natural and environmental disasters may be significant. Such disasters can disrupt our consumers, dealers, or suppliers, which can interrupt our operational processes and our sales and profits.

Our ability to remain competitive depends on successfully introducing new products and services that meet consumer expectations.

We believe that our customers look for and expect quality, innovation, and advanced features when evaluating and making purchasing decisions about products and services in the marketplace. Our ability to remain competitive and meet our growth objectives may be adversely affected by difficulties or delays in product development, such as an inability to develop viable new products, gain market acceptance of new products, generate sufficient capital to fund new product development, or obtain adequate intellectual property protection for new products. To meet ever-changing consumer demands, both timing of market entry and pricing of new products are critical. As a result, we may not be able to introduce new products that are necessary to remain competitive in all markets that we serve. Furthermore, we must continue to meet or exceed customers' expectations regarding product quality and after-sales service or our operating results could suffer.

Our ability to meet demand in a rapidly changing environment may adversely affect our results of operations.

The seasonality of retail demand for our products, together with our goal of balancing production throughout the year, requires us to manage our manufacturing and allocate our products to our dealer network to address anticipated retail demand. Production and sales levels throughout fiscal 2021 and 2020 fluctuated due in large part to the COVID-19 pandemic. In addition, our dealers must manage seasonal changes in consumer demand and inventory. Although we have remained focused on applying and enhancing our COVID-19 health and safety protocols while continuing to ramp-up production, our businesses may experience difficulty in adapting to the rapidly changing production and sales volumes. We may not be able to recruit or maintain sufficient skilled labor or our suppliers may not be able to deliver sufficient quantities of parts and components for us to match production with rapid changes in forecasted demand. In addition, consumers may pursue other recreational activities if dealer pipeline inventories fall too low and it is not convenient to purchase our products, consumers may purchase from competitors, or our fixed costs may grow in response to increased demand. A failure to adjust dealer pipeline inventory levels to meet demand could adversely impact our results of operations.

Our financial results may be adversely affected by our third-party suppliers' increased costs or inability to meet required production levels due to increased demand or disruption of supply of raw materials, parts, and product components.

We rely on third parties to supply raw materials used in the manufacturing process, including resins, fiberglass, aluminum, lumber and steel, as well as product parts and components. The prices for these raw materials, parts, and components fluctuate depending on market conditions and, in some instances, commodity prices or trade policies, including tariffs. Substantial increases in the prices of raw materials, parts, and components would increase our operating costs, and could reduce our profitability if we are unable to recoup the increased costs through higher product prices or improved operating efficiencies. Similarly, if a critical supplier were to close its operations, cease manufacturing, or otherwise fail to deliver an essential component necessary to our manufacturing operations, that could detrimentally affect our ability to manufacture and sell our products, resulting in an interruption in business operations and/or a loss of sales.

In addition, some components used in our manufacturing processes, including engines, boat windshields, towers, and surf tabs are available from a sole supplier or a limited number of suppliers. Operational and financial difficulties that these or other suppliers may face in the future could adversely affect their ability to supply us with the parts and components we need, which could significantly disrupt our operations. It may be difficult to find a replacement supplier for a limited or sole source raw material, part, or component without significant delay or on commercially reasonable terms. In addition, an uncorrected defect or supplier's variation in a raw material, part, or component, either unknown to us or incompatible with our manufacturing process, could jeopardize our ability to manufacture products.

Some additional supply risks that could disrupt our operations, impair our ability to deliver products to customers, and negatively affect our financial results include:

•	an outbreak of disease or facility closures due to the COVID-19 pandemic, or similar public health threat;
•	a deterioration of our relationships with suppliers;
•	events such as natural disasters, power outages, or labor strikes;
•	financial pressures on our suppliers due to a weakening economy or unfavorable conditions in other end markets;
•	supplier manufacturing constraints and investment requirements; or
•	termination or interruption of supply arrangements.

These risks are exacerbated in the case of single-source suppliers, and the exclusive supplier of a key component could potentially exert significant bargaining power over price, quality, warranty claims, or other terms.

We continue to increase production; consequently, our need for raw materials and supplies continues to increase. Our suppliers must be prepared to ramp-up operations and, in many cases, hire additional workers and/or expand capacity in order to fulfill our orders and those of other customers. Cost increases, defects, or sustained interruptions in the supply of raw materials, parts, or components due to delayed start-up periods our suppliers experience as they increase production efforts create risks to our operations and financial results. The Company experienced periodic supply shortages and increases in costs to certain materials in fiscal 2021. We continue to address these issues by identifying alternative suppliers for key materials and components, working to secure adequate inventories of critical supplies, and continually monitoring the capabilities of our supplier base. In the future, however, we may experience shortages, delayed delivery, and/or increased prices for key materials, parts, and supplies that are essential to our manufacturing operations.

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

Our business and operations are dependent on the expertise of our key contributors, our successful implementation of succession plans, and our ability to attract and retain management employees and skilled labor.

The talents and efforts of our employees, particularly key managers, are vital to our success. Our management team has significant industry experience and would be difficult to replace. We may be unable to retain them or to attract other highly qualified employees. Failure to hire, develop, and retain highly qualified and diverse employee talent and to develop and implement an adequate succession plan for the management team could disrupt our operations and adversely affect our business and our future success. We perform an annual review of management succession plans with our board of directors, including reviewing executive officer and other important positions to substantially mitigate the risk associated with key contributor transitions, but we cannot ensure that all transitions will be implemented successfully.

Our ability to continue to execute our growth strategy could potentially be adversely affected by the effectiveness of organizational changes. Any disruption or uncertainty resulting from such changes could have a material adverse impact on our business, results of operations, and financial condition.

Much of our future success depends on, among other factors, our ability to attract and retain skilled labor. In 2021, all our facilities sought to increase production and to hire and retain sufficient skilled hourly labor to meet increased demand for our products. In the future, if we are not successful in these efforts, we may be unable to meet our operating goals and plans, which may impact our financial results. We continually invest in automation and improve our efficiency, but availability and retention of skilled hourly workers remains critical to our operations. In order to manage this risk, we regularly monitor and make improvements to wages and benefit programs, as well as develop and improve recruiting, training, and safety programs to attract and retain an experienced and skilled workforce.

An inability to identify and complete targeted acquisitions could negatively impact financial results.

We may in the future explore acquisitions and strategic alliances that will enable us to acquire complementary skills and capabilities, offer new products, expand our consumer base, enter new product categories or geographic markets, and obtain other competitive advantages. We cannot provide assurance, however, that we will identify acquisition candidates or strategic partners that are suitable to our business, obtain financing on satisfactory terms, or complete acquisitions or strategic alliances. In managing our acquisition strategy, we conduct rigorous due diligence, involve various functions, and continually review target acquisitions, all of which we believe mitigates some of our acquisition risks. However, we cannot assure that suitable acquisitions will be identified or consummated or that, if consummated, they will be successful. Acquisitions include a number of risks, including our ability to project and evaluate market demand, realize potential synergies and cost savings, and make accurate accounting estimates, as well as diversion of management attention. Uncertainties exist in assessing the value, risks, profitability, and liabilities associated with certain companies or assets, negotiating acceptable terms, obtaining financing on acceptable terms, and receiving any necessary regulatory approvals. As we continue to grow, in part, through acquisitions, our success depends on our ability to anticipate and effectively manage these risks. Our failure to successfully do so could have a material adverse effect on our financial condition and results of operations.

The inability to successfully integrate acquisitions could negatively impact financial results.

Our strategic acquisitions pose risks, such as our ability to project and evaluate market demand; maximize potential synergies and cost savings; make accurate accounting estimates; and achieve anticipated business objectives. Acquisitions we may complete in the future, present these and other integration risks, including:

•	the possibility that the expected synergies and value creation will not be realized or will not be realized within the expected time period;
•	the risk that unexpected costs and liabilities will be incurred;
•	diversion of management attention; and
•	difficulties retaining employees.

If we fail to timely and successfully integrate new businesses into existing operations, we may see higher costs, lost sales, or otherwise diminished earnings and financial results.

We depend on our network of independent dealers which creates additional risks.

Substantially all of our sales are derived from our network of independent dealers. Maintaining a reliable network of dealers is essential to our success. Our agreements with dealers in our networks typically provide for one-year terms, although some agreements have longer terms. The loss of one or more of these dealers could have a material adverse effect on our financial condition and results of operations. The number of dealers supporting our products and the quality of their marketing and servicing efforts are essential to our ability to generate sales. We face competition from other manufacturers in attracting and retaining independent boat dealers. Although our management believes that the quality of our products in the premium performance sport, outboard boat, and sterndrive boat industries should permit us to maintain our relationships with our dealers and our market share position, there can be no assurance that we will be able to maintain or improve our relationships with our dealers or our market share position. In addition, independent dealers in the powerboat industry have experienced significant consolidation in recent years, which could result in the loss of one or more of our dealers in the future if the surviving entity in any such consolidation purchases similar products from a competitor.  A significant deterioration in the number or effectiveness of our dealers could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Although at present we believe dealer health to be generally favorable, weakening demand for marine products could hurt our dealers’ financial performance. In particular, reduced cash flow from decreases in sales and tightening credit markets could impair dealers' ability to fund operations. Inability to fund operations can force dealers to cease business, and we may be unable to obtain alternate distribution in the vacated market. An inability to obtain alternate distribution could unfavorably affect our net sales through reduced market presence. If economic conditions deteriorate, we anticipate that dealer failures or voluntary market exits would increase, especially if overall retail demand materially declines.

Our dealers require adequate liquidity to finance their operations, including purchasing our products. Dealers are subject to numerous risks and uncertainties that could unfavorably affect their liquidity positions, including, among other things, continued access to adequate financing sources on a timely basis on reasonable terms. These financing sources are vital to our ability to sell products through our network of dealers. Many of our dealers have floor plan financing arrangements with third-party finance companies. Many factors, including creditworthiness of our dealers and overall aging and level of pipeline inventories, continue to influence the availability and terms of financing that our dealers are able to secure, which could adversely affect sales of our products.

We may be required to repurchase inventory of certain dealers.

Floor plan financing arrangements with third-party finance companies enable dealers to purchase our products. In connection with these agreements, we may have an obligation to repurchase our products from a finance company under certain circumstances. This obligation is triggered if a dealer defaults on its debt obligations to a finance company. In addition, applicable laws regulating dealer relations may also require us to repurchase our products from our dealers under certain circumstances. In such circumstances, we may not have any control over the timing or amount of any repurchase obligation nor have access to capital on terms acceptable to us to satisfy any repurchase obligation. If we were obligated to repurchase a significant number of units under any repurchase agreement or under applicable dealer laws, our business, operating results, financial condition and cash flows could be adversely affected.

Future declines in marine industry demand could cause an increase in repurchase activity or could require us to incur losses in excess of established reserves.  In addition, our cash flow and loss experience could be adversely affected if repurchased inventory is not successfully distributed to other dealers in a timely manner, or if the recovery rate on the resale of the product declines.  The finance companies could require changes in repurchase terms that would result in an increase in our contractual obligations.

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

Our business operations could be negatively impacted by an outage or breach of our information technology systems, network disruptions, or a cybersecurity event.

We manage our business operations through a variety of information technology systems and their underlying infrastructure, which we continually enhance to increase efficiency and security. In addition to the disruptions in our information technology systems, cybersecurity threats and sophisticated and targeted cyberattacks pose a risk to our information technology systems. We have established security policies, processes, and defenses, including employee awareness training regarding phishing, malware, and other cyber risks, designed to help identify and protect against intentional and unintentional misappropriation or corruption of our information technology systems and information and disruption of our operations. Despite these efforts, our information technology systems may be damaged, disrupted, or shut down due to attacks by unauthorized access, malicious software, computer viruses, undetected intrusion, hardware failures, or other events, and in these circumstances our disaster recovery plans may be ineffective or inadequate. These breaches or intrusions could lead to business interruption, exposure of proprietary or confidential information, data corruption, damage to our reputation, exposure to legal and regulatory proceedings, and other costs. A security breach might also lead to violations of privacy laws, regulations, trade guidelines or practices related to our customers and associates and could result in potential claims from customers, associates, shareholders, or regulatory agencies. Such events could adversely impact our reputation, business, financial position, results of operations, and cash flows. In addition, we could be adversely affected if any of our significant customers or suppliers experiences any similar events that disrupt their business operations or damage their reputation.

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

We rely on third parties for computing, storage, processing, and similar services. Any disruption of or interference with our use of these third-party services could have an adverse effect on our business, financial condition, and operating results.

Many of our business systems reside on third-party outsourced cloud infrastructure providers. We are therefore vulnerable to service interruptions experienced by these providers and could experience interruptions, delays, or outages in service availability in the future due to a variety of factors, including infrastructure changes, human, hardware or software errors, hosting disruptions, and capacity constraints. While we have mitigation and service redundancy plans in place, outages and/or capacity constraints could still arise from a number of causes such as technical failures, natural disasters, fraud, or internal or third-party security attacks, which could negatively impact our ability to manufacture and/or operate our business.

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

Risks Relating to Intellectual Property

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

Our intellectual property rights may be inadequate to protect our business.

We rely on a combination of patents, trademarks, copyrights, protected design, and trade secret laws; employee and third-party non-disclosure agreements; and other contracts to establish and protect our technology and other intellectual property rights.  However, we remain subject to risks, including:

•	the steps we take to protect our proprietary technology may be inadequate to prevent misappropriation of our technology;
•	third parties may independently develop similar technology;
•	agreements containing protections may be breached or terminated;
•	we may not have adequate remedies for breaches;
•	pending patent, trademark, and copyright applications may not be approved;
•	existing patent, trademark, copyright, and trade secret laws may afford limited protection;
•	a third party could copy or otherwise obtain and use our products or technology without authorization; or
•	we may be required to litigate to enforce our intellectual property rights, and we may not be successful.

Policing unauthorized use of our intellectual property is difficult and litigating intellectual property claims may result in substantial cost and divert management’s attention.

In addition, we may be required to defend our products against patent or other intellectual property infringement claims or litigation. Besides defense expenses and costs, we may not prevail in such cases, forcing us to seek licenses or royalty arrangements from third parties, which we may not be able to obtain on reasonable terms, or subjecting us to an order or requirement to stop manufacturing, using, selling, or distributing products that included challenged intellectual property, which could harm our business and financial results.

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

Risks Relating to Our Regulatory, Accounting, Legal, and Tax Environment

International tariffs could materially and adversely affect our business and results of operations.

Changes in laws and policies governing foreign trade could adversely affect our business.  The institution of global trade tariffs, trade sanctions, new or onerous trade restrictions, embargoes and other stringent government controls carries the risk of negatively affecting global economic conditions, which could have a negative impact on our business and results of operations. Also, certain foreign governments have imposed tariffs on certain U.S. goods and may take additional retaliatory trade actions stemming from the tariffs, which could increase the pricing of our products and result in decreased consumer demand for our products outside of the United States, which could materially and adversely affect our business and results of operations.

In addition, U.S. initiated tariffs on certain foreign goods, including raw materials, commodities, and products manufactured outside the United States that are used in our manufacturing processes may cause our manufacturing cost to rise, which would have a negative impact on our business and results of operations.

An impairment in the carrying value of goodwill, trade names, and other long-lived assets could negatively affect our consolidated results of operations and net worth.

Goodwill and indefinite-lived intangible assets, such as our trade names, are recorded at fair value at the time of acquisition and are not amortized, but are reviewed for impairment at least annually or more frequently if impairment indicators arise. In evaluating the potential for impairment of goodwill and trade names, we make assumptions regarding future operating performance, business trends, and market and economic conditions. Such analyses further require us to make certain assumptions about sales, operating margins, growth rates, and discount rates. Uncertainties are inherent in evaluating and applying these factors to the assessment of goodwill and trade name recoverability. We could be required to evaluate the recoverability of goodwill or trade names prior to the annual assessment if we experience business disruptions, unexpected significant declines in operating results, a divestiture of a significant component of our business, or declines in market capitalization.

We also continually evaluate whether events or circumstances have occurred that indicate the remaining estimated useful lives of our definite-lived intangible assets and other long-lived assets may warrant revision or whether the remaining balance of such assets may not be recoverable. We use an estimate of the related undiscounted cash flow over the remaining life of the asset in measuring whether the asset is recoverable.

As of June 30, 2021, the balance of total goodwill and indefinite lived intangible assets was $64 million, which represents approximately 23 percent of total assets. If the future operating performance of either the Company or individual operating segments is not sufficient, we could be required to record non-cash impairment charges. Impairment charges could substantially affect our reported earnings in the periods such charges are recorded. In addition, impairment charges could indicate a reduction in business value which could limit our ability to obtain adequate financing in the future.

Compliance with environmental, health, safety, and other regulatory requirements may increase costs and reduce demand for our products.

We are subject to federal, state, local, and foreign laws and regulations, including those concerning product safety, environmental protection, and occupational health and safety. Some of these laws and regulations require us to obtain permits and limit our ability to discharge hazardous materials into the environment. Failure to comply with these requirements could result in the assessment of fines and penalties, obligations to conduct remedial or corrective actions, or, in extreme circumstances, revocation of our permits or injunctions preventing some or all of our operations. In addition, the components of our boats must meet certain regulatory standards, including stringent air emission standards for boat engines. Failure to meet these standards could result in an inability to sell our boats in key markets, which would adversely affect our business. Moreover, compliance with these regulatory requirements could increase the cost of our products, which in turn, may reduce consumer demand.

While we believe that we are in compliance with applicable federal, state, local, and foreign regulatory requirements, and hold all licenses and permits required thereunder, we cannot provide assurance that we will, at all times, be able to continue to comply with applicable regulatory requirements. Compliance with increasingly stringent regulatory and permit requirements may, in the future, cause us to incur substantial capital costs and increase our cost of operations, or may limit our operations, all of which could have a material adverse effect on our business or financial condition.

Our manufacturing processes involve the use, handling, storage, and contracting for recycling or disposal of hazardous substances and wastes. The failure to manage or dispose of such hazardous substances and wastes properly could expose us to material liability or fines, including liability for personal injury or property damage due to exposure to hazardous substances, damages to natural resources, or for the investigation and remediation of environmental conditions. Under environmental laws, we may be liable for remediation of contamination at sites where our hazardous wastes have been disposed or at our current or former facilities, regardless of whether such facilities are owned or leased or regardless of whether we were at fault. While we do not believe that we are presently subject to any such liabilities, we cannot assure you that environmental conditions relating to our prior, existing, or future sites or operations or those of predecessor companies will not have a material adverse effect on our business or financial condition.

Additionally, we are subject to laws governing our relationships with employees, including, but not limited to, employment obligations and employee wage, hour, and benefits issues, such as health care benefits. Compliance with these rules and regulations, and compliance with any changes to current regulations, could increase the cost of our operations.

We manufacture and sell products that create exposure to potential claims and litigation.

Our manufacturing operations and the products we produce could result in product quality, warranty, personal injury, property damage, and other issues, thereby increasing the risk of litigation and potential liability, as well as regulatory fines. We have in the past incurred such liabilities and may in the future be exposed to liability for such claims. We maintain product and general liability insurance of the types and in the amounts that we believe are customary for the industry. However, we may experience material losses in the future, incur significant costs to defend claims or issue product recalls, experience claims in excess of our insurance coverage or that are not covered by insurance, or be subjected to fines or penalties. Our reputation may be adversely affected by such claims, whether or not successful, including potential negative publicity about our products. In addition, if any of our products are, or are alleged to be, defective, we may be required to participate in a recall of that product if the defect or alleged defect relates to safety. These and other claims we may face could be costly to us and require substantial management attention.

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

Risks Relating to Ownership of our Common Stock

The timing and amount of our stock repurchases are subject to a number of uncertainties.

Our board of directors has authorized the Company’s discretionary repurchase of outstanding common stock, to be systematically completed in the open market or through privately negotiated transactions. The amount and timing of share repurchases are based on a variety of factors. Important considerations that could cause us to limit, suspend, or delay future stock repurchases include:

•	unfavorable market and economic conditions;
•	the trading price of our common stock;
•	the nature and magnitude of other investment opportunities available to us from time to time; and
•	the availability of cash.

Delaying, limiting, or suspending our stock repurchase program may negatively affect performance versus earnings per share targets, and ultimately our stock price.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

As of June 30, 2021, all our MasterCraft boats are manufactured and lake-tested at our 250,000-square-foot manufacturing facility located on approximately 60 acres of lakefront land in Vonore, Tennessee. In addition, we own a 35,000 square-foot facility in Vonore where we manufacture trailers.  Our MasterCraft boat and trailer manufacturing sites combined total 285,000-square-feet. We also lease a 3,000 square-foot warehouse facility in West Yorkshire, England for warehousing of parts. All our NauticStar boats are manufactured in our 200,000-square-foot manufacturing facility located on 17 acres of land in Amory, Mississippi. All our Crest boats are manufactured in our 150,000-square-foot manufacturing facility located on approximately 63 acres in Owosso, Michigan. All our Aviara boats are now manufactured in our 140,000-square-foot manufacturing facility on approximately 38 acres in Merritt Island, Florida.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has been publicly traded on the NASDAQ Global Market under the symbol “MCFT” since July 17, 2015. Prior to that time, there was no public market for our common stock. As of August 30, 2021, we had approximately 7,500 holders of record of our common stock.

Dividends

We presently do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future. Any future determination as to the declaration and payment of dividends, will be at the discretion of our board of directors and will depend on then-existing conditions, including our operating results, financial condition, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant. See Item 1A “Risk Factors — Risks Relating to Ownership of Our Common Stock.”

Stock Repurchase Plan

On June 24, 2021, the board of directors authorized a stock repurchase plan that allows for the repurchase of up to $50.0 million of our common stock during the three-year period ending June 24, 2024. The timing and amount of any stock repurchases will be determined by management at its discretion based on ongoing assessments of the capital needs of the business, the market price of our common stock and general market conditions. Stock repurchases under the program may be made through a variety of methods, which may include open market purchases, accelerated share repurchases, tender offers, privately negotiated transactions or otherwise The repurchase plan may be reviewed, modified, suspended or terminated by our board of directors at any time as it deems necessary in its sole discretion. We did not repurchase any common stock during fiscal 2021.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act of 1934, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any filing of ours under the Securities Act or the Exchange Act.

The following stock performance graph illustrates the cumulative total shareholder return on our common stock for the period from June 30, 2016 to June 30, 2021, as compared to the Russell 2000 Index and the Dow Jones US Recreational Products Index.

The comparison assumes (i) a hypothetical investment of $100 in our common stock and the two above mentioned indices on June 30, 2016 and (ii) the full reinvestment of all dividends. The comparisons in the graph are not intended to be indicative of possible future performance of our common stock.

Comparison of Five-Year Month Cumulative Total Return*

Among MasterCraft, the Russell 2000 Index and
the Dow Jones US Recreational Products Index
$270
$220
$170
$120
$70
Jun-16
Jun-17
Jun-18
Jun-19
Jun-20
Jun-21
MasterCraft
Russell 2000
Dow Jones US Recreational Products

* $100 invested on June 30, 2016 in stock or index, including reinvestment of dividends.

Source: Russell Investment Group
Source: Dow Jones & Company

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

We derived the consolidated statement of operations for the fiscal years ended June 30, 2021, 2020 and 2019 and our consolidated balance sheet data as of June 30, 2021 and 2020 from our audited consolidated financial statements and related notes included elsewhere in this Form 10-K. We derived the consolidated statement of operations for the fiscal years ended June 30, 2018 and June 30, 2017 and our consolidated balance sheet data as of June 30, 2019, June 30, 2018 and June 30, 2017 from audited consolidated financial statements, which are not included in this Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future.

	As of and for the Fiscal Years Ended June 30,
(Dollars in thousands, except for per share amounts)	2021	2020	2019	2018	2017
Consolidated statements of operations:
NET SALES	$525,808	$363,073	$466,381	$332,725	$228,634
COST OF SALES	395,837	287,717	353,254	242,361	165,158
GROSS PROFIT	129,971	75,356	113,127	90,364	63,476
OPERATING EXPENSES:
Selling and marketing	13,021	15,981	17,670	13,011	9,380
General and administrative	37,049	25,557	27,706	19,773	20,474
Amortization of intangible assets	3,948	3,948	3,492	1,597	107
Goodwill and other intangible asset impairment (1)	-	56,437	31,000	—	—
Total operating expenses	54,018	101,923	79,868	34,381	29,961
OPERATING INCOME (LOSS)	75,953	(26,567)	33,259	55,983	33,515
OTHER EXPENSE:
Interest expense	3,392	5,045	6,513	3,474	2,222
Loss on extinguishment of debt	733	—	—	—	—
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	71,828	(31,612)	26,746	52,509	31,293
INCOME TAX EXPENSE (BENEFIT)	15,658	(7,565)	5,392	12,856	11,723
NET INCOME (LOSS)	$56,170	$(24,047)	$21,354	$39,653	$19,570
WEIGHTED AVERAGE SHARES USED FOR COMPUTATION OF:
Basic	18,805,464	18,734,482	18,653,892	18,619,793	18,592,885
Diluted	18,951,521	18,734,482	18,768,207	18,714,531	18,620,708
Net income (loss) per common share:
Basic	$2.99	$(1.28)	$1.14	$2.13	$1.05
Diluted	2.96	(1.28)	1.14	2.12	1.05
Consolidated balance sheet data:
Total assets	$276,460	$207,923	$248,773	$176,924	$83,321
Total liabilities	168,672	159,053	176,457	124,402	71,560
Current portion of long-term debt	2,866	8,932	8,725	5,069	3,687
Long-term debt	90,277	99,666	105,016	70,087	30,790
Total debt	93,143	108,598	113,741	75,156	34,477
Total stockholders’ equity	107,788	48,870	72,316	52,522	11,761
Additional financial and other data (unaudited):
Unit sales volume:
MasterCraft	3,343	2,478	3,435	3,068	2,790
NauticStar(2)	1,387	1,191	1,831	1,687	—
Crest(2)	2,467	1,623	2,078	—	—
Consolidated unit sales volume	7,197	5,292	7,344	4,755	2,790
Net sales:
MasterCraft	$363,274	$246,455	$311,830	$266,319	$228,634
NauticStar(2)	59,846	54,930	77,995	66,406	—
Crest(2)	102,688	61,688	76,556	—	—
Consolidated net sales	$525,808	$363,073	$466,381	$332,725	$228,634
Net sales per unit:
MasterCraft	$109	$99	$91	$87	$82
NauticStar(2)	43	46	43	39	—
Crest(2)	42	38	37	—	—
Consolidated net sales per unit	73	69	64	70	82
Gross margin	24.7%	20.8%	24.3%	27.2%	27.8%
Net income margin	10.7%	(6.6%)	4.6%	11.9%	8.6%
Adjusted EBITDA(3)	$92,753	$44,298	$79,323	$64,028	$43,476
Adjusted Net Income(3)	$62,811	$25,077	$53,016	$40,440	$24,335
Adjusted EBITDA margin(3)	17.6%	12.2%	17.0%	19.2%	19.0%

(1)

During fiscal 2020, we recognized goodwill and other intangible asset impairment charges in our NauticStar and Crest segments. During fiscal 2019, we recognized goodwill and other intangible asset impairment charges in our NauticStar segment. See Note 6 in Notes to Consolidated Financial Statements.

(2)	During fiscal 2019 the Company acquired Crest, as described in Note 3 in Notes to Consolidated Financial Statements. During fiscal 2018, the Company acquired NauticStar.
(3)

Adjusted EBITDA, Adjusted Net Income and Adjusted EBITDA margin are non-GAAP financial measures. For definitions of our non-GAAP measures and a reconciliation of each to net income (loss) for the years ended June 30, 2021, 2020 and 2019, see Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

This section generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 are not included in this Annual Report on Form 10-K and can be found in Item 7 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2020, which was filed with the SEC on September 11, 2020.

Key Performance Measures

From time to time we use certain key performance measures in evaluating our business and results of operations and we may refer to one or more of these key performance measures in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These key performance measures include:

•	Unit sales volume — We define unit sales volume as the number of our boats sold to our dealers during a period.
•	Net sales per unit — We define net sales per unit as net sales divided by unit sales volume.
•	Gross margin — We define gross margin as gross profit divided by net sales, expressed as a percentage.
•	Net income margin — We define net income (loss) margin as net income divided by net sales, expressed as a percentage.
•

Adjusted EBITDA — We define Adjusted EBITDA as earnings before interest expense, income taxes, depreciation, and amortization (“EBITDA”), as further adjusted to eliminate certain non-cash charges and unusual items that we do not consider to be indicative of our core/ongoing operations. For a reconciliation of Adjusted EBITDA to net income (loss), see “Non-GAAP Measures” below.

•

Adjusted EBITDA margin — We define Adjusted EBITDA margin as Adjusted EBITDA divided by net sales, expressed as a percentage. For a reconciliation of Adjusted EBITDA margin to net income margin, see “Non-GAAP Measures” below.

•

Adjusted Net Income — We define Adjusted Net Income as net income (loss) adjusted to eliminate certain non-cash charges and other items that we do not consider to be indicative of our core/ongoing operations and adjusted for the impact to income tax expense (benefit) related to non-GAAP adjustments. For a reconciliation of Adjusted Net Income to net income (loss), see “Non-GAAP Measures” below.

COVID-19 Pandemic

Though the Company has been impacted by supply chain disruptions as a result of the COVID-19 pandemic, demand for our products has been strong and, as a result of our employees’ committed efforts, our facilities are now running at production rates above their pre-COVID-19 levels.  However, we continue to be subject to risks and uncertainties as a result of the COVID-19 pandemic.  The extent of the impact of the COVID-19 pandemic on our business remains uncertain and difficult to predict, as the response to the COVID-19 pandemic is still evolving in many countries, including the United States and other markets where we and our suppliers operate.

Impact to Operations

To balance wholesale production with the then anticipated impacts to retail demand caused by the economic impacts of the COVID-19 pandemic, we reduced production in February 2020, and, in late March 2020, temporarily suspended manufacturing operations at all of our facilities to protect the health of our employees and comply with governmental mandates.  We resumed operations at reduced production levels at our manufacturing facilities by mid-May 2020.  As governmental restrictions were lifted and as a result of social distancing abilities, demand in the U.S. retail marine market accelerated in May 2020, and has remained elevated, driving dealer inventory levels to historic lows, which remain at depressed levels despite our increased production rates being above pre-COVID-19 levels. Additionally, the Company’s operations have been impacted by supply chain disruptions.  To reduce the impact of supply chain disruptions on production, the Company has increased its safety stock.

Impact to Liquidity and Capital Resources

On March 19, 2020, we drew $35.0 million on our revolving credit agreement as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of uncertainty in the global markets resulting from the COVID-19 pandemic. Additionally, on May 7, 2020, we entered into Amendment No. 3 (the “Amendment”) to the Fourth Amended & Restated Credit and Guarantee Agreement to strengthen our financial flexibility. Among other things, the changes effected by the Amendment provided temporary relief under our financial covenants. See Note 8 in Notes to Consolidated Financial Statements for more information regarding these changes, including sunsetting of the temporary relief provisions. The performance of the business and our cash management activities provided the flexibility to repay the entire $35.0 million revolving credit facility during the first quarter of fiscal 2021. Since that time, our strong operating performance has continued which has allowed us to refinance our debt and build our cash balance to $39.3 million as of June 30, 2021.  The refinancing allowed us to reduce our borrowing under our term loan by $33.7 million by drawing that same amount on our revolving credit agreement, which leaves us with $66.3 million of availability under the revolving credit agreement as of June 30, 2021.  These actions provide us with the flexibility to expedite principal payments on total debt. We were in compliance with our financial covenants as of June 30, 2021.

Outlook

We believe strong marine retail demand coupled with abnormally low dealer inventory levels for all our brands has created a growth opportunity, and as a result, we plan to further increase production rates, which are already above their pre-COVID-19 levels. However, as we navigate the unprecedented confluence of demand and disruption precipitated by the COVID-19 pandemic, our production rates going forward will depend, in large part, on our suppliers’ capacity and ability to remain open if infection rates increase. Additionally, demand for raw materials and components used in the production of our products has surged. As a result, some of the materials and components that we use, including certain resins, fiberglass, aluminum, lumber and steel, are in short supply. Our ability to grow also requires our Company to retain a high-performing workforce which will be critical to meeting our production objectives.

We will continue to actively monitor the impact of the COVID-19 pandemic and may take further actions to alter business operations as may be required by government authorities, or that are determined to be in the best interest of our employees, dealers, suppliers, and stakeholders.  The full extent of the impact of the COVID-19 pandemic on our business, operations, and financial results will depend on evolving factors that we cannot predict. See Item 1A “Risk Factors — Risks Relating to Our Business — Actual or potential public health emergencies, epidemics, or pandemics, such as the current coronavirus (“COVID-19”) pandemic, could have a material adverse effect on our business, results of operations, or financial condition.”

Overview of Results of Operations

Net sales were $525.8 million for fiscal 2021, an increase of 44.8 percent from fiscal 2020, which was impacted by, among other things, the COVID-19 pandemic.  The increase was primarily the result of higher sales volumes, higher prices, and lower dealer incentives, partially offset by the impact of model mix.

Gross margin increased 390 basis points to 24.7 percent from fiscal 2020, primarily due to higher prices, higher sales volume, and lower dealer incentives. The increase was partially offset by costs associated with the transition of production of our Aviara brand to the Merritt Island, Florida facility and increased labor and material costs.

Net income was $56.2 million for fiscal 2021, compared to Net loss of $24.0 million for fiscal 2020. Diluted net income per share was $2.96, compared to Diluted net loss per share of $1.28 for fiscal 2020. Net loss for fiscal 2020 included Goodwill and other intangible asset impairment charges of $56.4 million, or $(3.01) per diluted share.

Merritt Island Facility and Aviara Transition

On October 26, 2020, we completed the purchase of certain real property located in Merritt Island, Florida, including an approximately 140,000-square-foot boat manufacturing facility, (the “Merritt Island Facility”) for a purchase price of $14.2 million.  We expanded our overall boat building capacity by moving all Aviara production to the Merritt Island Facility.  While we believe this additional capacity will help facilitate Aviara’s long-term growth, importantly, relocating Aviara production from our Vonore, Tennessee facility provided for an immediate increase in capacity and productivity for our MasterCraft brand.  We began producing Aviara in the Merritt Island Facility in December and shipments from the new facility commenced in the third quarter of fiscal 2021.

Results of Operations

The consolidated statements of operations presented below should be read together with “Selected Consolidated Financial Data,” and our consolidated financial statements and related notes included elsewhere in this Form 10-K.

We derived the consolidated statements of operations for the fiscal years ended June 30, 2021 and 2020 from our audited consolidated financial statements and related notes included elsewhere in this Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future.

			2021 vs. 2020
	2021	2020	Change	% Change
(Dollars in thousands)
Consolidated statements of operations:
NET SALES	$525,808	$363,073	$162,735	44.8%
COST OF SALES	395,837	287,717	108,120	37.6%
GROSS PROFIT	129,971	75,356	54,615	72.5%
OPERATING EXPENSES:
Selling and marketing	13,021	15,981	(2,960)	(18.5%)
General and administrative	37,049	25,557	11,492	45.0%
Amortization of other intangible assets	3,948	3,948	-	0.0%
Goodwill and other intangible asset impairment	—	56,437	(56,437)	(100.0%)
Total operating expenses	54,018	101,923	(47,905)	(47.0%)
OPERATING INCOME (LOSS)	75,953	(26,567)	102,520	385.9%
OTHER EXPENSE:
Interest expense	3,392	5,045	(1,653)	14.5%
Loss on extinguishment of debt	733	—	733	0.0%
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	71,828	(31,612)	103,440	327.2%
INCOME TAX EXPENSE (BENEFIT)	15,658	(7,565)	23,223	(307.0%)
NET INCOME (LOSS)	$56,170	$(24,047)	$80,217	333.6%
Additional financial and other data:
Unit sales volume:
MasterCraft	3,343	2,478	865	34.9%
NauticStar	1,387	1,191	196	16.5%
Crest	2,467	1,623	844	52.0%
Consolidated unit sales volume	7,197	5,292	1,905	36.0%
Net sales:
MasterCraft	$363,274	$246,455	$116,819	47.4%
NauticStar	59,846	54,930	4,916	8.9%
Crest	102,688	61,688	41,000	66.5%
Consolidated net sales	$525,808	$363,073	$162,735	44.8%
Net sales per unit:
MasterCraft	$109	$99	$10	10.1%
NauticStar	43	46	(3)	(6.5%)
Crest	42	38	4	10.5%
Consolidated net sales per unit	73	69	4	5.8%
Gross margin	24.7%	20.8%	390 bpts

Fiscal 2021 Compared to Fiscal 2020

Net Sales.  Net Sales for fiscal 2021 were $525.8 million, an increase of $162.7 million, or 44.8 percent, compared to $363.1 million for fiscal 2020. The increase was primarily due to:

•

A $116.8 million increase for the MasterCraft segment driven by a 47.4 percent increase in sales volumes, a favorable mix of higher priced and higher contented models, lower dealer incentives, and higher part sales volume,

•	a $41.0 million increase for the Crest segment resulting from a 66.5 percent increase in sales volume, lower dealer incentives, higher prices, and option favorability, and
•	a $4.9 million increase for the NauticStar segment, primarily due to higher sales volumes and higher prices, partially offset by unfavorable product mix.

Gross Profit and Gross Margin.  Gross profit increased $54.6 million, or 72.5 percent, to $130.0 million compared to $75.4 million for the prior year. Gross margin increased 390 basis points to 24.7 percent in fiscal 2021 from 20.8 percent in fiscal 2020. The increase was primarily due to higher prices, higher sales volume and lower dealer incentives. The increase was partially offset by costs to transition production of our Aviara brand to the Merritt Island, Florida facility and increased labor and material costs.

Operating Expenses. Operating expenses decreased $47.9 million, or 47.0 percent, to $54.0 million for fiscal 2021 compared to $101.9 million for fiscal 2020. The decrease was primarily driven by $56.4 million of goodwill and other intangible asset impairment charges related to our NauticStar and Crest segments recorded in fiscal 2020.  There were no impairment charges in fiscal 2021. See Note 6 in Notes to Consolidated Financial Statements for more information on the impairment charges.  In addition, the Company had lower selling and marketing costs in fiscal 2021 primarily due to the impacts of the COVID-19 pandemic.  The decrease was partially offset by higher general and administrative expenses resulting from higher incentive compensation costs and additional investments related to product development and information technology.

Interest Expense.  Interest expense decreased $1.7 million, or 14.5 percent, primarily driven by lower effective interest rates and lower average outstanding debt balances during fiscal 2021.

Loss on Extinguishment of Debt.  Loss on extinguishment of debt totaling $0.7 million was recognized upon refinancing the Company’s debt in fiscal 2021. The loss is comprised of unamortized debt issuance costs related to the previously existing credit facility.  See Note 8 in Notes to Consolidated Financial Statements for more information on the Company’s debt refinancing.

Income Tax Expense (Benefit).  Our consolidated effective income tax rate decreased to 21.8 percent for fiscal 2021 from 23.9 percent for fiscal 2020. See Note 9 in Notes to Consolidated Financial Statements for more information.

Non-GAAP Measures

EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin

We define EBITDA as earnings before interest expense, income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA further adjusted to eliminate certain non-cash charges or other items that we do not consider to be indicative of our core and/or ongoing operations. For the periods presented herein, these adjustments include Aviara transition costs, debt refinancing charges, goodwill and other intangible asset impairment charges, Aviara (new brand) startup costs, COVID-19 shutdown costs, transaction expenses associated with an acquisition and certain non-cash items including share-based compensation and acquisition-related inventory step-up adjustments. We define Adjusted EBITDA margin as Adjusted EBITDA expressed as a percentage of Net sales.

Adjusted Net Income and Adjusted Net Income Per Share

We define Adjusted Net Income and Adjusted Net Income per share as net income (loss) adjusted to eliminate certain non-cash charges or other items that we do not consider to be indicative of our core and/or ongoing operations and adjusted for the impact to income tax expense (benefit) related to non-GAAP adjustments. For the periods presented herein, these adjustments include Aviara transition costs, debt refinancing charges, goodwill and other intangible asset impairment charges, Aviara (new brand) startup costs, COVID-19 shutdown costs, transaction expenses associated with an acquisition, and certain non-cash items including other intangible asset amortization, share-based compensation, and an acquisition-related inventory step-up adjustment.

EBITDA, Adjusted EBITDA, Adjusted EBITDA margin, Adjusted Net Income, and Adjusted Net Income per share, which we refer to collectively as the Non-GAAP Measures, are not measures of net income (loss) or operating income (loss) as determined under accounting principles generally accepted in the United States, or U.S. GAAP. The Non-GAAP Measures are not measures of performance in accordance with U.S. GAAP and should not be considered as an alternative to net income (loss), net income (loss) per share, or operating cash flows determined in accordance with U.S. GAAP. Additionally, Adjusted EBITDA is not intended to be a measure of cash flow. We believe that the inclusion of the Non-GAAP Measures is appropriate to provide additional information to investors because securities analysts and investors use the Non-GAAP Measures to assess our operating performance across periods on a consistent basis and to evaluate the relative risk of an investment in our securities. We use Adjusted Net Income and Adjusted Net Income per share to facilitate a comparison of our operating performance on a consistent basis from period to period that, when viewed in combination with our results prepared in accordance with U.S. GAAP, provides a more complete understanding of factors and trends affecting our business than does U.S. GAAP measures alone.  We believe Adjusted Net Income and Adjusted Net Income per share assists our board of directors, management, investors, and other users of the financial statements in comparing our net income (loss) on a consistent basis from period to period because it removes certain non-cash items and other items that we do not consider to be indicative of our core and/or ongoing operations and adjusts for the impact to income tax expense (benefit) related to non-GAAP adjustments. The Non-GAAP Measures have limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

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

The following table presents a reconciliation of net income (loss) as determined in accordance with U.S. GAAP to EBITDA and Adjusted EBITDA, and net income margin (expressed as a percentage of net sales) to Adjusted EBITDA margin (expressed as a percentage of net sales) for the periods indicated:

(Dollars in thousands)	2021	% of Net sales	2020	% of Net sales	2019	% of Net sales
Net income (loss)	$56,170	10.7%	$(24,047)	-6.6%	$21,354	4.6%
Income tax expense (benefit)	15,658		(7,565)		5,392
Interest expense	3,392		5,045		6,513
Depreciation and amortization	11,630		10,527		7,787
EBITDA	86,850	16.5%	(16,040)	-4.4%	41,046	8.8%
Share-based compensation	2,984		1,061		1,678
Aviara transition costs(a)	2,150		—		—
Debt refinancing charges(b)	769		—		—
Goodwill and other intangible asset impairment(c)	—		56,437		31,000
Aviara start-up costs(d)	—		1,446		2,840
COVID-19 shutdown costs(e)	—		1,394		—
Transaction expense(f)	—		—		2,377
Inventory step-up adjustment - acquisition related(g)	—		—		382
Adjusted EBITDA	$92,753	17.6%	$44,298	12.2%	$79,323	17.0%

(a)

Represents costs to transition production of the Aviara brand from Vonore, Tennessee to Merritt Island, Florida.  Costs include duplicative overhead costs and costs not indicative of ongoing operations (such as training and facility preparation).

(b)

Represents loss recognized upon refinancing the Company’s debt. The loss is comprised of unamortized debt issuance costs related to the previously existing credit facility and third-party legal costs associated with the refinancing.

(c)

Represents non-cash charges recorded in the NauticStar and Crest segments for impairment of goodwill and trade name intangible assets. See Note 6 in Notes to Consolidated Financial Statements for more information on the impairment charges.

(d)

Represents start-up costs associated with Aviara, a completely new boat brand in an industry category previously not served by the Company. We began selling the brand’s first two models, the AV32 and the AV36, during the first and second quarters of fiscal 2020, respectively. We expect to begin selling one additional model, the AV40, in fiscal 2022. Start-up costs presented for fiscal 2020 are related to the AV36 and AV40 models. Start-up costs presented for fiscal 2019 are related to the launch of the Aviara brand and the three initial Aviara models which had not yet begun selling.

(e)	Represents lump sum severance payments and costs related to temporary continuation of healthcare benefits for certain laid off employees, in connection with the COVID-19 pandemic.
(f)	Represents acquisition related costs and other integration costs associated with our acquisition of Crest in fiscal 2019.
(g)	Represents post-acquisition adjustment to cost of goods sold for the fair value step up of inventory acquired all of which was sold during fiscal 2019.

The following table sets forth a reconciliation of net income (loss) as determined in accordance with U.S. GAAP to Adjusted Net Income for the periods indicated:

(Dollars in thousands)	2021	2020	2019
Net income (loss)	$56,170	$(24,047)	$21,354
Income tax expense (benefit)	15,658	(7,565)	5,392
Amortization of acquisition intangibles	3,842	3,842	3,385
Share-based compensation	2,984	1,061	1,678
Aviara transition costs(a)	2,150	—	—
Debt refinancing charges(b)	769	—	—
Goodwill and other intangible asset impairment(c)	—	56,437	31,000
Aviara start-up costs(d)	—	1,446	2,840
COVID-19 shutdown costs(e)	—	1,394	—
Transaction expense(f)	—	—	2,377
Inventory step-up adjustment - acquisition related(g)	—	—	382
Adjusted Net Income before income taxes	81,573	32,568	68,408
Adjusted income tax expense(h)	18,762	7,491	15,392
Adjusted Net Income	$62,811	$25,077	$53,016

Adjusted Net Income per share:
Basic	$3.34	$1.34	$2.84
Diluted	$3.31	$1.34	$2.82
Weighted average shares used for the computation of:
Basic Adjusted Net Income per share	18,805,464	18,734,482	18,653,892
Diluted Adjusted Net Income per share(i)	18,951,521	18,734,482	18,768,207

(a)

Represents costs to transition production of the Aviara brand from Vonore, Tennessee to Merritt Island, Florida.  Costs include duplicative overhead costs and costs not indicative of ongoing operations (such as training and facility preparation).

(b)

Represents loss recognized upon refinancing the Company’s debt. The loss is comprised of unamortized debt issuance costs related to the previously existing credit facility and third-party legal costs associated with the refinancing.

(c)

Represents non-cash charges recorded in the NauticStar and Crest segments for impairment of goodwill and trade name intangible assets. See Note 6 in Notes to Consolidated Financial Statements for more information on the impairment charges.

(d)

Represents start-up costs associated with Aviara, a completely new boat brand in an industry category previously not served by the Company. We began selling the brand’s first two models, the AV32 and the AV36, during the first and second quarters of fiscal 2020, respectively. We expect to begin selling one additional model, the AV40, in fiscal 2022. Start-up costs presented for fiscal 2020 are related to the AV36 and AV40 models. Start-up costs presented for fiscal 2019 are related to the launch of the Aviara brand and the three initial Aviara models which had not yet begun selling.

(e)	Represents lump sum severance payments and costs related to temporary continuation of healthcare benefits for certain laid off employees, in connection with the COVID-19 pandemic.
(f)	Represents acquisition related costs and other integration costs associated with our acquisition of Crest in fiscal 2019.
(g)	Represents post-acquisition adjustment to cost of goods sold for the fair value step up of inventory acquired all of which was sold during fiscal 2019.
(h)	Reflects income tax expense at a tax rate of 23.0% for fiscal 2021, 23.0% for fiscal 2020 and 22.5% for 2019.
(i)

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

The following table presents the reconciliation of net income (loss) per diluted share to Adjusted net income per diluted share for the periods presented:

	2021	2020	2019
Net income (loss) per diluted share	$2.96	$(1.28)	$1.14
Impact of adjustments:
Income tax expense (benefit)	0.83	(0.40)	0.29
Amortization of acquisition intangibles	0.20	0.20	0.18
Share-based compensation	0.16	0.06	0.09
Aviara transition costs(a)	0.11	—	—
Debt refinancing charges(b)	0.04	—	—
Goodwill and other intangible asset impairment(c)	—	3.01	1.65
Aviara start-up costs(d)	—	0.08	0.15
COVID-19 shutdown costs(e)	—	0.07	—
Transaction expense(f)	—	—	0.12
Inventory step-up adjustment - acquisition related(g)	—	—	0.02
Adjusted Net Income per diluted share before income taxes	4.30	1.74	3.64
Impact of adjusted income tax expense on net income per diluted share before income taxes(h)	(0.99)	(0.40)	(0.82)
Adjusted Net Income per diluted share	$3.31	$1.34	$2.82

(a)

Represents costs to transition production of the Aviara brand from Vonore, Tennessee to Merritt Island, Florida.  Costs include duplicative overhead costs and costs not indicative of ongoing operations (such as training and facility preparation).

(b)

Represents loss recognized upon refinancing the Company’s debt.  The loss is comprised of unamortized debt issuance costs related to the previously existing credit facility and third-party legal costs associated with the refinancing.

(c)

Represents non-cash charges recorded in the NauticStar and Crest segments for impairment of goodwill and trade name intangible assets. See Note 6 in Notes to Consolidated Financial Statements for more information on the impairment charges.

(d)

Represents start-up costs associated with Aviara, a completely new boat brand in an industry category previously not served by the Company. We began selling the brand’s first two models, the AV32 and the AV36, during the first and second quarters of fiscal 2020, respectively. We expect to begin selling one additional model, the AV40, in fiscal 2022. Start-up costs presented for fiscal 2020 are related to the AV36 and AV40 models. Start-up costs presented for fiscal 2019 are related to the launch of the Aviara brand and the three initial Aviara models which had not yet begun selling.

(e)   Represents lump sum severance payments and costs related to temporary continuation of healthcare benefits for certain laid off employees, in connection with the COVID-19 pandemic.

(f)	Represents acquisition related costs and other integration costs associated with our acquisition of Crest fiscal 2019.
(g)	Represents post-acquisition adjustment to cost of goods sold for the fair value step up of inventory acquired all of which was sold during fiscal 2019.
(h)	Reflects income tax expense at a tax rate of 23.0% for fiscal 2021, 23.0% for fiscal 2020 and 22.5% for 2019.

Change in Non-GAAP Financial Measure

Prior to fiscal year 2020, the Company’s calculation of a diluted per share amount of Adjusted Net Income included an adjustment to fully dilute this non-GAAP measure for all outstanding share-based compensation grants. This additional dilution was incorporated by adjusting the GAAP measure, Weighted Average Shares Used for the Computation of Basic earnings (loss) per share, as presented on the Consolidated Statements of Operations, to include a dilutive effect for all outstanding restricted stock awards, performance stock units, and stock options. Beginning with the fiscal year 2020 presentation, the Company no longer includes this additional dilution impact in its calculation of Adjusted Net Income per diluted share. The Company has instead utilized the Weighted Average Shares Used for the Computation of Basic and Diluted earnings (loss) per share as presented on the Consolidated Statements of Operations to calculate Adjusted Net Income per diluted share for all periods presented herein.

The Company believes that, because its outstanding share-based compensation grants no longer result in a material amount of dilution of its earnings as was the case nearer to the date of our IPO, the adjustment methodology previously used no longer provides meaningful information to management or other users of its financial statements. This change resulted in an increase of $0.02 in the year ended June 30, 2020 in the amount of Adjusted Net Income per diluted share from what would have been reported using the previous methodology. The change also resulted in an increase of $0.01 for the year ended June 30, 2019 in the amount of Adjusted Net Income per diluted share from what was previously reported. In addition, the fiscal 2019 amount for Transaction expense, in the reconciliation of net income (loss) per diluted share to Adjusted net income per diluted share, decreased by $0.01 from what was previously reported as a result of a change in the presentation of the impact of rounding.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance working capital, fund capital expenditures, service our debt, and fund our stock repurchase program. Our principal sources of liquidity are our cash balance, cash generated from operating activities, our revolving credit agreement and the refinancing and/or new issuance of long-term debt.

Cash and cash equivalents totaled $39.3 million as of June 30, 2021, an increase of $23.0 million from $16.3 million as of June 30, 2020. Total debt as of June 30, 2021 and June 30, 2020 was $93.1 million and $108.6 million, respectively.

On June 28, 2021, we refinanced our debt and entered into a new credit agreement increasing the capacity under our revolving credit facility from $35.0 million to $100.0 million. As of June 30, 2021, we had $33.7 million outstanding under the facility, leaving $66.3 million of available borrowing capacity. Refer to Note 8 – Long-term Debt in the Notes to Consolidated Financial Statements for further details.

We believe our cash balance, cash from operations, and our ability to borrow, will be sufficient to provide for our liquidity and capital resource needs, including authorized stock repurchases.

The following table summarizes the cash flows from operating, investing, and financing activities:

(Dollars in thousands)	2021	2020	2019
Total cash provided by (used in):
Operating activities	$68,538	$30,198	$55,886
Investing activities	(27,832)	(14,218)	(95,786)
Financing activities	(17,773)	(5,487)	37,817
Net change in cash	$22,933	$10,493	$(2,083)

Fiscal 2021 Cash Flow

Net cash provided by operating activities in fiscal 2021 totaled $68.5 million versus $30.2 million in fiscal 2020. The increase is primarily due to higher net earnings, net of non-cash items, partially offset by changes in working capital that were affected by production ramp-up activities as we experienced an increase in retail demand. Working capital is defined as Accounts receivable, Income tax receivable, Inventories, and Prepaid expenses and other current assets net of Accounts payable, Income tax payable, and Accrued expenses and other current liabilities as presented in the consolidated balance sheets, excluding the impact of acquisitions and non-cash adjustments. Accounts receivable increased $5.9 million primarily due to increased sales across all segments. Inventory increased $28.6 million, driven by increases to support higher production volumes and to increase safety stock to manage supply chain risk. Accounts payable increased $13.4 million primarily due to timing of payments and higher production activities. Accrued expenses and other current liabilities increased $12.2 million primarily driven by share-based compensation related to higher net earnings and higher warranty reserves for the increased sales volumes.

Net cash used for investing activities was $27.8 million, which primarily included capital expenditures. Our capital spending was focused on expanding our capacity by purchasing the Merritt Island Facility for $14.2 million, capital related to the Aviara transition to the Merritt Island Facility, and maintenance capital.

Net cash used for financing activities was $17.8 million and primarily related to net payments of long-term debt.

Fiscal 2020 Cash Flow

In fiscal 2020, net cash provided by operating activities totaled $30.2 million versus $55.9 million in fiscal 2019. This comparison reflects the economic impacts of the COVID-19 pandemic where production was reduced, and temporarily suspended from late March to mid-May 2020. Accounts receivable decreased $6.3 million primarily due to reduced sales. Inventory decreased $4.8 million driven by lower production activities. Accounts payable decreased $6.9 million due to timing of payments and lower production activities. Accrued expenses and other current liabilities decreased $5.6 million driven by reduced dealer incentives and share-based compensation related to lower sales and financial results.

Net cash used for investing activities was $14.2 million, which primarily included capital expenditures. Our capital spending was focused on maintenance capital and purchasing the previously leased Crest Facility. Refer to Note 11 – Commitments and Contingencies in the Notes to Consolidated Financial Statements for further details.

Net cash used for financing activities was $5.5 million and primarily related to net payments of long-term debt.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet financing arrangements as of June 30, 2021.

Contractual Obligations

As of June 30, 2021, the Company’s contractual cash obligations were as follows:

	Payments Due by Period
		Less than			More than
(Dollars in thousands)	Total	1 year	1-3 years	3-5 years	5 years
Long-Term Debt Obligations(1)	$93,728	$3,000	$7,500	$83,228	$—
Interest on Long-Term Debt Obligations(2)	6,252	1,350	2,570	2,332	—
Operating Lease Obligations	591	228	105	33	225
Purchase Obligations(3)	64,416	17,027	31,457	15,932	—
Other	370	346	24	—	—
Total Contractual Obligations(4)	$165,357	$21,951	$41,656	$101,525	$225

(1)	See Note 8 in Notes to Consolidated Financial Statements for additional information regarding the Company's debt. “Long-Term Debt Obligations” refers to future cash principal payments.
(2)	Interest payments on variable rate debt instruments were calculated using June 30, 2021 interest rates and holding them constant for the life of the instruments.
(3)	Purchase obligations represent agreements with suppliers and vendors entered into as part of the normal course of business, including engine purchase commitments.
(4)

Unrecognized tax benefits of $3.8 million are not reflected in this table because the Company cannot predict when open income tax years will close with completed examinations. See Note 9 in Notes to Consolidated Financial Statements.

Repurchase Obligations — The Company has reserves to cover potential losses associated with repurchase obligations based on historical experience and current facts and circumstances. We incurred no material impact from repurchase events during fiscal 2021, 2020, or 2019. An adverse change in retail sales, however, could require us to repurchase boats repossessed by floor plan financing companies upon an event of default by any of our dealers, subject in some cases to an annual limitation. See Note 11 in Notes to Consolidated Financial Statements included elsewhere in this Form 10-K for more information related to our obligations under floor plan financing agreements.

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

Goodwill

The Company reviews goodwill for impairment at its annual impairment testing date, which is June 30, and whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value. As part of the annual test, the Company may perform a qualitative, rather than quantitative, assessment to determine whether the fair values of its reporting units are “more likely than not” to be greater than their carrying values. In performing this qualitative analysis, the Company considers various factors, including the effect of market or industry changes and the reporting units' actual results compared to projected results.

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

The Company calculates the fair value of its reporting units considering both the income approach and market approach. The income approach calculates the fair value of the reporting unit using a discounted cash flow approach. Internally forecasted future cash flows, which the Company believes reasonably approximate market participant assumptions, are discounted using a weighted average cost of capital (“Discount Rate”) developed for each reporting unit. The Discount Rate is developed using market observable inputs, as well as considering whether or not there is a measure of risk related to the specific reporting unit’s forecasted performance. Fair value under the market approach is determined for each unit by applying market multiples for comparable public companies to the unit’s financial results. The key judgements in these calculations are the assumptions used in determining the reporting unit’s forecasted future performance, including revenue growth and operating margins, as well as the perceived risk associated with those forecasts in determining the Discount Rate, along with selecting representative market multiples.

As of June 30, 2021, only the Mastercraft reporting unit has a goodwill balance. The fair value of this reporting unit substantially exceeds its carrying value. However, it is possible that the Company’s assumptions regarding the key judgements in this fair value calculation could change in the future. If actual results differ from the Company’s assumptions, it is possible that the MasterCraft reporting unit could incur goodwill impairment charges in future periods.

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

The key judgements in these fair value calculations, as applicable, are: assumptions used in developing internal revenue growth and dealer expense forecasts, assumed dealer attrition rates, the selection of an appropriate royalty rate, as well as the perceived risk associated with those forecasts in determining the Discount Rate.

The costs of amortizable intangible assets, including dealer networks, are recognized over their expected useful lives, approximately ten years for the dealer networks, using the straight-line method. Intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate long-lived assets. Intangible assets not subject to amortization are assessed for impairment at least annually and whenever events or changes in circumstances indicate that it is more likely than not that an asset may be impaired. As part of the annual test, the Company may perform a qualitative, rather than quantitative, assessment to determine whether each trade name intangible asset is “more likely than not” impaired.  In performing this qualitative analysis, the Company considers various factors, including macroeconomic events, industry and market events and cost related events. If the “more likely than not” criteria is not met, the impairment test for indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset.

During fiscal 2020, impairment charges were incurred for the NauticStar and Crest trade name-related intangible asset, as well as during fiscal 2019 for the NauticStar trade name-related intangible asset. As of fiscal year-end 2021, which is our annual impairment testing date under ASC 350, there were favorable changes in circumstances as compared to those existing in fiscal 2020, such as strong marine retail demand coupled with record low retail inventory levels that have created a growth opportunity, which we believe indicates that it is not more likely than not that the current carrying values of these assets are higher than the fair values. Changes in assumptions and estimates such as declines in projected results, however, may affect the fair value of these intangible assets and could result in additional impairment charges in future periods.

Product Warranties — The Company offers warranties on the sale of certain products for periods of between one and five years. These warranties require us or our dealers to repair or replace defective products during the warranty period at no cost to the consumer. We estimate the costs that may be incurred under our basic limited warranty and record as a liability the amount of such costs at the time the product revenue is recognized. The key judgements that affect our estimate for warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. We periodically assess the adequacy of the recorded warranty liabilities and adjust the amounts as actual claims are determined or as changes in the obligations become reasonably estimable. We also adjust our liability for specific warranty matters when they become known and exposure can be estimated. Future warranty claims may differ from our estimate of the warranty liability, which could lead to changes in the Company’s warranty liability in future periods.

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

Other Revenue Recognition Matters

Dealers generally have no right to return unsold boats. Occasionally, the Company may accept returns in limited circumstances and at the Company’s discretion under its warranty policy. The Company may be obligated, in the event of default by a dealer, to accept returns of unsold boats under its repurchase commitment to floor financing providers, who are able to obtain such boats through foreclosure. The repurchase commitment is on an individual unit basis with a term from the date it is financed by the lending institution through the payment date by the dealer, generally not exceeding 30 months. The Company accounts for these arrangements as guarantees and recognizes a liability based on the estimated fair value of the repurchase obligation. The estimated fair value takes into account our estimate of the loss we will incur upon resale of any repurchases. The Company accrues the estimated fair value of this obligation based on the age of inventory currently under floor plan financing and estimated credit quality of dealers holding the inventory. Inputs used to estimate this fair value include significant unobservable inputs that reflect the Company’s assumptions about the inputs that market participants would use and, therefore, this liability is classified within Level 3 of the fair value hierarchy.  We incurred no material impact from repurchase events during fiscal 2021, 2020, or 2019.  See Note 11 in Notes to Consolidated Financial Statements for more information on repurchase obligations.

New Accounting Pronouncements

See “Part II, Item 8. Financial Statements and Supplementary Data — Note 1 — Significant Accounting Policies — New Accounting Pronouncements.”

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

We rely on third parties to supply raw materials used in the manufacturing process, including resins, fiberglass, aluminum, lumber, and steel, as well as product parts and components.  The prices for these raw materials, parts, and components fluctuate depending on market conditions and, in some instances, commodity prices or trade policies, including tariffs.  Substantial increases in the prices of raw materials, parts, and components would increase our operating costs, and could reduce our profitability if we are unable to recoup the increased costs through higher product prices or improved operating efficiencies.

As of June 30, 2021, we had $93.1 million of long-term debt outstanding, bearing interest at the effective interest rate of 1.38%. See Note 8 in Notes to Consolidated Financial Statements for more information regarding our long-term debt.

A hypothetical 1% increase or decrease in interest rates would have resulted in a $0.6 million change to our interest expense for fiscal 2021.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary financial information required to be filed under this Item 8 are presented in Part IV, Item 15 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) (of the Exchange Act) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As of the end of the period covered by this Form 10-K Annual Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2021.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on such assessment our management has concluded that, as of June 30, 2021, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of June 30, 2021, has been audited by our independent registered public accounting firm, Deloitte & Touche LLP, as stated in their report which is included in Item 15 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f), during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item 14 will be included in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a.	Documents included in this report:
1.	Financial Statements

2.	Financial Statement Schedules

Financial statement schedules have been omitted because they are either not required, not applicable or the information required to be presented is included in our financial statements and related notes.

3.	Exhibits

The following documents are filed as a part of this annual report on Form 10-K or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Membership Interest Purchase Agreement, dated September 10, 2018 among MCBC Holdings, Inc., all of the Members of Crest Marine, LLC and Patrick Fenton, as Representative for the Members of Crest Marine, LLC	8-K	001-37502	2.1	10/1/18

3.1	Amended and Restated Certificate of Incorporation of MCBC Holdings, Inc.	10-K	001-37502	3.1	9/18/15

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of MasterCraft Boat Holdings, Inc.	10-Q	001-37502	3.2	11/9/18

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of MasterCraft Boat Holdings, Inc.	8-K	001-37502	3.1	10/25/19

3.4	Fourth Amended and Restated By-laws of MasterCraft Boat Holdings, Inc.	8-K	001-37502	3.2	10/25/19

4.1	Common stock certificate of MasterCraft Boat Holdings, Inc.	S-1/A	333-203815	4.1	7/15/15

4.2	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934					*

10.1†	MCBC Holdings, Inc. 2010 Equity Incentive Plan	S-1/A	333-203815	10.2	6/25/15

10.2†	MCBC Holdings, Inc. 2015 Incentive Award Plan	S-1/A	333-203815	10.4	7/15/15

10.3†	Form of Restricted Stock Award Agreement and Grant Notice under 2015 Incentive Award Plan (employee)	S-1/A	333-203815	10.10	7/1/15

10.4†	Form of Stock Option Agreement and Grant Notice under 2015 Incentive Award Plan (employee)	S-1/A	333-203815	10.12	7/7/15

10.5†	Form of Restricted Stock Award Grant Notice under 2015 Incentive Award Plan (director)	S-1/A	333-203815	10.13	7/7/15

10.6†	Senior Executive Incentive Bonus Plan	10-K	001-37502	10.8	9/18/15

10.7†	Non-Employee Director Compensation Policy	10-K	001-37502	10.7	9/13/19

10.8†	Employment Agreement between MasterCraft Boat Company, LLC and Timothy M. Oxley, effective as of July 1, 2018	8-K	001-37502	10.2	7/2/18

10.9†	Employment Agreement Between Crest Marine, LLC and Patrick May	10-K	001-37502	10.10	9/13/19

10.10†	Form of Indemnification Agreement for directors and officers	S-1/A	333-203815	10.9	7/7/15

10.11†	Form of Performance Stock Unit Award Agreement under 2015 Incentive Award Plan	8-K	001-37502	10.1	8/26/16

10.12	Fourth Amended and Restated Credit and Guaranty Agreement, dated October 1, 2018, by and among MasterCraft Boat Holdings, Inc. as a guarantor, MasterCraft Boat Company, LLC, MasterCraft Services, LLC, MasterCraft International Sales Administration, Inc., Nautic Star, LLC, NS Transport, LLC, and Crest Marine LLC as borrowers, Fifth Third Bank as the agent and letter of credit issuer, and the lenders party thereto	8-K	001-37502	10.1	10/1/18

10.13	Amendment No. 3 to the Fourth Amended and Restated Credit and Guaranty Agreement	10-Q	001-37502	10.1	5/8/20

10.14†	Offer Letter, dated December 2, 2019	8-K	001-37502	10.1	12/3/19

10.15†	Offer Letter, dated July 16, 2020	8-K	001-37502	10.1	8/3/20

10.16†	Form of PSU Award Agreement	8-K	001-37502	10.1	7/22/20

10.17	Agreement for Purchase and Sale of Merritt Island Facility	10-Q	001-37502	10.1	11/12/20

10.18	Amendment No. 4 and Joinder to Fourth Amended and Restated Credit and Guaranty Agreement	10-Q	001-37502	10.1	2/10/21

10.19	Credit Agreement, dated as of June 28, 2021, among MasterCraft Boat Holdings, Inc., the Lenders Party Thereto and JPMORGAN CHASE BANK, N.A., as Administrative Agent, Sole Bookrunner and Sole Lead Arranger and FIFTH THIRD BANK and BMO HARRIS BANK, N.A., as Co-Syndication Agents	8-K	001-37502	10.1	6/28/2021

21.1	List of subsidiaries of MasterCraft Boat Holdings, Inc.					*

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm					*
23.2	Consent of BDO USA, LLP, independent registered public accounting firm					*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer					*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer	**

101.INS	Inline XBRL Instance Document	*

101.SCH	Inline XBRL Taxonomy Extension Schema Document	*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	InlineXBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	*

†	Indicates management contract or compensatory plan.
*	Filed herewith.
**	Furnished herewith.

ITEM 16. FORM 10-K SUMMARY.

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 2, 2021	MASTERCRAFT BOAT HOLDINGS, INC.

	By:	/s/ FREDERICK A. BRIGHTBILL
Chief Executive Officer (Principal Executive Officer) and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FREDERICK A. BRIGHTBILL	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board
Frederick A. Brightbill		September 2, 2021

/s/ TIMOTHY M. OXLEY	Chief Financial Officer (Principal Financial and Accounting Officer), Treasurer and Secretary
Timothy M. Oxley		September 2, 2021

/s/ W. PATRICK BATTLE	Director
W. Patrick Battle		September 2, 2021

/s/ JACLYN BAUMGARTEN	Director
Jaclyn Baumgarten		September 2, 2021

/s/ DONALD C. CAMPION	Director
Donald C. Campion		September 2, 2021

/s/ TJ CHUNG	Director
TJ Chung		September 2, 2021

/s/ JENNIFER DEASON	Director
Jennifer Deason		September 2, 2021

/s/ ROCH LAMBERT	Director
Roch Lambert		September 2, 2021

/s/ PETER G. LEEMPUTTE	Director
Peter G. Leemputte		September 2, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of MasterCraft Boat Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MasterCraft Boat Holdings, Inc. and subsidiaries (the "Company") as of June 30, 2021 and 2020, the related consolidated statements of operations, stockholders' equity, and cash flows, for each of the two years in the period ended June 30, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 2, 2021 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Product Warranties — Refer to Notes 1 and 7 to the financial statements

Critical Audit Matter Description

The Company offers warranties on the sale of certain of its products for periods of between one and five years. Estimated costs that may be incurred under these warranties are accrued at the time the product revenue is recognized. These estimated costs are based upon the number of units sold, historical and anticipated rates of warranty claims, and the cost per claim.

We identified the accrued warranty liability for the MasterCraft brand as a critical audit matter because of the significant judgments made by management to estimate the anticipated rates of warranty claims and cost per claim related to product warranties at the time the product revenue is recognized. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s estimates of the rates and costs of future warranty claims.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the accrued warranty liability for the MasterCraft brand included the following, among others:

•

We evaluated the design and operating effectiveness of controls over management’s estimation of the accrued warranty liability, including those over historical product warranty claim data and projected future product warranty claims.

•	We evaluated the accuracy and completeness of the historical product warranty claims as an input to management’s accrued warranty liability calculation.
•

We evaluated management’s ability to accurately estimate the accrued warranty liability by comparing the accrued warranty liability in the prior year to the actual product warranty claims paid in the current year.

•

We assessed management’s methodology and tested the valuation of the accrued warranty liability by developing an independent expectation for the accrual based on the historical amounts recorded as a percentage of sales and compared our expectation to the amounts recorded by management.

•

We further evaluated the completeness of the accrued warranty liability through inquiries of operational and executive management regarding knowledge of known product warranty claims or product issues and evaluated whether they were appropriately considered in the determination of the accrued warranty liability.

/s/ Deloitte & Touche LLP

Nashville, Tennessee
September 2, 2021

We have served as the Company's auditor since 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of MasterCraft Boat Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of MasterCraft Boat Holdings, Inc. and subsidiaries (the “Company”) as of June 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2021, of the Company and our report dated September 2, 2021, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Nashville, Tennessee
September 2, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

MasterCraft Boat Holdings, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the consolidated balance sheet of MasterCraft Boat Holdings, Inc. and subsidiaries (the “Company”) as of June 30, 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended June 30, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2019, and the results of their operations and their cash flows for the year ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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
/s/ BDO USA, LLP

Atlanta, Georgia

September 13, 2019

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of June 30
(Dollar amounts in thousands, except per share data)	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$39,252	$16,319
Accounts receivable, net of allowance of $115 and $247, respectively	12,080	6,145
Income tax receivable	355	4,924
Inventories, net (Note 4)	53,481	25,636
Prepaid expenses and other current assets	5,059	3,719
Total current assets	110,227	56,743
Property, plant and equipment, net (Note 5)	60,495	40,481
Goodwill (Note 6)	29,593	29,593
Other intangible assets, net (Note 6)	59,899	63,849
Deferred income taxes (Note 9)	15,130	16,080
Deferred debt issuance costs, net	507	425
Other long-term assets	609	752
Total assets	$276,460	$207,923
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$23,861	$10,510
Income tax payable	726	—
Accrued expenses and other current liabilities (Note 7)	46,836	35,985
Current portion of long-term debt, net of unamortized debt issuance costs (Note 8)	2,866	8,932
Total current liabilities	74,289	55,427
Long term debt, net of unamortized debt issuance costs (Note 8)	90,277	99,666
Unrecognized tax positions (Note 9)	3,830	3,683
Other long-term liabilities	276	277
Total liabilities	168,672	159,053
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value per share — authorized, 100,000,000 shares; issued and outstanding, 18,956,719 shares at June 30, 2021 and 18,871,637 shares at June 30, 2020	189	189
Additional paid-in capital	118,930	116,182
Accumulated deficit	(11,331)	(67,501)
Total stockholders' equity	107,788	48,870
Total liabilities and stockholders' equity	$276,460	$207,923

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended June 30
	2021	2020	2019
(Dollar amounts in thousands, except per share data)
NET SALES	$525,808	$363,073	$466,381
COST OF SALES	395,837	287,717	353,254
GROSS PROFIT	129,971	75,356	113,127
OPERATING EXPENSES:
Selling and marketing	13,021	15,981	17,670
General and administrative	37,049	25,557	27,706
Amortization of other intangible assets	3,948	3,948	3,492
Goodwill and other intangible asset impairment	—	56,437	31,000
Total operating expenses	54,018	101,923	79,868
OPERATING INCOME (LOSS)	75,953	(26,567)	33,259
OTHER EXPENSE:
Interest expense	3,392	5,045	6,513
Loss on extinguishment of debt	733	—	—
INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	71,828	(31,612)	26,746
INCOME TAX EXPENSE (BENEFIT)	15,658	(7,565)	5,392
NET INCOME (LOSS)	$56,170	$(24,047)	$21,354

EARNINGS (LOSS) PER SHARE:
Basic	$2.99	$(1.28)	$1.14
Diluted	$2.96	$(1.28)	$1.14
WEIGHTED AVERAGE SHARES USED FOR COMPUTATION OF:
Basic earnings (loss) per share	18,805,464	18,734,482	18,653,892
Diluted earnings (loss) per share	18,951,521	18,734,482	18,768,207

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-in	Accumulated
(Dollar amounts in thousands, except share data)	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2018	18,682,338	$187	$114,052	$(61,717)	$52,522
Adoption of accounting standard	—	—	—	(3,091)	(3,091)
Share-based compensation activity	81,699	1	1,530	—	1,531
Net income	—	—	—	21,354	21,354
Balance at June 30, 2019	18,764,037	188	115,582	(43,454)	72,316
Share-based compensation activity	107,600	1	600	—	601
Net income (loss)	—	—	—	(24,047)	(24,047)
Balance at June 30, 2020	18,871,637	189	116,182	(67,501)	48,870
Share-based compensation activity (Note 10)	85,082	—	2,748	—	2,748
Net income	—	—	—	56,170	56,170
Balance at June 30, 2021	18,956,719	$189	$118,930	$(11,331)	$107,788

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30
(Dollar amounts in thousands)	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$56,170	$(24,047)	$21,354
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,630	10,527	7,787
Share-based compensation	2,984	1,061	1,678
Deferred income taxes	839	(9,840)	(6,734)
Unrecognized tax benefits	147	788	913
Amortization of debt issuance costs	570	572	553
Goodwill and other intangible asset impairment	—	56,437	31,000
Loss on extinguishment of debt	733	—	—
Changes in certain operating assets and liabilities
Accounts receivable	(5,919)	6,291	(1,835)
Inventories	(28,561)	4,752	(449)
Prepaid expenses and other current assets	(1,340)	695	(1,464)
Income tax receivable	5,406	(3,973)	(951)
Accounts payable	13,404	(6,874)	(2,995)
Accrued expenses and other current liabilities	12,191	(5,527)	6,609
Other, net	284	(664)	420
Net cash provided by operating activities	68,538	30,198	55,886

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	—	—	(81,729)
Purchases of property, plant and equipment	(27,862)	(14,241)	(14,064)
Proceeds from disposal of property, plant and equipment	30	23	7
Net cash used in investing activities	(27,832)	(14,218)	(95,786)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	60,000	—	80,000
Principal payments on long-term debt	(99,993)	(15,357)	(41,306)
Borrowings on revolving credit facility	56,228	35,000	—
Principal payments on revolving credit facility	(32,500)	(25,000)	—
Other, net	(1,508)	(130)	(877)
Net cash (used in) provided by financing activities	(17,773)	(5,487)	37,817
NET CHANGE IN CASH AND CASH EQUIVALENTS	22,933	10,493	(2,083)

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	16,319	5,826	7,909
CASH AND CASH EQUIVALENTS — END OF PERIOD	$39,252	$16,319	$5,826
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$2,852	$4,841	$5,526
Cash payments for income taxes	9,170	6,146	12,437
SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures in accounts payable and accrued expenses	265	318	908

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, dollars in thousands, except per share data and per unit data)

1. SIGNIFICANT ACCOUNTING POLICIES

Organization – MasterCraft Boat Holdings, Inc. (“Holdings”) was formed on January 28, 2000, as a Delaware holding company and operates primarily through its wholly owned subsidiaries, MasterCraft Boat Company, LLC; MasterCraft Services, LLC; MasterCraft Parts, Ltd.; MasterCraft International Sales Administration, Inc.; Aviara Boats, LLC; Nautic Star, LLC; NS Transport, LLC; and Crest Marine, LLC. The Company acquired NauticStar on October 2, 2017 and Crest on October 1, 2018. Holdings and its subsidiaries collectively are referred to herein as the “Company.”

Basis of Presentation and Principles of Consolidation — The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries from the dates of their acquisitions.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Holdings has no independent operations and no material assets, other than its wholly owned equity interests in its subsidiaries, as of June 30, 2021 and 2020, and no material liabilities. As of June 30, 2021 and 2020, Holdings had no material contingencies, long-term obligations, or guarantees other than a guarantee of its subsidiaries’ long-term debt (see Note 8).

Use of Estimates — The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures. The Company bases these estimates on historical results and various other assumptions believed to be reasonable. The Company’s most significant financial statement estimates include impairment of goodwill and indefinite-lived intangible assets, warranty liability, unrecognized tax positions, inventory repurchase contingent obligations, and impairment of long-lived assets and intangible assets subject to amortization. Actual results could differ from those estimates.

Reclassifications — Certain historical amounts have been reclassified in the accompanying consolidated financial statements to conform to the current presentation.

Revenue Recognition — The Company’s revenue is derived primarily from the sale of boats and trailers, marine parts, and accessories to its independent dealers. The Company recognizes revenue when obligations under the terms of a contract are satisfied and control over promised goods is transferred to a customer. For substantially all sales, this occurs when the product is released to the carrier responsible for transporting it to a customer. The Company typically receives payment within 5 business days of shipment. Revenue is measured as the amount of consideration it expects to receive in exchange for a product. The Company offers dealer incentives that include wholesale rebates, retail rebates and promotions, floor plan reimbursement or cash discounts, and other allowances that are recorded as reductions of revenues in Net sales in the consolidated statements of operations. The consideration recognized represents the amount specified in a contract with a customer, net of estimated incentives the Company reasonably expects to pay. The estimated liability and reduction in revenue for dealer incentives is recorded at the time of sale. Subsequent adjustments to incentive estimates are possible because actual results may differ from these estimates if conditions dictate the need to enhance or reduce sales promotion and incentive programs or if dealer achievement or other items vary from historical trends. Accrued dealer incentives are included in Accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

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

Contract Liabilities

A contract liability is created when customers prepay for goods prior to the Company transferring control of those goods to the customer. The contract liability is reduced once control of the goods is transferred to the customer. The difference between the opening and closing balances of the Company’s contract liabilities primarily results from the timing difference between the Company’s performance and the point at which it receives pre-payment from the customer.

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

Accounts Receivable — Accounts receivable represents amounts billed to customers under credit terms customary in its industry. The Company normally does not charge interest on its accounts receivable. The Company carries its accounts receivable at face value, net of an allowance for doubtful accounts, which the company records on a regular basis based upon known bad debt risks and past loss history, customer payment practices and economic conditions. Actual collection experience may differ from the current estimate of net receivables. A change to the allowance for doubtful accounts may be required if a future event or other change in circumstances results in a change in the estimate of the ultimate collectability of a specific account.  Amounts recorded as bad debt expense, write-offs, and recoveries were not material for the years ended June 30, 2021, 2020, and 2019.

Cash and Cash Equivalents — The Company considers all highly-liquid investments with an original maturity of three months or less to be cash and cash equivalents. The Company’s cash deposits may at times exceed federally insured amounts. The Company had no cash equivalents at June 30, 2021 and 2020.

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

The Company is dependent on third-party equipment manufacturers, distributors, and dealers for certain parts and materials utilized in the manufacturing process. During the years ended June 30, 2021, 2020, and 2019 the Company purchased all engines for its MasterCraft performance sport boats under a supply agreement with a single vendor. Total purchases from this vendor were $40.6 million, $27.6 million, and $39.3 million for the years ended June 30, 2021, 2020, and 2019, respectively. During the years ended June 30, 2021, 2020, and 2019, the Company purchased a majority of engines for its NauticStar boats under a supply agreement with one vendor. Total purchases from this vendor were $14.8 million, $15.2 million, and $23.7 million for the years ended June 30, 2021. 2020, and 2019, respectively. During the years ended June 30, 2021, 2020, and 2019, the Company purchased a majority of the engines for its Crest boats under a supply agreement with a single vendor. Total purchases from this vendor were $23.6 million, $15.5 million, and $20.4 million for the years ended June 30, 2021, 2020, and 2019, respectively.

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

Goodwill and Other Intangible Assets — The Company does not amortize goodwill and other purchased intangible assets with indefinite lives. The Company’s intangible assets with finite lives consist primarily of dealer networks and are carried at their estimated fair values at the time of acquisition, less accumulated amortization. Amortization is recognized on a straight-line basis over the estimated useful lives of the respective assets (see Note 6). Intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate long-lived assets described below. The Company has three reporting units, MasterCraft, NauticStar, and Crest, which each relate to an operating segment as described in Note 13. All of the Company’s goodwill assets relate to the MasterCraft reporting unit and all of the Company’s other intangible assets relate to each of the three reporting units.

Goodwill

Goodwill results from the excess of purchase price over the net identifiable assets of businesses acquired. The Company reviews goodwill for impairment annually, at its fiscal year-end annual impairment testing date, and whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value. As part of the annual test, the Company may perform a qualitative, rather than quantitative, assessment to determine whether the fair values of its reporting units are “more likely than not” to be greater than their carrying values. In performing this qualitative analysis, the Company considers various factors, including the effect of market or industry changes and the reporting units' actual results compared to projected results.

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

The Company calculates the fair value of its reporting units by considering both the income approach and market approach. The income approach calculates the fair value of the reporting unit using a discounted cash flow method. Internally forecasted future cash flows, which the Company believes reasonably approximate market participant assumptions, are discounted using a weighted average cost of capital (“Discount Rate”) developed for each reporting unit. The Discount Rate is developed using observable market inputs, as well as considering whether or not there is a measure of risk related to the specific reporting unit’s forecasted performance. Fair value under the market approach is determined for each unit by applying market multiples for comparable public companies to the unit’s financial results. The key judgements in these calculations are the assumptions used in determining the reporting unit’s forecasted future performance, including revenue growth and operating margins, as well as the perceived risk associated with those forecasts in determining the Discount Rate, along with selecting representative market multiples.

The Company recognized no impairments related to goodwill for the year ended June 30, 2021. During the years ended June 30, 2020 and 2019, the Company performed quantitative impairment tests for all three reporting units and determined that goodwill attributable to the NauticStar and Crest reporting units was impaired. As a result, the Company recognized associated impairment charges during each of those fiscal years (see Note 6).

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

The key judgements in these fair value calculations, as applicable, are: assumptions used in developing internal revenue growth and dealer expense forecasts, assumed dealer attrition rates, the selection of an appropriate royalty rate, as well as the perceived risk associated with those forecasts in determining the Discount Rate.

The costs of amortizable intangible assets, including dealer networks, are recognized over their expected useful lives, approximately ten years for the dealer networks, using the straight-line method. Intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate long-lived assets described below. Intangible assets not subject to amortization are assessed for impairment at least annually and whenever events or changes in circumstances indicate that it is more likely than not that an asset may be impaired. As part of the annual test, the Company may perform a qualitative, rather than quantitative, assessment to determine whether each trade name intangible asset is “more likely than not” impaired.  In performing this qualitative analysis, the Company considers various factors, including macroeconomic events, industry and market events and cost related events. If the “more likely than not” criteria is not met, the impairment test for indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset.

The Company recognized no impairments related to other intangible assets for the year ended June 30, 2021. During the years ended June 30, 2020 and 2019, the Company performed quantitative impairment tests for intangible assets and determined that trade names attributable to the NauticStar and Crest reporting units were impaired. As a result, the Company recognized associated impairment charges during each of those fiscal years (see Note 6).

Long-Lived Assets Other than Intangible Assets — The Company assesses the potential for impairment of its long-lived assets if facts and circumstances, such as declines in sales, earnings, or cash flows or adverse changes in the business climate, suggest that they may be impaired. The Company performs its review by comparing the book value of the assets to the estimated future undiscounted cash flows associated with the assets. If any impairment in the carrying value of its long-lived assets is indicated, the assets would be adjusted to an estimate of fair value. The Company incurred no such impairments during the years ended June 30, 2021, 2020, and 2019.

Product Warranties — The Company offers warranties on the sale of certain products for periods of between one and five years. These warranties require us or our dealers to repair or replace defective products during the warranty period at no cost to the consumer. We estimate the costs that may be incurred under our basic limited warranty and record as a liability the amount of such costs at the time the product revenue is recognized. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of the recorded warranty liabilities and adjust the amounts as actual claims are determined or as changes in the obligations become reasonably estimable. We also adjust our liability for specific warranty matters when they become known, and the exposure can be estimated. Future warranty claims may differ from our estimate of the warranty liability, which could lead to changes in the Company’s warranty liability in future periods.

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

Research and Development — Research and development expenditures are expensed as incurred. Research and development expense for the years ended June 30, 2021, 2020, and 2019 was $6.8 million, $5.2 million, and $5.6 million, respectively, and is included in Operating expenses in the consolidated statements of operations.

Self-Insurance — The Company is self-insured for certain losses relating to product liability claims and employee medical claims. The Company has purchased stop-loss coverage in order to limit its exposure to any significant levels for these matters. Losses are accrued based on the Company’s estimates of the aggregate liability for self-insured claims incurred using certain actuarial assumptions followed in the insurance industry and the Company’s historical experience.

Deferred Debt Issuance Costs — Certain costs incurred to obtain financing are capitalized and amortized over the term of the related debt using the effective interest method. For the years ended June 30, 2021, 2020, and 2019 the Company incurred deferred financing costs of $0.6 million, $0.3 million, and $0.7 million, respectively. For the years ended June 30, 2021, 2020, and 2019, the Company recorded related amortization expense of $0.6 million for each year.  Additionally, for the year ended June 30, 2021, the Company recognized a loss on early extinguishment of debt of $0.7 million related to the debt refinancing in fiscal 2021 (Note 8).

Share-Based Compensation — The Company records amounts for all share-based compensation, including grants of restricted stock awards, performance stock units, and nonqualified stock options over the vesting period in the consolidated statements of operations based on their fair values at the date of the grant. Forfeitures of share-based compensation, if any, are recognized as they occur. Share-based compensation costs are included in Selling and marketing and General and administrative expense in the consolidated statements of Operations. See Note 10 – Share-Based Compensation for a description of the Company's accounting for share-based compensation plans.

Leases — The Company leases various equipment under operating lease arrangements. The Company determines if an arrangement is a lease at lease inception. Operating lease right-of-use (“ROU”) assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Because the rates implicit in the Company's lease contracts are not readily determinable, the Company uses its incremental borrowing rate based on information available at the commencement date in determining the present value of future payments. The incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in economic environments where the leased asset is located. The operating lease ROU asset also includes any initial direct costs and lease payments made prior to lease commencement and excludes lease incentives incurred.

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

Advertising — Advertising costs are expensed when the advertising first takes place. Advertising expense recognized during the years ended June 30, 2021, 2020, and 2019, was $4.8 million, $7.0 million, and $9.3 million, respectively, and is included in Selling and marketing expenses in the consolidated statements of operations.

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

Earnings Per Common Share — Basic earnings per common share reflects reported earnings divided by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common share include the effect of dilutive stock options, restricted stock awards, and performance stock units unless inclusion would not be dilutive.

Postretirement Benefits – The Company has a defined contribution plan and makes contributions including matching and discretionary contributions which are based on various percentages of compensation, and in some instances are based on the amount of the employees' contributions to the plans. The expense related to the defined contribution plans was $1.7 million, $1.2 million, and $1.2 million for the years ended June 30, 2021, 2020, and 2019, respectively.

New Accounting Pronouncements Issued And Adopted

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

Current Expected Credit Loss — In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which updated the ASC to use an impairment model that is based on expected losses rather than incurred losses. The Company adopted this guidance for its fiscal year beginning July 1, 2020.  The adoption of this standard did not have an impact on the consolidated financial statements.

New Accounting Pronouncements Issued But Not Yet Adopted

Income Taxes — In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to general principles in Income Taxes (Topic 740). It also clarifies and amends existing guidance to improve consistent application.  The guidance is effective for fiscal years beginning after December 15, 2020.  We are currently evaluating the impact of the new guidance on our consolidated financial statements.

Reference Rate Reform — In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions, subject to meeting certain criteria, that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. An entity may apply ASU 2020-04 as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020 through December 31, 2022. The Company expects that the adoption of this guidance will not have a material impact on the Company’s financial position, results of operations or cash flows.

2. REVENUE RECOGNITION

The following tables present the Company’s net sales by major product category for each reportable segment.

	Year Ended June 30, 2021
	MasterCraft	NauticStar	Crest	Total
Major Product Categories:
Boats and trailers	$349,247	$59,354	$101,208	$509,809
Parts	12,934	477	1,091	14,502
Other revenue	1,093	15	389	1,497
Total	$363,274	$59,846	$102,688	$525,808
	Year Ended June 30, 2020
	MasterCraft	NauticStar	Crest	Total
Major Product Categories:
Boats and trailers	$236,108	$54,473	$60,888	$351,469
Parts	9,731	448	591	10,770
Other revenue	616	9	209	834
Total	$246,455	$54,930	$61,688	$363,073
	Year Ended June 30, 2019
	MasterCraft	NauticStar	Crest(a)	Total
Major Product Categories:
Boats and trailers	$301,010	$77,896	$75,742	$454,648
Parts	9,471	85	498	10,054
Other revenue	1,349	14	316	1,679
Total	$311,830	$77,995	$76,556	$466,381

(a) Crest was acquired on October 1, 2018

Sales outside of North America accounted for 4.5%, 4.8%, and 5.2% of the Company’s net sales for the years ended June 30, 2021, 2020, and 2019, respectively. The Company had no significant concentrations of sales to individual dealers or in countries outside of North America during the years ended June 30, 2021, 2020, and 2019.

Contract Liabilities

As of June 30, 2021, the Company had $1.8 million of contract liabilities associated with customer deposits reported in Accrued expenses and other current liabilities on the consolidated balance sheet that are expected to be recognized as revenue during the year ended June 30, 2022. As of June 30, 2020, total contract liabilities were $0.6 million.  During the year ended June 30, 2021, all of this amount was recognized as revenue.

See Note 1 for a description of the Company’s significant revenue recognition policies and Note 13 for a description of the Company’s segments.

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

(a)   The goodwill and other intangible assets recorded for the Crest acquisition are deductible for tax purposes.  See Note 6 for additional information.

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

Crest purchases fiberglass component parts from a supplier whose minority owner had been the same member of the Crest management team that had a minority ownership interest in Real Estate. On January 31, 2020 this minority ownership interest was divested and this supplier ceased being a related party. During the period beginning July 1, 2019 and ending January 31, 2020, the Company purchased $1.8 million of products from the supplier. During the year ended June 30, 2019, the Company purchased $2.8 million of products from the supplier.

Pro Forma Financial Information

The following unaudited pro forma consolidated results of operations for the fiscal year ended June 30, 2019 assumes that the acquisition of Crest occurred as of July 1, 2018. The unaudited pro forma financial information combines historical results of MasterCraft, NauticStar, and Crest with adjustments for depreciation and amortization attributable to fair value estimates on acquired tangible and intangible assets for the period. Non-recurring pro forma adjustments associated with the fair value step up of inventory were included in the reported pro forma cost of sales and earnings. The unaudited pro forma financial information is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal year 2019, or the results that may occur in the future:

Fiscal Year Ended
2019
Net sales	$487,374
Net income	$21,619
Basic earnings per share	$1.16
Diluted earnings per share	$1.15

4. INVENTORIES

Inventories consisted of the following:

	As of June 30,
	2021	2020
Raw materials and supplies	$37,089	$18,318
Work in process	10,171	3,866
Finished goods	8,362	4,876
Obsolescence reserve	(2,141)	(1,424)
Total inventories	$53,481	$25,636

During 2021, the Company increased overall production levels, as well as increased safety stock as of June 30, 2021 to manage increased supply chain risks.

5. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, net consisted of the following:

	As of June 30,
	2021	2020
Land and improvements	$5,955	$3,030
Buildings and improvements	35,890	22,366
Machinery and equipment	42,526	38,262
Furniture and fixtures	3,126	2,229
Construction in progress	5,737	1,312
Total property, plant, and equipment	93,234	67,199
Less accumulated depreciation	(32,739)	(26,718)
Property, plant, and equipment, net	$60,495	$40,481

Depreciation expense for the years ended June 30, 2021, 2020, and 2019 was $7.7 million, $6.6 million, and $4.3 million, respectively.

Merritt Island Facility

During October 2020, we completed the purchase of certain real property located in Merritt Island, Florida, including a boat manufacturing facility, for a purchase price of $14.2 million (the “Merritt Island Facility”). We expanded our overall boat building capacity by moving all Aviara production to the Merritt Island Facility.  Additionally, removing Aviara production from our Vonore, Tennessee facility provided for an immediate increase in capacity and production for our MasterCraft brand.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and Other Intangible Asset Impairment

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

In March 2020, the World Health Organization announced that the outbreak of the novel coronavirus had become a worldwide pandemic. The resulting economic environment, including the significant share price and market volatility, as well as disruptions to supply chains resulting from the COVID-19 pandemic, triggered an interim impairment analysis for the Company’s intangible assets including goodwill. As a result of this analysis, the Company recorded impairment charges totaling $56.4 million during the three months ended March 29, 2020 related to the NauticStar and Crest segments.

The impairment charges recorded within each segment are detailed below and are included in Goodwill and other intangible asset impairment on the consolidated statement of operations. The impairment recorded in fiscal 2020 was principally a result of a decline, in the fiscal third quarter, in market conditions, including our share price, and the then current outlook for sales and operating performance relative to the Company’s acquisition plans and impairment test performed as of June 30, 2019.

During our fiscal 2019 annual assessment of intangible assets including goodwill, the Company recorded impairment charges of $31.0 million within the NauticStar segment. The impairment was principally a result of a decline, in the fiscal fourth quarter, in the outlook for sales and operating performance relative to our acquisition plan.

As of June 30, 2021, our annual impairment test date, the Company performed a qualitative assessment and identified no events or circumstances that indicated that there existed a more likely than not probability of impairment of goodwill within our MasterCraft segment or other intangible assets within each of our segments.

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

Goodwill

The carrying amounts of goodwill as of both June 30, 2021 and 2020, attributable to each of the Company’s reportable segments, were as follows:

	Gross Amount	Accumulated Impairment Losses	Total
MasterCraft	$29,593	$-	$29,593
NauticStar	36,199	(36,199)	-
Crest	36,238	(36,238)	-
Total	$102,030	$(72,437)	$29,593

Other Intangible Assets

The following table presents the carrying amount of Other intangible assets, net as of June 30, 2021 and 2020.

	2021			2020
	Gross Amount	Accumulated Amortization / Impairment	Other intangible assets, net	Gross Amount	Accumulated Amortization / Impairment	Other intangible assets, net
Amortized intangible assets
Dealer networks	$39,500	$(13,711)	$25,789	$39,500	$(9,810)	$29,690
Software	245	(135)	110	245	(86)	159
	39,745	(13,846)	25,899	39,745	(9,896)	29,849

Unamortized intangible assets
Trade names	49,000	(15,000)	34,000	49,000	(15,000)	34,000
Total other intangible assets	$88,745	$(28,846)	$59,899	$88,745	$(24,896)	$63,849

Amortization expense related to Other intangible assets, net for years ended June 30, 2021, 2020 and 2019 was $3.9 million, $3.9 million, and $3.5 million, respectively.

The following table presents estimated future amortization expense for the next five fiscal years and thereafter.

Fiscal years ending June 30,
2022	$3,950
2023	3,950
2024	3,806
2025	3,793
2026	3,793
and thereafter	6,607
Total	$25,899

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	As of June 30,
	2021	2020
Warranty	$22,329	$20,004
Dealer incentives	10,634	9,180
Compensation and related accruals	6,046	1,488
Contract liabilities	1,848	559
Self-insurance	865	704
Inventory repurchase contingent obligation	471	1,132
Other	4,643	2,918
Total accrued expenses and other current liabilities	$46,836	$35,985

Accrued warranty liability activity was as follows:

	For the Years Ended June 30,
	2021	2020
Balance at the beginning of the period	$20,004	$17,205
Provisions	9,846	7,039
Payments made	(9,116)	(7,634)
Aggregate changes for preexisting warranties	1,595	3,394
Balance at the end of the period	$22,329	$20,004

8. LONG-TERM DEBT

Long-term debt outstanding was as follows:

	As of June 30,
	2021	2020
Revolving credit facility	$33,728	$10,000
Term loans	60,000	99,993
Debt issuance costs on term loans	(585)	(1,395)
Total debt	93,143	108,598
Less current portion of long-term debt	3,000	9,420
Less current portion of debt issuance costs on term loans	(134)	(488)
Long-term debt, net of current portion	$90,277	$99,666

Previously Existing Credit Facility

On October 1, 2018, the Company entered into a Fourth Amended and Restated Credit and Guaranty Agreement with a syndicate of certain financial institutions (the “Fourth Amended Credit Agreement”). The Fourth Amended Credit Agreement provided the Company with a $190.0 million senior secured credit facility, consisting of a $75.0 million term loan, an $80.0 million term loan, and a $35.0 million revolving credit facility. Proceeds from the $80.0 million term loan were used to fund the Crest acquisition (see Note 3).

On May 7, 2020, the Company entered into Amendment No. 3 to the Fourth Amended Credit Agreement (the “Amendment”). The changes effected by the Amendment include, among others, the temporary removal and replacement of the Company’s financial covenants, the addition of a 50 basis point floor on LIBOR, modifications to the range of applicable LIBOR and prime interest rate margins, and a revision of the total net leverage ratio calculation. Under the Amendment, the total net leverage ratio covenant and fixed charge coverage ratio covenant of the Fourth Amended Credit Agreement were temporarily replaced with three separate covenants: (i) an interest coverage ratio, (ii) a minimum liquidity threshold, and (iii) a maximum unfinanced capital expenditures limitation (the “Package of Financial Covenants”). The Package of Financial Covenants were in place through the quarter ended March 31, 2021, at which time the total net leverage ratio covenant and fixed charge coverage ratio covenant were reinstated and the Package of Financial Covenants sunsetted, and with the minimum liquidity covenant being tested on the last day of each fiscal month through May 31, 2021. In addition, the total net leverage ratio calculation was temporarily revised to include all unrestricted cash balances, without limitation, until June 30, 2021.

On October 26, 2020, the Company entered into Amendment No. 4 and Joinder to the Fourth Amended Credit Agreement (the “Amendment No. 4”).  In conjunction with the new Merritt Island Facility purchase (see Note 5), the assets were organized in a new wholly-owned subsidiary of the Company.  The changes effected by Amendment No. 4 added this new subsidiary as a borrower under the Fourth Amended Credit Agreement.

Pursuant to the Amendment, the Company’s debt bore interest at LIBOR, subject to a 50 basis point floor, plus 3.25% through June 30, 2020. Beginning on July 1, 2020, the applicable margin, at the Company’s option, is at either the prime rate plus an applicable margin ranging from 0.5% to 2.25% or at an adjusted LIBOR rate plus an applicable margin ranging from 1.50% to 3.25%, in each case based on the Company’s total net leverage ratio.

Current Credit Facility

On June 28, 2021, the Company entered into a credit agreement with a syndicate of certain financial institutions (the “Credit Agreement”). The Credit Agreement provides the Company with a $160.0 million senior secured credit facility, consisting of a $60.0 million term loan (the “Term Loan”) and a $100.0 million revolving credit facility (the “Revolving Credit Facility”). The Credit Agreement refinanced and replaced the Fourth Amended Credit Agreement. The Credit Agreement is secured by a first priority security interest in substantially all of the Company’s assets.

The Credit Agreement contains a number of covenants that, among other things, restrict the Company’s ability to, subject to specified exceptions, incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve; engage in businesses that are not in a related line of business; make loans, advances or guarantees; pay dividends or make other distributions; engage in transactions with affiliates; and make investments. The Company is also required to maintain a minimum fixed charge coverage ratio and a maximum net leverage ratio.

The Credit Agreement bears interest, at the Company’s option, at either the prime rate plus an applicable margin ranging from 0.25% to 1.00% or at an adjusted LIBOR rate plus an applicable margin ranging from 1.25% to 2.00%, in each case based on the Company’s net leverage ratio.  The Company is also required to pay a commitment fee for any unused portion of the revolving credit facility ranging from 0.15% to 0.30% based on the Company’s net leverage ratio.

The Credit Agreement will mature and all remaining amounts outstanding thereunder will be due and payable on June 28, 2026. As of June 30, 2021, the Company was in compliance with its financial covenants under the Credit Agreement.

As a result of entering into the Credit Agreement, the Company recognized a $0.7 million loss on early extinguishment of debt. The remaining $0.5 million of unamortized deferred financing costs, plus additional capitalized amounts of $0.6 million are being amortized over the term of the Credit Agreement.

As of June 30, 2021 and 2020, the effective interest rate on borrowings outstanding was 1.38% and 3.75%, respectively.

Revolving Credit Facility

On March 19, 2020, the Company drew $35.0 million on its revolving credit facility under the Fourth Amended Credit Agreement as a precautionary measure in order to increase its cash position and preserve financial flexibility in light of uncertainty in the global markets resulting from the COVID-19 pandemic. As of June 30, 2020, the Company had $10.0 million of borrowings outstanding under its revolving credit facility.  The Company subsequently repaid all outstanding amounts during the three months ended October 4, 2020.

During October 2020, the Company borrowed $20.0 million under the revolving credit facility to fund the purchase of the Merritt Island Facility.  The Company subsequently repaid all outstanding amounts as of April 4, 2021.

In conjunction with the Credit Agreement entered into on June 28, 2021, the Company drew $33.7 million on its Revolving Credit Facility.  Drawn amounts were used to repay a same amount of outstanding borrowings under the term loans under the Fourth Amended Credit Agreement. As of June 30, 2021, the Company had $33.7 million of borrowings outstanding on its Revolving Credit Facility and had remaining availability of $66.3 million.

Maturities for the Term Loan and Revolving Credit Facility subsequent to June 30, 2021 are as follows:

2022	$3,000
2023	3,000
2024	4,500
2025	4,500
2026	78,728
Total	$93,728

9. INCOME TAXES

Earnings before income taxes by jurisdiction were all in the U.S. except for income of approximately $0.1 million during each of the years ended June 30, 2021, 2020 and 2019.

For the years ended June 30, the components of the provision for income taxes are as follows:

	2021	2020	2019
Current income tax expense:
Federal	$12,231	$2,096	$10,405
State	3,057	666	1,892
Benefit of current year tax credits	(469)	(554)	(171)
Total current tax expense	$14,819	$2,208	$12,126
Deferred tax expense (benefit):
Federal	$1,471	$(8,887)	$(5,837)
State	(632)	(886)	(897)
Total deferred tax expense (benefit)	839	(9,773)	(6,734)
Income tax expense (benefit)	$15,658	$(7,565)	$5,392

The difference between the statutory and the effective federal tax rate for the periods below is attributable to the following:

	2021	2020	2019
Statutory income tax rate	21.00%	21.00%	21.00%
State taxes (net of federal income tax benefit and valuation allowance)	1.66%	1.67%	2.48%
Tax credits	(0.98%)	4.49%	(3.39%)
Change in valuation allowance	0.19%	—	(0.57%)
Permanent differences	(0.69%)	(0.74%)	(2.54%)
Uncertain tax positions	0.67%	(2.49%)	3.10%
Other	(0.05%)	—	0.08%
Effective income tax rate	21.80%	23.93%	20.16%

As of June 30, 2021, and 2020, a summary of the significant components of the Company’s deferred tax assets and liabilities was as follows:

	2021	2020
Deferred tax assets:
Goodwill and other intangible asset basis difference	$12,862	$13,776
Warranty reserves	5,258	4,616
Accrued selling	368	850
Unrecognized tax benefits	665	566
Stock compensation	761	402
Repurchase agreements	111	261
State net operating loss	433	14
Accrued compensation	529	68
Other	805	630
Total deferred tax assets	21,792	21,183
Valuation allowance	(177)	(65)
Total deferred tax assets, net of the valuation allowance	21,615	21,118
Deferred tax liabilities:
Depreciation	(5,845)	(4,839)
Other	(640)	(199)
Total deferred tax liabilities	(6,485)	(5,038)
Net deferred tax assets	$15,130	$16,080

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (H.R. 748) (the “CARES Act”). Among the changes to the U.S. federal income tax rules, the CARES Act included a revision to depreciation rules enacted as part of the Tax Cuts and Jobs Act of 2017. In addition to impacting the previous fiscal year, the CARES Act results in the ability to retroactively apply these regulations to certain assets placed in service during the years ended June 30, 2018 and 2019.  The Company has evaluated the impacts of the aforementioned provisions and incorporated the necessary changes to tax depreciation methods.  We have not identified any material effect on results of operations, financial condition, or cash flows.

As of June 30, 2021, the Company has state net operating loss (NOL) carryforwards of $10.5 million.  Of this amount, $3.4 million expire in varying years ranging from June 30, 2024 to June 30, 2036, while the remainder can be carried forward indefinitely.  The Company has foreign NOL carryforwards of $0.2 million that can be carried forward indefinitely. However, the Company determined that it is more likely than not that the benefit from certain state and foreign NOL carryforwards will not be realized.  In recognition of this risk, the Company has provided a partial valuation allowance on the deferred tax assets relating to these state and foreign NOL carryforwards.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding accrued amounts for interest and penalties, is as follows:

	2021	2020
Balance at July 1	$2,993	$2,504
Additions based on tax positions related to the current year	1,113	110
Additions for tax positions of prior years	77	713
Reductions for tax positions of prior years	(412)	(164)
Settlements of tax positions from prior years	(467)	(170)
Balance at June 30	$3,304	$2,993

Of this total, $2.7 million and $2.1 million as of June 30, 2021 and 2020, respectively, represent the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The total amount of interest and penalties recorded in the consolidated statements of operations for the years ended June 30, 2021, 2020, and, 2019 was a benefit of $0.2 million and an expense of $0.3 million and $0.1 million, respectively. The amounts accrued for interest and penalties at June 30, 2021 and 2020 were $0.5 million and $0.7 million, respectively, and is presented in unrecognized tax positions on the accompanying consolidated balance sheets.

In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of June 30, 2021, the Company has not made a provision for U.S. or additional foreign withholding taxes on investments in foreign subsidiaries that are indefinitely reinvested. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances.

The Company and its subsidiaries are subject to U.S. federal income tax, as well as various other state income taxes and foreign income taxes. The federal income tax returns for the years ended June 30, 2018 through 2020 are subject to examination by the Internal Revenue Service.  For state purposes, the statutes of limitation vary by jurisdiction. With few exceptions, the Company is no longer subject to examination by taxing authorities for years before June 30, 2018. The Company expects the total amount of unrecognized benefits to increase by approximately $1.8 million in the next twelve months. The Company records unrecognized tax benefits as liabilities and adjusts these liabilities when its judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.

10. SHARE-BASED COMPENSATION

The 2015 Incentive Award Plan (“2015 Plan”) provides for the grant of stock options, including incentive stock options, and nonqualified stock options (“NSOs”), restricted stock, dividend equivalents, stock payments, restricted stock units, restricted stock awards (“RSAs”), deferred stock, deferred stock units, performance awards, stock appreciation rights, performance stock units (“PSUs”), and cash awards.  As of June 30, 2021, there were 1,305,458 shares available for issuance under the 2015 Plan.

The following table presents the components of share-based compensation expense by award type for the years ended June 30, 2021, 2020 and 2019.

	2021	2020	2019
Restricted stock awards	$1,545	$1,285	$913
Performance stock units	1,439	(233)	563
Stock options	-	9	201
Share-based compensation expense	$2,984	$1,061	$1,677

The amount of compensation cost the Company recognizes over the requisite service period is based on the Company’s best estimate of the achievement of the performance conditions and can fluctuate over time.

Adjustment to Share-Based Compensation

In conjunction with the resignation of an executive officer in October 2019, approximately $0.5 million of share-based compensation expense recognized in prior periods was reversed during fiscal 2020 for RSAs and PSUs that were forfeited.

The following table presents the income tax benefit related to share-based compensation expense recognized by award type.

	2021	2020	2019
Restricted stock awards	$350	$290	$217
Performance stock units	326	(53)	134
Stock options	-	2	48
Share-based compensation expense	$676	$239	$399

Restricted Stock Awards

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

The total grant date fair value of RSAs vested during the years ended June 30, 2021, 2020, and 2019 was $1.6 million , $1.0 million and $0.7 million, respectively.

A summary of RSA activity for the years ended June 30, 2021, 2020 and 2019, is as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Total Non-vested Restricted Stock Awards at June 30, 2018	43,310	$17.28
Granted	51,995	26.79
Vested	(33,093)	21.54
Forfeited	(8,408)	23.08
Total Non-vested Restricted Stock Awards at June 30, 2019	53,804	22.94
Granted	138,457	17.41
Vested	(50,570)	20.09
Forfeited	(34,797)	20.24
Total Non-vested Restricted Stock Awards at June 30, 2020	106,894	18.01
Granted	93,357	20.34
Vested	(73,385)	18.54
Forfeited	(8,673)	19.29
Total Non-vested Restricted Stock Awards at June 30, 2021	118,193	19.42

As of June 30, 2021, there was $1.4 million of total unrecognized compensation expense related to non-vested RSAs. The Company expects this expense to be recognized over a weighted average period of 1.63 years.

Performance Stock Units

During the years ended June 30, 2021, 2020, and 2019, the Company granted performance shares to certain employees. The awards will be earned based on the Company’s achievement of certain performance criteria over a three-year performance period. The performance period for the awards commence on July 1 of the fiscal year in which they were granted and continue for a three-year period, ending on June 30 of the applicable year.  The probability of achieving the performance criteria is assessed quarterly. Following the determination of the Company’s achievement with respect to the performance criteria, the amount of shares awarded will be subject to adjustment based on the application of a total shareholder return (“TSR”) modifier. The grant date fair value is determined based on both the assessment of the probability of the Company’s achieving the performance criteria and an estimate of the expected TSR modifier. The TSR modifier estimate is determined by using a Monte Carlo Simulation model, which considers the likelihood of all possible outcomes of long-term market performance.  The amount of compensation cost the Company recognizes over the requisite service period is based on management’s best estimate of the achievement of the performance criteria.

The fair value of PSUs vested during the year ended June 30, 2021, 2020 and 2019 was $0.4 million, $0.2 million, and $0.4 million, respectively.

A summary of PSU activity for the years ending June 30, 2021, 2020 and 2019, is as follows:

	Number of Performance Stock Units	Weighted Average Grant Date Fair Value
Total Non-vested Performance Stock Units at June 30, 2018	59,328	$14.98
Granted	35,122	25.70
Vested	(32,373)	11.85
Forfeited	(11,456)	19.73
Total Non-vested Performance Stock Units at June 30, 2019	50,621	23.34
Granted	72,048	18.18
Vested	(8,383)	19.40
Forfeited	(46,882)	20.82
Total Non-vested Performance Stock Units at June 30, 2020	67,404	20.02
Granted	123,096	22.11
Vested	(14,627)	26.29
Forfeited	(15,588)	20.25
Total Non-vested Performance Stock Units at June 30, 2021	160,285	21.03

As of June 30, 2021, there was $2.2 million of total unrecognized compensation expense related to non-vested PSUs. The Company expects this expense to be recognized over a weighted average period of 1.83 years.

Nonqualified Stock Options

In July 2015, the Company granted 137,786 NSOs to certain employees. As of July 2019, all outstanding options were fully vested and exercisable. The fair value of NSOs vested during each of the years ended June 30, 2020, and 2019 was $0.2 million.

A summary of NSO activity for the years ending June 30, 2021, 2020, and 2019 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Yrs.)	Value
Outstanding at June 30, 2018	93,125	$10.70	7.1	$1,700
Granted	-
Exercised	(10,563)	10.70
Forfeited or expired	(1,703)	10.70
Outstanding at June 30, 2019	80,859	10.70	6.1	719
Granted	-
Exercised	(48,467)	10.70
Forfeited or expired	-
Outstanding at June 30, 2020	32,392	10.70	5.1	270
Granted	-
Exercised	(7,952)	10.70
Forfeited or expired	-
Outstanding at June 30, 2021	24,440	10.70	4.1	381

Fully vested and exercisable at June 30, 2021	24,440

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

Upon adoption of ASC 842, Lease Accounting, on July 1, 2019, the Company’s most significant lease was for the Crest manufacturing facility, which was classified as an operating lease. This lease included a purchase option for the Company to acquire the premises. During the three months ended September 29, 2019, the decision was made to exercise the purchase option which resulted in $2.8 million of operating lease assets and liabilities being reclassified to finance lease assets and liabilities on the September 29, 2019 condensed consolidated balance sheet. In addition, the decision to exercise the purchase option resulted in the remeasurement of the related lease balances which added $1.3 million of additional finance lease assets and finance lease liabilities to the September 29, 2019 condensed consolidated balance sheet.

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

The lease-related balances as of June 30, 2021 and 2020, and activity and costs during the periods presented, other than the activity related to the Crest manufacturing facility discussed above, are not material.

Repurchase Obligations

Under certain conditions, the Company is obligated to repurchase new inventory repossessed from dealerships by financial institutions that provide credit to the Company’s dealers. See Note 1 for more information regarding the terms and accounting policies related to this obligation. The maximum obligation of the Company under such floor plan agreements totaled approximately $67.0 million and $131.4 million as of June 30, 2021 and June 30, 2020, respectively. We incurred no material impact from repurchase events during the years ended June 30, 2021, 2020, and 2019. The Company recorded a repurchase liability of $0.5 million and $1.1 million as of June 30, 2021 and 2020, respectively.

Purchase Commitments

The Company is engaged in an exclusive contract with a single vendor to provide engines for its MasterCraft performance sport boats. This contract makes this vendor the only supplier to MasterCraft for in-board engines and expires June 30, 2023. The Company is obligated to purchase a minimum number of engines for each model year under this contract. The Company could also be required to pay a penalty to this vendor in order to maintain exclusivity if annual purchases under the agreement fail to meet a certain volume threshold.  We incurred no penalties related to purchase commitments during the years ended June 30, 2021, 2020, and 2019.

Legal Proceedings

The Company is involved in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Stock Repurchase Plan

On June 24, 2021, the board of directors authorized a stock repurchase plan that allows for the repurchase of up to $50.0 million of our common stock during the three-year period ending June 24, 2024. The timing and amount of any stock repurchases will be determined by management at its discretion based on ongoing assessments of the capital needs of the business, the market price of our common stock and general market conditions. Stock repurchases under the program may be made through a variety of methods, which may include open market purchases, accelerated share repurchases, tender offers, privately negotiated transactions or otherwise The repurchase plan may be reviewed, modified, suspended or terminated by our board of directors at any time as it deems necessary in its sole discretion. We did not repurchase any common stock during fiscal 2021.

12. EARNINGS PER SHARE

The factors used in the earnings per share computation are as follows:

	2021	2020	2019
Net income (loss)	$56,170	$(24,047)	$21,354
Weighted average shares — basic	18,805,464	18,734,482	18,653,892
Dilutive effect of assumed exercises of stock options	14,814	—	45,799
Dilutive effect of assumed restricted share awards/units	131,243	—	68,516
Weighted average outstanding shares — diluted	18,951,521	18,734,482	18,768,207
Basic net income (loss) per share	$2.99	$(1.28)	$1.14
Diluted net income (loss) per share	$2.96	$(1.28)	$1.14

For the year ended June 30, 2021, an immaterial number of shares were excluded from the computation of diluted earning per share as the effect would have been anti-dilutive.  For the year ended June 30, 2020, the dilutive effect of approximately 45,000 outstanding RSAs, PSUs and NSOs have been excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive because of the net loss for the year ended June 30, 2020. For the year ended June 30, 2019, an immaterial number of shares were excluded from the computation of diluted earnings per share as the effect would have been anti-dilutive.

13. SEGMENT INFORMATION

Operating segments are identified as components of an enterprise about which discrete financial information is available for evaluation by the chief operating decision maker (“CODM”) in making decisions on how to allocate resources and assess performance.  Through June 30, 2021, the Company’s CODM regularly assessed the operating performance of the Company’s boat brands under three operating and reportable segments:

•

The MasterCraft segment produces boats under two product brands, MasterCraft and Aviara. MasterCraft boats are produced at the Company’s Vonore, Tennessee facility.  These are premium recreational performance sport boats primarily used for water skiing, wakeboarding, wake surfing, and general recreational boating. Aviara boats are luxury day boats primarily used for general recreational boating. Production of Aviara boats began during the year ended June 30, 2019 and the Company began selling these boats in July 2019.  The Company has transitioned Aviara production from the Vonore facility to the Merritt Island, Florida facility as of the end of March 2021, allowing for increased production capacity for our MasterCraft branded products.

•	The NauticStar segment produces boats at its Amory, Mississippi facility. NauticStar’s boats are primarily used for saltwater fishing and general recreational boating.

•	The Crest segment produces pontoon boats at its Owosso, Michigan facility. Crest’s boats are primarily used for general recreational boating.

Each segment distributes its products through its own independent dealer network. Each segment also has its own management structure which is responsible for the operations of the segment and is directly accountable to the CODM for the operating performance of the segment, which is regularly assessed by the CODM who allocates resources based on that performance, including using measures of performance based operating income.

The Company files a consolidated income tax return and does not allocate income taxes and other corporate-level expenses, including interest, to operating segments. All material corporate costs are allocated to the MasterCraft segment.

Selected financial information for the Company’s reportable segments was as follows:

	For the Year Ended June 30, 2021
	MasterCraft	NauticStar	Crest	Consolidated
Net sales	$363,274	$59,846	$102,688	$525,808
Operating income (loss)	65,038	(2,690)	13,605	75,953
Depreciation and amortization	5,865	3,262	2,503	11,630
Purchases of property, plant and equipment	24,327	2,643	892	27,862

	For the Year Ended June 30, 2020
	MasterCraft	NauticStar	Crest	Consolidated
Net sales	$246,455	$54,930	$61,688	$363,073
Operating income (loss)	33,229	(17,681)	(42,115)	(26,567)
Depreciation and amortization	4,679	3,454	2,394	10,527
Goodwill and other intangible asset impairment	—	13,199	43,238	56,437
Purchases of property, plant and equipment	6,193	2,804	5,244	14,241

	For the Year Ended June 30, 2019
	MasterCraft	NauticStar	Crest(a)	Consolidated
Net sales	$311,830	$77,995	76,556	$466,381
Operating income (loss)	53,989	(27,785)	7,055	33,259
Depreciation and amortization	3,481	2,684	1,622	7,787
Goodwill and other intangible asset impairment	—	31,000	—	31,000
Purchases of property, plant and equipment	11,730	2,069	265	14,064

(a)   Crest was acquired on October 1, 2018.

The following table presents total assets for the Company’s reportable segments as of June 30, 2021, and 2020.

	2021	2020
Assets:
MasterCraft	$353,088	$294,139
NauticStar	44,181	36,720
Crest	42,204	40,077
Eliminations	(163,013)	(163,013)
Total assets	$276,460	$207,923

14. QUARTERLY FINANCIAL REPORTING (UNAUDITED)

The Company maintains its financial records on the basis of a fiscal year ending on June 30, with the fiscal quarters equaling thirteen weeks.  The following tables set forth summary quarterly financial information for the years ended June 30, 2021 and 2020. Due to effects of rounding, the quarterly results presented may not sum to the fiscal year results presented.

	Fiscal Quarter Ended				Fiscal Year Ended
	June 30,	April 4,	January 3,	October 4,	June 30,
	2021	2021	2021	2020	2021
Net sales	$155,532	$147,854	$118,677	$103,745	$525,808
Gross profit	37,241	37,227	29,273	26,230	129,971
Operating income	23,041	22,563	16,945	13,404	75,953
Net income	$16,534	$17,568	$12,501	$9,567	$56,170
Basic earnings per common share	$0.88	$0.93	$0.66	$0.51	$2.99
Diluted earnings per common share	$0.87	$0.93	$0.66	$0.51	$2.96
Weighted average shares used for computation of:
Basic earnings per common share	18,822,231	18,817,975	18,807,316	18,774,336	18,805,464
Diluted earnings per common share	19,021,220	18,989,629	18,928,408	18,866,826	18,951,521

	Fiscal Quarter Ended				Fiscal Year Ended
	June 30,	March 29,	December 29,	September 29,	June 30,
	2020	2020	2019	2019	2020
Net sales	$51,094	$102,562	$99,628	$109,789	$363,073
Gross profit	7,407	21,274	21,142	25,533	75,356
Goodwill and other intangible asset impairment(a)	—	56,437	—	—	56,437
Operating income (loss)	(2,422)	(47,177)	10,335	12,697	(26,567)
Net income (loss)	$(2,836)	$(36,713)	$6,879	$8,623	$(24,047)
Basic earnings (loss) per common share	$(0.15)	$(1.96)	$0.37	$0.46	$(1.28)
Diluted earnings (loss) per common share	$(0.15)	$(1.96)	$0.37	$0.46	$(1.28)
Weighted average shares used for computation of:
Basic earnings per common share	18,743,915	18,739,480	18,730,688	18,723,845	18,734,482
Diluted earnings per common share	18,743,915	18,739,480	18,770,783	18,770,756	18,734,482

(a)  Goodwill and other intangible asset impairment charges are discussed in Note 6.