Form 10-Q
period 2021-10-03
MasterCraft Boat Holdings, Inc.
filed 2021-11-10
CIK 1638290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 3, 2021

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

As of November 5, 2021, there were 18,945,744 shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding.

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on assumptions that we have made considering our industry experience and our perceptions of historical trends, current conditions, expected future developments and other important factors we believe are appropriate under the circumstances. As you read and consider this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many important factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance anticipated in the forward-looking statements, including but not limited to the following: the potential effects of supply chain disruptions and production inefficiencies as a result of the coronavirus (“COVID-19”) pandemic on the Company, general economic conditions, demand for our products, inflation, changes in consumer preferences, competition within our industry, our reliance on our network of independent dealers, our ability to manage our manufacturing levels and our fixed cost base, the successful introduction of our new products and the other important factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, filed with the Securities and Exchange Commission (“SEC”) on September 2, 2021 (our “2021 Annual Report”). Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual operating and financial performance may vary in material respects from the performance projected in these forward-looking statements.

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

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

	Three Months Ended
	October 3,	October 4,
	2021	2020
NET SALES	$144,010	$103,745
COST OF SALES	113,888	77,515
GROSS PROFIT	30,122	26,230
OPERATING EXPENSES:
Selling and marketing	4,282	2,907
General and administrative	9,670	8,932
Amortization of other intangible assets	1,026	987
Goodwill impairment	1,100	-
Total operating expenses	16,078	12,826
OPERATING INCOME	14,044	13,404
OTHER EXPENSE:
Interest expense	382	1,019
INCOME BEFORE INCOME TAX EXPENSE	13,662	12,385
INCOME TAX EXPENSE	3,276	2,818
NET INCOME	$10,386	$9,567

NET INCOME PER SHARE:
Basic	$0.55	$0.51
Diluted	$0.55	$0.51
WEIGHTED AVERAGE SHARES USED FOR COMPUTATION OF:
Basic earnings per share	18,850,301	18,774,336
Diluted earnings per share	19,004,119	18,866,826

Notes to Unaudited Condensed Consolidated Financial Statements form an integral part of the condensed consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	October 3,	June 30,
	2021	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,651	$39,252
Accounts receivable, net of allowance of $212 and $115, respectively	19,105	12,080
Income tax receivable	935	355
Inventories, net (Note 3)	75,536	53,481
Prepaid expenses and other current assets	5,524	5,059
Total current assets	112,751	110,227
Property, plant and equipment, net	62,335	60,495
Goodwill (Note 4)	28,493	29,593
Other intangible assets, net (Note 4)	58,873	59,899
Deferred income taxes	15,379	15,130
Deferred debt issuance costs, net	482	507
Other long-term assets	551	609
Total assets	$278,864	$276,460
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	28,642	23,861
Income tax payable	—	726
Accrued expenses and other current liabilities (Note 5)	43,869	46,836
Current portion of long-term debt, net of unamortized debt issuance costs (Note 6)	2,868	2,866
Total current liabilities	75,379	74,289
Long-term debt, net of unamortized debt issuance costs (Note 6)	81,559	90,277
Unrecognized tax positions	4,294	3,830
Other long-term liabilities	239	276
Total liabilities	161,471	168,672
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value per share — authorized, 100,000,000 shares; issued and outstanding, 18,961,205 shares at October 3, 2021 and 18,956,719 shares at June 30, 2021	189	189
Additional paid-in capital	118,149	118,930
Accumulated deficit	(945)	(11,331)
Total stockholders' equity	117,393	107,788
Total liabilities and stockholders' equity	$278,864	$276,460

Notes to Unaudited Condensed Consolidated Financial Statements form an integral part of the condensed consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2021	18,956,719	$189	$118,930	$(11,331)	$107,788
Share-based compensation activity	62,865	1	705	—	706
Repurchase and retirement of common stock	(58,379)	(1)	(1,486)	—	(1,487)
Net income	—	—	—	10,386	10,386
Balance at October 3, 2021	18,961,205	$189	$118,149	$(945)	$117,393

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2020	18,871,637	$189	$116,182	$(67,501)	$48,870
Share-based compensation activity	80,701	—	486	—	486
Net income	—	—	—	9,567	9,567
Balance at October 4, 2020	18,952,338	$189	$116,668	$(57,934)	$58,923

Notes to Unaudited Condensed Consolidated Financial Statements form an integral part of the condensed consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Dollars in thousands)

	Three Months Ended
	October 3,	October 4,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,386	$9,567
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,354	2,739
Share-based compensation	896	640
Unrecognized tax benefits	464	458
Amortization of debt issuance costs	59	159
Goodwill impairment	1,100	—
Changes in certain operating assets and liabilities	(30,087)	(6,737)
Other, net	273	546
Net cash (used in) provided by operating activities	(13,555)	7,372

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,618)	(2,042)
Net cash used in investing activities	(3,618)	(2,042)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on revolving credit facility	(20,000)	(10,000)
Borrowings on revolving credit facility	12,000	—
Principal payments on long-term debt	(750)	(2,355)
Repurchase and retirement of common stock	(1,487)	—
Other, net	(191)	(436)
Net cash used in financing activities	(10,428)	(12,791)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(27,601)	(7,461)

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	39,252	16,319
CASH AND CASH EQUIVALENTS — END OF PERIOD	$11,651	$8,858
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$282	$828
Cash payments for income taxes	5,170	280
SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures in accounts payable and accrued expenses	815	242

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements for the year ended June 30, 2021 and, in the opinion of management, reflect all adjustments considered necessary to present fairly the Company’s financial position as of October 3, 2021, its results of operations for the three months ended October 3, 2021 and October 4, 2020, its cash flows for the three months ended October 3, 2021 and October 4, 2020, and its statements of stockholders’ equity for the three months ended October 3, 2021 and October 4, 2020. All adjustments are of a normal, recurring nature. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the SEC for financial information have been condensed or omitted pursuant to such rules and regulations. The June 30, 2021 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP for complete financial statements. However, management believes that the disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in our 2021 Annual Report on Form 10-K.

Due to the seasonality of the Company’s business, the interim results are not necessarily indicative of the results that may be expected for the remainder of the fiscal year.

There were no significant changes in or changes to the application of the Company’s significant or critical accounting policies or estimation procedures for the three months ended October 3, 2021 as compared with those described in the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2021.

Change in Reportable Segments — Beginning with the first quarter of fiscal 2022, our chief operating decision maker (“CODM”) began to manage our business, allocate resources, and evaluate performance based on the changes that have been made in the Company’s management structure in connection with the transition of Aviara production to our Merritt Island facility.  As a result, the Company has realigned its reportable segments to MasterCraft, Crest, NauticStar, and Aviara.  The Company has recast segment information for all prior periods presented.  Refer to Note 10 – Segment Information for further information on the Company’s reportable segments.

Reclassifications — Certain historical amounts have been reclassified in these condensed consolidated financial statements and the accompanying notes herewith to conform to the current presentation.

Recently Adopted Accounting Standards

Income Taxes —In December 2019, the Financial Accounting Standards Board (the “FASB”) issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to general principles in Income Taxes (Topic 740). It also clarifies and amends existing guidance to improve consistent application. The guidance is effective for fiscal years beginning after December 15, 2020. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

Reference Rate Reform — In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions, subject to meeting certain criteria, that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. An entity may apply ASU 2020-04 as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020 through December 31, 2022. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

2.	REVENUE RECOGNITION

Consistent with the Company’s change in reportable segments described in Note 10—Segment Information, the Company has changed its presentation of disaggregated revenue to align with the new segment structure.  The following tables present the Company’s revenue by major product category for each reportable segment.

	Three Months Ended October 3, 2021
	MasterCraft	Crest	NauticStar	Aviara	Total
Major Product Categories:
Boats and trailers	$87,929	$32,369	$13,235	$5,855	$139,388
Parts	3,828	236	120	—	4,184
Other revenue	258	175	5	—	438
Total	$92,015	$32,780	$13,360	$5,855	$144,010

	Three Months Ended October 4, 2020
	MasterCraft	Crest	NauticStar	Aviara	Total
Major Product Categories:
Boats and trailers	$64,809	$17,610	$12,216	$3,773	$98,408
Parts	4,545	391	123	—	5,059
Other revenue	237	38	3	—	278
Total	$69,591	$18,039	$12,342	$3,773	$103,745

Contract Liabilities

As of June 30, 2021, the Company had $1.8 million of contract liabilities associated with customer deposits. During the three months ended October 3, 2021, $1.3 million of this amount was recognized as revenue. As of October 3, 2021, total contract liabilities associated with customer deposits were $4.3 million, were reported in Accrued expenses and other current liabilities on the condensed consolidated balance sheet, and are expected to be recognized as revenue during the remainder of the year ending June 30, 2022.

3.	INVENTORIES

Inventories consisted of the following:

	October 3,	June 30,
	2021	2021
Raw materials and supplies	$52,438	$37,089
Work in process	18,198	10,171
Finished goods	7,344	8,362
Obsolescence reserve	(2,444)	(2,141)
Total inventories	$75,536	$53,481

Raw materials and supplies have increased to support higher production volumes and to increase safety stock to manage supply chain risk.  Work in process has increased due to supply chain disruptions.

4.GOODWILL AND OTHER INTANGIBLE ASSETS

Beginning with the first quarter of fiscal 2022, the Company realigned its reportable segments to MasterCraft, Crest, NauticStar, and Aviara.  Refer to Note 10 – Segment Information for further information on the Company’s reportable segments.  As a result of the change in segments, in accordance with ASC 350, Intangibles-Goodwill and Other, the Company reallocated the goodwill recorded in the MasterCraft reporting unit to the two separate MasterCraft and Aviara reporting units using a relative fair value approach.

Prior to realigning our segments, we evaluated our goodwill for impairment and determined no impairment existed as the fair value of our MasterCraft reporting unit, which was the only reporting unit containing goodwill, was in excess of its carrying amount.  In conjunction with the reallocation of goodwill, we tested the goodwill at our MasterCraft and Aviara reporting units for impairment using an income-based approach, specifically a discounted cash flow model.  The cash flow model included significant judgements and assumptions related to revenue growth and discount rates. Near-term operating losses generated by start-up inefficiencies have negatively impacted the fair value of Aviara, causing the carrying value of the reporting unit to be in excess of the fair value. Consequently, a $1.1 million impairment charge was recognized in the three months ended October 3, 2021.

The carrying amounts of goodwill attributable to each of the Company’s reportable segments, were as follows:

	MasterCraft	Crest	NauticStar	Aviara	Total
Balance at June 30, 2021
Goodwill	$29,593	$36,238	$36,199	$-	$102,030
Accumulated impairment losses	-	(36,238)	(36,199)	-	(72,437)
Goodwill, net at June 30, 2021	29,593	-	-	-	29,593
Goodwill reallocation	(1,100)	-	-	1,100	-
Impairment	-	-	-	(1,100)	(1,100)
Goodwill, net at October 3, 2021	$28,493	$-	$-	$-	$28,493

The following table presents the carrying amount of Other intangible assets, net:

	October 3,			June 30,
	2021			2021
	Gross Amount	Accumulated Amortization / Impairment	Other intangible assets, net	Gross Amount	Accumulated Amortization / Impairment	Other intangible assets, net
Amortized intangible assets
Dealer networks	$39,500	$(14,725)	$24,775	$39,500	$(13,711)	$25,789
Software	245	(147)	98	245	(135)	110
	39,745	(14,872)	24,873	39,745	(13,846)	25,899

Unamortized intangible assets
Trade names	49,000	(15,000)	34,000	49,000	(15,000)	34,000
Total other intangible assets	$88,745	$(29,872)	$58,873	$88,745	$(28,846)	$59,899

Amortization expense related to Other intangible assets, net for both the three months ended October 3, 2021 and October 4, 2020 was $1.0 million. Estimated amortization expense for the fiscal year ending June 30, 2022 is $4.0 million.

5.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	October 3,	June 30,
	2021	2021
Warranty	$23,088	$22,329
Dealer incentives	6,275	10,634
Contract liabilities	4,300	1,848
Compensation and related accruals	3,933	6,046
Freight	997	778
Self-insurance	949	865
Inventory repurchase contingent obligation	602	471
Other	3,725	3,865
Total accrued expenses and other current liabilities	$43,869	$46,836

Accrued warranty liability activity was as follows for the three months ended:

	October 3,	October 4,
	2021	2020
Balance at the beginning of the period	$22,329	$20,004
Provisions	2,564	1,833
Payments made	(2,861)	(2,103)
Aggregate changes for preexisting warranties	1,056	799
Balance at the end of the period	$23,088	$20,533

6.LONG-TERM DEBT

Long-term debt is as follows:

	October 3,	June 30,
	2021	2021
Revolving credit facility	$25,728	$33,728
Term loans	59,250	60,000
Debt issuance costs on term loans	(551)	(585)
Total debt	84,427	93,143
Less current portion of long-term debt	3,000	3,000
Less current portion of debt issuance costs on term loans	(132)	(134)
Long-term debt, net of current portion	$81,559	$90,277

On June 28, 2021, the Company entered into a credit agreement with a syndicate of certain financial institutions (the “Credit Agreement”). The Credit Agreement provides the Company with a $160.0 million senior secured credit facility, consisting of a $60.0 million term loan (the “Term Loan”) and a $100.0 million revolving credit facility (the “Revolving Credit Facility”). The Credit Agreement refinanced and replaced the previously existing credit agreement. The Credit Agreement is secured by a first priority security interest in substantially all of the Company’s assets.

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

The Credit Agreement bears interest, at the Company’s option, at either the prime rate plus an applicable margin ranging from 0.25% to 1.00% or at an adjusted LIBOR rate plus an applicable margin ranging from 1.25% to 2.00%, in each case based on the Company’s net leverage ratio. The Company is also required to pay a commitment fee for any unused portion of the revolving credit facility ranging from 0.15% to 0.30% based on the Company’s net leverage ratio. Effective during the quarter, the applicable margin for loans accruing at the prime rate was 0.25% and the applicable margin for loans accruing interest at LIBOR was 1.25%.  As of October 3, 2021, the interest rate on the Company’s term loan and revolving credit facility was 1.38%.

The Credit Agreement will mature and all remaining amounts outstanding thereunder will be due and payable on June 28, 2026. As of October 3, 2021, the Company was in compliance with its financial covenants under the Credit Agreement.

7.	INCOME TAXES

The Company’s consolidated interim effective tax rate is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items. The differences between the Company’s effective tax rates and the statutory federal tax rate of 21.0% primarily relate to the inclusion of the state tax rate in the overall effective rate, the benefit of federal and state credits, and a permanent benefit associated with the foreign derived intangible income deduction, partially offset by a permanent add-back for Section 162(m) limitations. During the three months ended October 3, 2021 and October 4, 2020, the Company’s effective tax rates were 24.0% and 22.8%, respectively. The Company’s effective tax rate for the three months ended October 3, 2021 is higher compared to the effective tax rate for the three months ended October 4, 2020, primarily due to an increase in the effective state tax rate, an increase in the tax impact of uncertain state tax positions and a reduction in the benefit of federal and state tax credits, partially offset by an increase in the Company’s net permanent benefits, largely driven by changes in the foreign derived intangible income due to an increase in forecasted taxable income, foreign sales and gross margin.

8.	SHARE-BASED COMPENSATION

The following table presents the components of share-based compensation expense by award type.

	Three Months Ended
	October 3,	October 4,
	2021	2020
Restricted stock awards	$467	$417
Performance stock units	429	223
Share-based compensation expense	$896	$640

Restricted Stock Awards

During the three months ended October 3, 2021, the Company granted 72,677 restricted stock awards (“RSAs”) to the Company’s non-executive directors, officers and certain other key employees. Generally, the shares of restricted stock granted during the three months ended October 3, 2021, vest pro-rata over three years for officers and certain other key employees and over one year for non-executive directors. The Company determined the fair value of the shares awarded by using the close price of our common stock as of the date of grant. The weighted average grant date fair value of RSAs granted in the three months ended October 3, 2021, was $26.04 per share.

The following table summarizes the status of nonvested RSAs as of October 3, 2021, and changes during the three months then ended.

		Average
	Nonvested	Grant-Date
	Restricted	Fair Value
	Shares	(per share)
Nonvested at June 30, 2021	118,193	$19.42
Granted	72,677	26.04
Vested	(44,634)	19.73
Forfeited	(2,200)	26.02
Nonvested at October 3, 2021	144,036	22.57

As of October 3, 2021, there was $2.7 million of total unrecognized compensation expense related to nonvested RSAs.  The Company expects this expense to be recognized over a weighted average period of 1.9 years.

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

The following table summarizes the status of nonvested PSUs as of October 3, 2021, and changes during the three months then ended.

		Average
	Nonvested	Grant-Date
	Performance	Fair Value
	Stock Units	(per share)
Nonvested at June 30, 2021	160,285	$21.03
Granted	52,510	28.71
Forfeited	(1,917)	28.71
Nonvested at October 3, 2021	210,878	22.87

As of October 3, 2021, there was $3.2 million of total unrecognized compensation expense related to nonvested PSUs.  The Company expects this expense to be recognized over a weighted average period of 2.1 years.

9.	EARNINGS PER SHARE AND COMMON STOCK

The following table sets forth the computation of the Company’s net income per share:

	Three Months Ended
	October 3,	October 4,
	2021	2020
Net income	$10,386	$9,567

Weighted average shares — basic	18,850,301	18,774,336
Dilutive effect of assumed exercises of stock options	14,242	14,099
Dilutive effect of assumed restricted share awards/units	139,576	78,391
Weighted average outstanding shares — diluted	19,004,119	18,866,826
Basic net income per share	$0.55	$0.51
Diluted net income per share	$0.55	$0.51

For the three months ended October 3, 2021 and October 4, 2021, an immaterial number of shares were excluded from the computation of diluted earnings per share as the effect would have been anti-dilutive.

Stock Repurchase Program

On June 24, 2021, the board of directors of the Company authorized a stock repurchase program that allows for the repurchase of up to $50.0 million of our common stock during the three-year period ending June 24, 2024. During the quarter ended October 3, 2021, the Company repurchased 58,379 shares of common stock for $1.5 million in cash, including related fees and expenses.

10.SEGMENT INFORMATION

Change in Reportable Segments

Beginning with the first quarter of fiscal 2022 and as discussed in Note 1, our CODM began to manage our business, allocate resources, and evaluate performance based on the reportable segments of MasterCraft, Crest, NauticStar, and Aviara.

Reportable Segments

Operating segments are identified as components of an enterprise about which discrete financial information is available for evaluation by the CODM in making decisions on how to allocate resources and assess performance. For the three months ended October 3, 2021, the Company’s CODM regularly assessed the operating performance of the Company’s boat brands under four operating and reportable segments:

•

The MasterCraft segment produces boats at its Vonore, Tennessee facility.  These are premium recreational performance sport boats primarily used for water skiing, wakeboarding, wake surfing, and general recreational boating.

•	The Crest segment produces pontoon boats at its Owosso, Michigan facility. Crest’s boats are primarily used for general recreational boating.
•	The NauticStar segment produces boats at its Amory, Mississippi facility. NauticStar’s boats are primarily used for saltwater fishing and general recreational boating.
•

The Aviara segment produces luxury day boats at its Merritt Island, Florida facility.  Aviara boats are primarily used for general recreational boating.  Beginning in fiscal 2022, the CODM has begun to assess Aviara’s performance on a stand-alone basis using criteria consistent with our other operating and reportable segments.

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

Selected financial information for the Company’s reportable segments was as follows:

	For the Three Months Ended October 3, 2021
	MasterCraft	Crest	NauticStar	Aviara	Consolidated
Net sales	$92,015	$32,780	$13,360	$5,855	$144,010
Operating income (loss)	16,180	3,799	(2,336)	(3,599)	14,044
Depreciation and amortization	1,289	694	895	476	3,354
Purchases of property, plant and equipment	2,064	371	1,068	115	3,618

	For the Three Months Ended October 4, 2020
	MasterCraft	Crest	NauticStar	Aviara	Consolidated
Net sales	$69,591	$18,039	$12,342	$3,773	$103,745
Operating income (loss)	14,366	1,662	(1,619)	(1,005)	13,404
Depreciation and amortization	1,095	624	814	206	2,739
Purchases of property, plant and equipment	1,726	—	243	73	2,042

The following table presents total assets for the Company’s reportable segments.

	October 3, 2021	June 30, 2021
Assets:
MasterCraft	$147,269	$158,610
Crest	47,908	42,204
NauticStar	50,857	44,181
Aviara	32,830	31,465
Total assets	$278,864	$276,460

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read together with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. In addition, the statements in this discussion and analysis regarding our expectations concerning the performance of our business, anticipated financial results, liquidity and the other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Cautionary Note Regarding Forward-Looking Statements” above and in “Risk Factors” set forth in our 2021 Annual Report on Form 10-K. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

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

Overview

The COVID-19 pandemic has facilitated strong marine retail demand as consumers have taken advantage of more flexible work schedules allowing for more leisure time and marine product usage.  This strong retail demand has created historically low dealer inventory levels which, in turn, has increased wholesale demand for our products.  Despite the rise in demand for our products, which led to a 38.8 percent increase in net sales year over year, supply chain disruption, production inefficiencies, and inflationary pressures impacted first quarter 2022 results.

Supply Chain Disruptions. Demand for raw materials and components used in the production of our products has surged. As a result, some of the materials and components that we use are in short supply.  To reduce the impact of supply chain disruptions on production, we have increased our raw materials safety stock where possible.  Additionally, work in process has increased as a result of supply chain shortages delaying our ability to finish production units.

Production Inefficiencies.  Business processes have been altered to address completion of boats waiting on parts while maintaining normal production lines, resulting in increased labor costs. Absenteeism and implementing COVID-19 mitigating procedures also burdened our work force as we continue to focus on ramp-up of production to meet unprecedented demand.

Inflationary Pressures. Inflationary pressures have increased the costs of raw materials and components used to build our products, negatively impacting our margins during the first quarter of 2022.  New model year price increases took effect for fiscal 2022; however, these price increases did not fully offset the increased material costs caused by inflation.  In response to worsening inflationary pressures, we announced additional mid-cycle price increases that will be implemented during the second quarter and expect the price increases to offset the impact of inflation for the full year.

As we continue to navigate the unprecedented confluence of demand and disruption precipitated by the COVID-19 pandemic, our production rates and results going forward will depend, in large part, on our and our suppliers’ capacity and ability to alleviate ongoing and changing risks.

We will continue to actively monitor the impact of the COVID-19 pandemic and may take further actions to alter business operations as may be required by government authorities, or that are determined to be in the best interest of our employees, dealers, suppliers, and stakeholders. The full extent of the impact of the COVID-19 pandemic on our business, operations, and financial results will depend on evolving factors that we cannot predict. See “Risk Factors — Risks Relating to Our Business — Actual or potential public health emergencies, epidemics, or pandemics, such as the current coronavirus (“COVID-19”) pandemic, could have a material adverse effect on our business, results of operations, or financial condition” set forth in our 2021 Annual Report on Form 10-K.

Results of Operations

The table below presents our consolidated results of operations for the three months ended:

	Three Months Ended
	October 3,	October 4,	2022 vs. 2021
	2021	2020	Change	% Change

Consolidated statements of operations:
NET SALES	$144,010	$103,745	$40,265	38.8%
COST OF SALES	113,888	77,515	36,373	46.9%
GROSS PROFIT	30,122	26,230	3,892	14.8%
OPERATING EXPENSES:
Selling and marketing	4,282	2,907	1,375	47.3%
General and administrative	9,670	8,932	738	8.3%
Amortization of other intangible assets	1,026	987	39	4.0%
Goodwill impairment	1,100	—	1,100	—
Total operating expenses	16,078	12,826	3,252	25.4%
OPERATING INCOME	14,044	13,404	640	4.8%
OTHER EXPENSE:
Interest expense	382	1,019	(637)	(62.5%)
INCOME BEFORE INCOME TAX EXPENSE	13,662	12,385	1,277	10.3%
INCOME TAX EXPENSE	3,276	2,818	458	16.3%
NET INCOME	$10,386	$9,567	$819	8.6%
Additional financial and other data:
Unit sales volume:
MasterCraft	783	640	143	22.3%
Crest	716	453	263	58.1%
NauticStar	291	286	5	1.7%
Aviara	19	13	6	46.2%
Consolidated unit sales volume	1,809	1,392	417	30.0%
Net sales:
MasterCraft	$92,015	$69,591	$22,424	32.2%
Crest	32,780	18,039	14,741	81.7%
NauticStar	13,360	12,342	1,018	8.2%
Aviara	5,855	3,773	2,082	55.2%
Consolidated net sales	$144,010	$103,745	$40,265	38.8%
Net sales per unit:
MasterCraft	$118	$109	$9	8.3%
Crest	46	40	6	15.0%
NauticStar	46	43	3	7.0%
Aviara	308	290	18	6.2%
Consolidated net sales per unit	80	75	5	6.7%
Gross margin	20.9%	25.3%	(440) bps

Three Months Ended October 3, 2021 Compared to the Three Months Ended October 4, 2020

Consolidated Results

Net sales were $144.0 million for first quarter 2022, which represented an increase of 38.8 percent as compared to first quarter 2021. Net sales in each segment benefited from increased volume as our dealers look to restock their inventories, which have been depleted by strong consumer demand for boats. Higher prices, favorable model mix, and higher option sales were also favorable compared to the prior period.

Gross margin declined 440 basis points to 20.9 percent when compared to first quarter 2021 as supply chain disruption and inflationary pressures drove materials and labor costs higher, and overhead from the new Aviara facility created unfavorable overhead absorption. Higher prices from model year changeover partially offset these headwinds.

Operating expenses were $16.1 million for the first quarter, up $3.3 million from the prior-year period. Selling and marketing expense increased due to the timing of prior year expenses being impacted by the COVID-19 pandemic, resulting in lower costs for the first quarter of fiscal 2021.  General and administrative expense increased as we continued to make investments in research and development and information technology. Additionally, an impairment charge related to the allocated goodwill associated with the Aviara segment was recorded in the first quarter of fiscal 2022, as discussed in Note 4 to the Unaudited Condensed Consolidated Financial Statements.

Interest expense decreased $0.6 million due to lower effective interest rates and lower average outstanding debt balances during the quarter compared to the prior-year period.

Segment Results

Beginning with the first quarter of fiscal 2022 and as discussed in Note 1, our CODM began to manage our business, allocate resources, and evaluate performance based on the reportable segments of MasterCraft, Crest, NauticStar, and Aviara.

MasterCraft Segment

The following table sets forth MasterCraft segment results for the three months ended:

	Three Months Ended
	October 3,	October 4,	2022 vs. 2021
	2021	2020	Change	% Change
Net sales	$92,015	$69,591	$22,424	32.2%
Operating income	16,180	14,366	1,814	12.6%
Purchases of property, plant and equipment	2,064	1,726	338	19.6%

Unit sales volume	783	640	143	22.3%
Net sales per unit	$118	$109	$9	8.3%

Net sales increased $22.4 million, or 32.2 percent, to $92.0 million for first quarter 2022 compared to $69.6 million for the prior year period, primarily driven by an increase in sales volume. Additionally, net sales benefited from higher prices, favorable model mix, and higher options sales.

Operating income for first quarter 2022 was $16.2 million, an increase of $1.8 million, compared to $14.4 million for first quarter 2021 driven by higher net sales, partially offset by the production inefficiencies from supply chain disruption, inflationary pressures, and higher sales and marketing costs compared to the COVID-impacted first quarter 2021.

Crest Segment

The following table sets forth Crest segment results for the three months ended:

	Three Months Ended
	October 3,	October 4,	2022 vs. 2021
	2021	2020	Change	% Change
Net sales	$32,780	$18,039	$14,741	81.7%
Operating income	3,799	1,662	2,137	128.6%
Purchases of property, plant and equipment	371	—	371	—

Unit sales volume	716	453	263	58.1%
Net sales per unit	$46	$40	$6	15.0%

Net sales were $32.8 million for first quarter 2022, compared to $18.0 million for first quarter 2021, an increase of $14.7 million, or 81.7 percent as a result of higher sales volumes and higher prices.

Operating income increased 128.6 percent as compared to the prior year primarily as a result of higher net sales, partially offset by higher costs from supply chain disruption and inflationary pressures.

NauticStar Segment

The following table sets forth NauticStar segment results for the three months ended:

	Three Months Ended
	October 3,	October 4,	2022 vs. 2021
	2021	2020	Change	% Change
Net sales	$13,360	$12,342	$1,018	8.2%
Operating loss	(2,336)	(1,619)	(717)	44.3%
Purchases of property, plant and equipment	1,068	243	825	339.5%

Unit sales volume	291	286	5	1.7%
Net sales per unit	$46	$43	$3	7.0%

Net sales increased by $1.0 million, or 8.2 percent, to $13.4 million for first quarter 2022 compared to $12.3 million for first quarter 2021 due to higher option sales, higher prices, and increased volume.

Operating loss was $2.3 million for first quarter 2022 compared to an operating loss of $1.6 million for the prior year period. Higher costs from inflationary pressures, supply chain disruptions, and labor challenges offset higher net sales.

Aviara Segment

The following table sets forth Aviara segment results for the three months ended:

	Three Months Ended
	October 3,	October 4,	2022 vs. 2021
	2021	2020	Change	% Change
Net sales	$5,855	$3,773	$2,082	55.2%
Operating loss	(3,599)	(1,005)	(2,594)	258.1%
Purchases of property, plant and equipment	115	73	42	57.5%

Unit sales volume	19	13	6	46.2%
Net sales per unit	$308	$290	$18	6.2%

Net sales increased $2.1 million, or 55.2 percent to $5.9 million for first quarter 2022 compared to $3.8 million for the prior year period due to an increase in unit sales volume attributed to increased capacity from the new Merritt Island facility.

During first quarter 2022, all Aviara boats were manufactured in our 140,000 square foot Merritt Island, Florida facility, which we purchased in October 2020 for $14.2 million. During first quarter 2021, Aviara boats were produced in our MasterCraft facility in Vonore, Tennessee. As a result of this transition to Merritt Island, overhead costs attributable to Aviara increased significantly which creates a dilutive near-term impact on Aviara’s margins and profitability.

Operating loss was $3.6 million for first quarter 2022 compared to an operating loss of $1.0 million for first quarter 2021 as a result of ramp up related inefficiencies in the Merritt Island facility, including higher overhead costs associated with the new facility and a goodwill impairment charge. See Note 4 in Notes to Unaudited Condensed Consolidated Financial Statements for more information on the impairment charge.

Non-GAAP Measures

EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin

We define EBITDA as earnings before interest expense, income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA further adjusted to eliminate certain non-cash charges or other items that we do not consider to be indicative of our core and/or ongoing operations. For the periods presented herein, these adjustments include Aviara transition costs and certain non-cash items including goodwill impairment and share-based compensation. We define Adjusted EBITDA margin as Adjusted EBITDA expressed as a percentage of Net sales.

Adjusted Net Income and Adjusted Net Income Per Share

We define Adjusted Net Income and Adjusted Net Income per share as net income adjusted to eliminate certain non-cash charges or other items that we do not consider to be indicative of our core and/or ongoing operations and adjusted for the impact to income tax expense related to non-GAAP adjustments. For the periods presented herein, these adjustments include Aviara transition costs and certain non-cash items including goodwill impairment, other intangible asset amortization, and share-based compensation.

EBITDA, Adjusted EBITDA, Adjusted EBITDA margin, Adjusted Net Income, and Adjusted Net Income per share, which we refer to collectively as the Non-GAAP Measures, are not measures of net income or operating income as determined under accounting principles generally accepted in the United States, or U.S. GAAP. The Non-GAAP Measures are not measures of performance in accordance with U.S. GAAP and should not be considered as an alternative to net income, net income per share, or operating cash flows determined in accordance with U.S. GAAP. Additionally, Adjusted EBITDA is not intended to be a measure of cash flow. We believe that the inclusion of the Non-GAAP Measures is appropriate to provide additional information to investors because securities analysts and investors use the Non-GAAP Measures to assess our operating performance across periods on a consistent basis and to evaluate the relative risk of an investment in our securities. We use Adjusted Net Income and Adjusted Net Income per share to facilitate a comparison of our operating performance on a consistent basis from period to period that, when viewed in combination with our results prepared in accordance with U.S. GAAP, provides a more complete understanding of factors and trends affecting our business than does U.S. GAAP measures alone.  We believe Adjusted Net Income and Adjusted Net Income per share assists our board of directors, management, investors, and other users of the financial statements in comparing our net income on a consistent basis from period to period because it removes certain non-cash items and other items that we do not consider to be indicative of our core and/or ongoing operations and adjusts for the impact to income tax expense related to non-GAAP adjustments. The Non-GAAP Measures have limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

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

The following table presents a reconciliation of net income as determined in accordance with U.S. GAAP to EBITDA, and Adjusted EBITDA, and net income margin (expressed as a percentage of net sales) to Adjusted EBITDA Margin (expressed as a percentage of net sales) for the periods indicated:

	Three Months Ended
	October 3,	% of Net	October 4,	% of Net
	2021	sale	2020	sale
Net income	$10,386	7.2%	$9,567	9.2%
Income tax expense	3,276		2,818
Interest expense	382		1,019
Depreciation and amortization	3,354		2,739
EBITDA	17,398	12.1%	16,143	15.6%
Goodwill impairment(a)	1,100		-
Share-based compensation	896		640
Aviara transition costs(b)	-		178
Adjusted EBITDA	$19,394	13.5%	$16,961	16.3%
(a)	Represents a non-cash charge recorded in the Aviara segment for impairment of goodwill. See Note 4 for more information on the goodwill impairment charge.
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

The following table presents a reconciliation of net income as determined in accordance with U.S. GAAP to Adjusted Net Income for the periods indicated:

	Three Months Ended
	October 3,	October 4,
	2021	2020
	(Dollars in thousands, except per share data)
Net income	$10,386	$9,567
Income tax expense	3,276	2,818
Goodwill impairment(a)	1,100	-
Amortization of acquisition intangibles	999	960
Share-based compensation	896	640
Aviara transition costs(b)	-	178
Adjusted Net Income before income taxes	16,657	14,163
Adjusted income tax expense(c)	3,831	3,257
Adjusted Net Income	$12,826	$10,906

Adjusted Net Income per share:
Basic	$0.68	$0.58
Diluted	$0.67	$0.58
Weighted average shares used for the computation of:
Basic Adjusted Net Income per share	18,850,301	18,774,336
Diluted Adjusted Net Income per share	19,004,119	18,866,826
(a)	Represents a non-cash charge recorded in the Aviara segment for impairment of goodwill. See Note 4 for more information on the goodwill impairment charge.
(b)

Represents costs to transition production of the Aviara brand from Vonore, Tennessee to Merritt Island, Florida.  Costs include duplicative overhead costs and costs not indicative of ongoing operations (such as training and facility preparation).

(c)	Reflects income tax expense at an income tax rate of 23.0% for each period presented.

The following table presents the reconciliation of net income per diluted share to Adjusted Net Income per diluted share for the periods presented:

	Three Months Ended
	October 3,	October 4,
	2021	2020
Net income per diluted share	$0.55	$0.51
Impact of adjustments:
Income tax expense	0.17	0.15
Goodwill impairment(a)	0.06	-
Amortization of acquisition intangibles	0.05	0.05
Share-based compensation	0.05	0.03
Aviara transition costs(b)	-	0.01
Adjusted Net Income per diluted share before income taxes	$0.88	$0.75
Impact of adjusted income tax expense on net income per diluted share before income taxes(c)	(0.21)	(0.17)
Adjusted Net Income per diluted share	$0.67	$0.58
(a)	Represents a non-cash charge recorded in the Aviara segment for impairment of goodwill. See Note 4 for more information on the goodwill impairment charge.
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

Cash and cash equivalents totaled $11.7 million as of October 3, 2021, a decrease of $27.6 from $39.3 million as of June 30, 2021. Total debt as of October 3, 2021 and June 30, 2021 was $84.4 million and $93.1 million, respectively.

Our working capital was impacted by the $22.1 million increase in inventory during the first quarter of fiscal 2022 mainly due to an increase in raw materials to support higher production volumes and to increase safety stock to manage supply chain risk. Work in process has increased due to supply chain disruptions.

As of October 3, 2021, we had $25.7 million outstanding under the Revolving Credit Facility, leaving $74.3 of available borrowing capacity.  Refer to Note 6—Long Term Debt in the Notes to Unaudited Condensed Consolidated Financial Statements for further details.

On June 24, 2021, the board of directors of the Company authorized a stock repurchase program that allows for the repurchase of up to $50.0 million of our common stock during the three-year period ending June 24, 2024. During the quarter ending October 3, 2021, the Company repurchased 58,379 shares of common stock for $1.5 million in cash, including related fees and expenses.

We are continuing to monitor the impact of supply chain disruptions, production inefficiencies, and inflationary pressures on our business. However, we believe our cash balance, cash from operations, and our ability to borrow will be sufficient to provide for our liquidity and capital resource needs, including authorized stock repurchases.

The following table summarizes our cash flows from operating, investing, and financing activities:

	Three Months Ended
	October 3,	October 4,
	2021	2020
	(Dollars in thousands)
Total cash provided by (used in):
Operating activities	$(13,555)	$7,372
Investing activities	(3,618)	(2,042)
Financing activities	(10,428)	(12,791)
Net change in cash	$(27,601)	$(7,461)

First Quarter 2022 Cash Flow

Net cash used in operating activities for first quarter 2022 was $13.6 million mainly due to working capital usage, partially offset by net income.  Working capital usage primarily consisted of an increase in inventory, accounts receivable, and a decrease in accrued expenses and other current liabilities. Partially offsetting the working capital usage was an increase in accounts payable.  As discussed above, inventory increased $22.1 million for first quarter 2022.  Accounts receivables increased as a result of timing in customer payments. Accrued expenses and other current liabilities decreased because of continued strong retail demand without the need for rebates and higher payments related to variable compensation costs. Accounts payable increased mainly due to the increase in inventory safety stock.

Net cash used for investing activities was $3.6 million, which included capital expenditures.  Our capital spending was focused on expanding our capacity and maintenance capital.

Net cash used for financing activities was $10.4 and related to net payments of long-term debt of $8.8 million and funding of the stock repurchase program totaling $1.5 million.

First Quarter 2021 Cash Flow

Net cash provided by operating activities in first quarter 2021 totaled $7.3 million primarily due to net income and an increase in accounts payable, partially offset by an increase in inventory and accounts receivable.  Accounts payables and inventory increased due to increased production.  Accounts receivables increased due to an increase in sales.

Net cash used for investing activities was $2.0 million, which consisted of capital expenditures.

Net cash used for financing activities was $12.8 million and related primarily to payments of long-term debt.

Off Balance Sheet Arrangements

The Company did not have any off balance sheet financing arrangements as of October 3, 2021.

Critical Accounting Policies

As of October 3, 2021 there were no significant changes in or changes in the application of our critical accounting policies or estimation procedures from those presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, which was filed with the SEC on September 2, 2021.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Refer to our 2021 Annual Report for a complete discussion of the Company’s market risk. There have been no material changes in market risk from those disclosed therein.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of October 3, 2021.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended October 3, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

During the three months ended October 3, 2021, there were no material changes to the risk factors disclosed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS.

Stock Repurchase Program

On June 24, 2021, the board of directors of the Company authorized a stock repurchase program that allows for the repurchase of up to $50.0 million of our common stock during the three-year period ending June 24, 2024.  During the first quarter of 2022, we repurchased approximately $1.5 million of common stock. The remaining authorization under the program was approximately $48.5 million.

During the three months ended October 3, 2021, the Company repurchased the following shares of common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(a)	Total Number of Shares Purchased as part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan (dollars in thousands)
July 1, 2021 - August 1, 2021	-	$-	-	$50,000
August 2, 2021 - August 29, 2021	-	-	-	50,000
August 30, 2021 - October 3, 2021	58,379	25.45	58,379	48,513
Total	58,379	$25.45	58,379	$48,513

(a)	Represents weighted average price paid per share excluding commissions paid.
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of MCBC Holdings, Inc.	10-K	001-37502	3.1	9/18/15
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of MasterCraft Boat Holdings, Inc.	10-Q	001-37502	3.2	11/9/18
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of MasterCraft Boat Holdings, Inc.	8-K	001-37502	3.1	10/25/19
3.4	Fourth Amended and Restated By-laws of MasterCraft Boat Holdings, Inc.	8-K	001-37502	3.2	10/25/19
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASTERCRAFT BOAT HOLDINGS, INC.
(Registrant)

Date:	November 10, 2021	By:	/s/ FREDERICK A. BRIGHTBILL
Frederick A. Brightbill
Chief Executive Officer (Principal Executive Officer) and Chairman of the Board

Date:	November 10, 2021	By:	/s/ TIMOTHY M. OXLEY
Timothy M. Oxley
Chief Financial Officer (Principal Financial and Accounting Officer),
Treasurer and Secretary