Form 10-Q
period 2022-01-02
MasterCraft Boat Holdings, Inc.
filed 2022-02-03
CIK 1638290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 2, 2022

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

As of January 28, 2022, there were 18,498,202 shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding.

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

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	January 2,	January 3,	January 2,	January 3,
	2022	2021	2022	2021
NET SALES	$159,465	$118,677	$303,475	$222,422
COST OF SALES	124,267	89,404	238,155	166,919
GROSS PROFIT	35,198	29,273	65,320	55,503
OPERATING EXPENSES:
Selling and marketing	3,395	2,989	7,677	5,896
General and administrative	10,263	8,352	19,933	17,284
Amortization of other intangible assets	987	987	2,013	1,974
Goodwill impairment	—	—	1,100	—
Total operating expenses	14,645	12,328	30,723	25,154
OPERATING INCOME	20,553	16,945	34,597	30,349
OTHER EXPENSE:
Interest expense	357	870	739	1,889
INCOME BEFORE INCOME TAX EXPENSE	20,196	16,075	33,858	28,460
INCOME TAX EXPENSE	4,794	3,574	8,070	6,392
NET INCOME	$15,402	$12,501	$25,788	$22,068

NET INCOME PER SHARE:
Basic	$0.82	$0.66	$1.37	$1.17
Diluted	$0.81	$0.66	$1.36	$1.17
WEIGHTED AVERAGE SHARES USED FOR COMPUTATION OF:
Basic earnings per share	18,722,386	18,807,316	18,786,343	18,790,826
Diluted earnings per share	18,899,136	18,928,408	18,951,627	18,897,617

Notes to Unaudited Condensed Consolidated Financial Statements form an integral part of the condensed consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	January 2,	June 30,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,647	$39,252
Accounts receivable, net of allowance of $131 and $115, respectively	8,907	12,080
Income tax receivable	545	355
Inventories, net (Note 3)	78,382	53,481
Prepaid expenses and other current assets	3,870	5,059
Total current assets	105,351	110,227
Property, plant and equipment, net	62,737	60,495
Goodwill (Note 4)	28,493	29,593
Other intangible assets, net (Note 4)	57,886	59,899
Deferred income taxes	15,429	15,130
Deferred debt issuance costs, net	456	507
Other long-term assets	538	609
Total assets	$270,890	$276,460
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	18,292	23,861
Income tax payable	177	726
Accrued expenses and other current liabilities (Note 5)	49,677	46,836
Current portion of long-term debt, net of unamortized debt issuance costs (Note 7)	2,870	2,866
Total current liabilities	71,016	74,289
Long-term debt, net of unamortized debt issuance costs (Note 7)	70,841	90,277
Unrecognized tax positions	4,749	3,830
Other long-term liabilities	218	276
Total liabilities	146,824	168,672
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value per share — authorized, 100,000,000 shares; issued and outstanding, 18,610,822 shares at January 2, 2022 and 18,956,719 shares at June 30, 2021	186	189
Additional paid-in capital	109,423	118,930
Retained earnings / (accumulated deficit)	14,457	(11,331)
Total stockholders' equity	124,066	107,788
Total liabilities and stockholders' equity	$270,890	$276,460

Notes to Unaudited Condensed Consolidated Financial Statements form an integral part of the condensed consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

			Additional	Retained Earnings/
	Common Stock		Paid-in	(Accumulated
	Shares	Amount	Capital	Deficit)	Total
Balance at June 30, 2021	18,956,719	$189	$118,930	$(11,331)	$107,788
Share-based compensation activity	62,865	1	705	—	706
Repurchase and retirement of common stock	(58,379)	(1)	(1,486)	—	(1,487)
Net income	—	—	—	10,386	10,386
Balance at October 3, 2021	18,961,205	189	118,149	(945)	117,393
Share-based compensation activity	5,913	—	1,159	—	1,159
Repurchase and retirement of common stock	(356,296)	(3)	(9,885)	—	(9,888)
Net income	—	—	—	15,402	15,402
Balance at January 2, 2022	18,610,822	$186	$109,423	$14,457	$124,066

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2020	18,871,637	$189	$116,182	$(67,501)	$48,870
Share-based compensation activity	80,701	—	486	—	486
Net income	—	—	—	9,567	9,567
Balance at October 4, 2020	18,952,338	189	116,668	(57,934)	58,923
Share-based compensation activity	(3,043)	—	577	—	577
Net income	—	—	—	12,501	12,501
Balance at January 3, 2021	18,949,295	$189	$117,245	$(45,433)	$72,001

Notes to Unaudited Condensed Consolidated Financial Statements form an integral part of the condensed consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Dollars in thousands)

	Six Months Ended
	January 2,	January 3,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,788	$22,068
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,595	5,599
Share-based compensation	2,104	1,283
Unrecognized tax benefits	919	865
Amortization of debt issuance costs	119	316
Goodwill impairment	1,100	—
Changes in certain operating assets and liabilities	(24,484)	(740)
Other, net	83	764
Net cash provided by operating activities	12,224	30,155

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(6,715)	(18,903)
Net cash used in investing activities	(6,715)	(18,903)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on revolving credit facility	(30,000)	(30,000)
Borrowings on revolving credit facility	12,000	20,000
Principal payments on long-term debt	(1,500)	(4,710)
Repurchase and retirement of common stock	(11,375)	—
Other, net	(239)	(787)
Net cash used in financing activities	(31,114)	(15,497)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(25,605)	(4,245)

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	39,252	16,319
CASH AND CASH EQUIVALENTS — END OF PERIOD	$13,647	$12,074
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$600	$1,348
Cash payments for income taxes	9,002	5,132
SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures in accounts payable and accrued expenses	393	594

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements for the year ended June 30, 2021 and, in the opinion of management, reflect all adjustments considered necessary to present fairly the Company’s financial position as of January 2, 2022, its results of operations for the three and six months ended January 2, 2022 and January 3, 2021, its cash flows for the six months ended January 2, 2022 and January 3, 2021, and its statements of stockholders’ equity for the three and six months ended January 2, 2022 and January 3, 2021. All adjustments are of a normal, recurring nature. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the SEC for financial information have been condensed or omitted pursuant to such rules and regulations. The June 30, 2021 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP for complete financial statements. However, management believes that the disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in our 2021 Annual Report on Form 10-K.

Due to the seasonality of the Company’s business, the interim results are not necessarily indicative of the results that may be expected for the remainder of the fiscal year.

There were no significant changes in or changes to the application of the Company’s significant or critical accounting policies or estimation procedures for the three and six months ended January 2, 2022 as compared with those described in the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2021.

Change in Reportable Segments — Beginning with the first quarter of fiscal 2022, our chief operating decision maker (“CODM”) began to manage our business, allocate resources, and evaluate performance based on the changes that have been made in the Company’s management structure in connection with the transition of Aviara production to our Merritt Island facility.  As a result, the Company has realigned its reportable segments to MasterCraft, Crest, NauticStar, and Aviara.  The Company has recast segment information for all prior periods presented.  Refer to Note 11 – Segment Information for further information on the Company’s reportable segments.

Reclassifications — Certain historical amounts have been reclassified in these notes to the condensed consolidated financial statements to conform to the current presentation.

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

Consistent with the Company’s change in reportable segments described in Note 11—Segment Information, the Company has changed its presentation of disaggregated revenue to align with the new segment structure.  The following tables present the Company’s revenue by major product category for each reportable segment.

	Three Months Ended January 2, 2022
	MasterCraft	Crest	NauticStar	Aviara	Total
Major Product Categories:
Boats and trailers	$104,464	$29,368	$15,000	$7,909	$156,741
Parts	2,055	151	60	—	2,266
Other revenue	254	199	5	—	458
Total	$106,773	$29,718	$15,065	$7,909	$159,465

	Six Months Ended January 2, 2022
	MasterCraft	Crest	NauticStar	Aviara	Total
Major Product Categories:
Boats and trailers	$192,392	$61,737	$28,236	$13,764	$296,129
Parts	5,883	387	180	—	6,450
Other revenue	513	374	9	—	896
Total	$198,788	$62,498	$28,425	$13,764	$303,475

	Three Months Ended January 3, 2021
	MasterCraft	Crest	NauticStar	Aviara	Total
Major Product Categories:
Boats and trailers	$77,558	$20,757	$14,857	$3,248	$116,420
Parts	1,726	138	87	—	1,951
Other revenue	227	74	5	—	306
Total	$79,511	$20,969	$14,949	$3,248	$118,677

	Six Months Ended January 3, 2021
	MasterCraft	Crest	NauticStar	Aviara	Total
Major Product Categories:
Boats and trailers	$142,367	$38,368	$27,073	$7,021	$214,829
Parts	6,271	529	211	—	7,011
Other revenue	464	111	7	—	582
Total	$149,102	$39,008	$27,291	$7,021	$222,422

Contract Liabilities

As of June 30, 2021, the Company had $1.8 million of contract liabilities associated with customer deposits. During the six months ended January 2, 2022, $1.6 million of this amount was recognized as revenue. As of January 2, 2022, total contract liabilities associated with customer deposits were $4.8 million, were reported in Accrued expenses and other current liabilities on the condensed consolidated balance sheet, and are expected to be recognized as revenue during the remainder of the year ending June 30, 2022.

3.	INVENTORIES

Inventories consisted of the following:

	January 2,	June 30,
	2022	2021
Raw materials and supplies	$56,795	$37,089
Work in process	17,404	10,171
Finished goods	6,134	8,362
Obsolescence reserve	(1,951)	(2,141)
Total inventories	$78,382	$53,481

Raw materials and supplies have increased to support higher production volumes and to increase safety stock to manage supply chain risk.  Work in process has increased due to supply chain disruptions.

4.GOODWILL AND OTHER INTANGIBLE ASSETS

Beginning with the first quarter of fiscal 2022, the Company realigned its reportable segments to MasterCraft, Crest, NauticStar, and Aviara.  Refer to Note 11 – Segment Information for further information on the Company’s reportable segments.  As a result of the change in segments, in accordance with ASC 350, Intangibles-Goodwill and Other, the Company reallocated the goodwill recorded in the MasterCraft reporting unit to the two separate MasterCraft and Aviara reporting units using a relative fair value approach.

Prior to realigning our segments, we evaluated our goodwill for impairment and determined no impairment existed as the fair value of our MasterCraft reporting unit, which was the only reporting unit containing goodwill, was in excess of its carrying amount.  In conjunction with the reallocation of goodwill, we tested the goodwill at our MasterCraft and Aviara reporting units for impairment using an income-based approach, specifically a discounted cash flow model.  The cash flow model included significant judgements and assumptions related to revenue growth and discount rates. At the time of the impairment test, near-term operating losses generated by start-up inefficiencies had negatively impacted the fair value of Aviara, causing the carrying value of the reporting unit to be in excess of the fair value. Consequently, a $1.1 million impairment charge was recognized in the first quarter of fiscal 2022.

The carrying amounts of goodwill attributable to each of the Company’s reportable segments, were as follows:

	MasterCraft	Crest	NauticStar	Aviara	Total
Balance at June 30, 2021
Goodwill	$29,593	$36,238	$36,199	$—	$102,030
Accumulated impairment losses	—	(36,238)	(36,199)	—	(72,437)
Goodwill, net at June 30, 2021	29,593	—	—	—	29,593
Goodwill reallocation	(1,100)	—	—	1,100	—
Impairment	—	—	—	(1,100)	(1,100)
Goodwill, net at January 2, 2022	$28,493	$—	$—	$—	$28,493

The following table presents the carrying amount of Other intangible assets, net:

	January 2,			June 30,
	2022			2021
	Gross Amount	Accumulated Amortization / Impairment	Other intangible assets, net	Gross Amount	Accumulated Amortization / Impairment	Other intangible assets, net
Amortized intangible assets
Dealer networks	$39,500	$(15,700)	$23,800	$39,500	$(13,711)	$25,789
Software	245	(159)	86	245	(135)	110
	39,745	(15,859)	23,886	39,745	(13,846)	25,899

Unamortized intangible assets
Trade names	49,000	(15,000)	34,000	49,000	(15,000)	34,000
Total other intangible assets	$88,745	$(30,859)	$57,886	$88,745	$(28,846)	$59,899

Amortization expense related to Other intangible assets, net for both the three and six months ended January 2, 2022 and January 3, 2021 was $1.0 million and $2.0 million, respectively. Estimated amortization expense for the fiscal year ending June 30, 2022 is $4.0 million.

5.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	January 2,	June 30,
	2022	2021
Warranty	$24,100	$22,329
Dealer incentives	9,986	10,634
Contract liabilities	4,839	1,848
Compensation and related accruals	4,493	6,046
Freight	669	778
Self-insurance	1,005	865
Inventory repurchase contingent obligation	1,027	471
Other	3,558	3,865
Total accrued expenses and other current liabilities	$49,677	$46,836

Accrued warranty liability activity was as follows for the six months ended:

	January 2,	January 3,
	2022	2021
Balance at the beginning of the period	$22,329	$20,004
Provisions	5,646	4,469
Payments made	(4,969)	(4,272)
Aggregate changes for preexisting warranties	1,094	718
Balance at the end of the period	$24,100	$20,919

6. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

In October 2021, we signed a new supplier agreement to purchase marine outboard engines during fiscal 2022.  During the term of the agreement, we committed to purchasing a minimum annual gross dollar value of $27.0 million in engines.

Legal Proceedings

The Company is subject to various litigation, claims and proceedings, which have arisen in the ordinary course of business. The Company accrues for litigation, claims and proceedings when a liability is both probable and the amount can be reasonably estimated. As of January 2, 2022, the Company’s accruals for litigation matters are not material. While these matters are subject to inherent uncertainties, management believes that current litigation, claims and proceedings, individually and in the aggregate, and after considering expected insurance reimbursements, are not likely to have a material adverse impact on the Company’s financial position, results of operations or cash flows.

7.LONG-TERM DEBT

Long-term debt is as follows:

	January 2,	June 30,
	2022	2021
Revolving credit facility	$15,728	$33,728
Term loans	58,500	60,000
Debt issuance costs on term loans	(517)	(585)
Total debt	73,711	93,143
Less current portion of long-term debt	3,000	3,000
Less current portion of debt issuance costs on term loans	(130)	(134)
Long-term debt, net of current portion	$70,841	$90,277

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

The Credit Agreement bears interest, at the Company’s option, at either the prime rate plus an applicable margin ranging from 0.25% to 1.00% or at an adjusted LIBOR rate plus an applicable margin ranging from 1.25% to 2.00%, in each case based on the Company’s net leverage ratio. The Company is also required to pay a commitment fee for any unused portion of the revolving credit facility ranging from 0.15% to 0.30% based on the Company’s net leverage ratio. Effective during the three and six months ended January 2, 2022, the applicable margin for loans accruing at the prime rate was 0.25% and the applicable margin for loans accruing interest at LIBOR was 1.25%.  As of January 2, 2022, the interest rate on the Company’s term loan and revolving credit facility was 1.38%.

The Credit Agreement will mature and all remaining amounts outstanding thereunder will be due and payable on June 28, 2026. As of January 2, 2022, the Company was in compliance with its financial covenants under the Credit Agreement.

Revolving Credit Facility

As of January 2, 2022, the Company had $15.7 million of borrowings outstanding on its Revolving Credit Facility and had remaining availability of $84.3 million.

8.	INCOME TAXES

The Company’s consolidated interim effective tax rate is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items. The differences between the Company’s effective tax rates and the statutory federal tax rate of 21.0% primarily relate to the inclusion of the state tax rate in the overall effective rate, the benefit of federal and state credits, and a permanent benefit associated with the foreign derived intangible income deduction, partially offset by a permanent add-back for Section 162(m) limitations. During the three months ended January 2, 2022 and January 3, 2021, the Company’s effective tax rate was 23.7% and 22.2%, respectively.  During the six months ended January 2, 2022 and January 3, 2021, the Company’s effective tax rate was 23.8% and 22.5%, respectively. The Company’s effective tax rate for the three and six months ended January 2, 2022 is higher compared to the effective tax rate for the three and six months ended January 3, 2021, primarily due to an increase in the effective state tax rate, an increase in the tax impact of uncertain state tax positions and a reduction in the benefit of federal and state tax credits, partially offset by an increase in the Company’s net permanent benefits, largely driven by changes in foreign derived intangible income due to an increase in forecasted foreign taxable income, sales and gross margin.

9.	SHARE-BASED COMPENSATION

The following table presents the components of share-based compensation expense by award type.

	Three Months Ended		Six Months Ended
	January 2,	January 3,	January 2,	January 3,
	2022	2021	2022	2021
Restricted stock awards	$518	$388	$985	$805
Performance stock units	690	255	1,119	478
Share-based compensation expense	$1,208	$643	$2,104	$1,283

Restricted Stock Awards

During the six months ended January 2, 2022, the Company granted 74,961 restricted stock awards (“RSAs”) to the Company’s non-executive directors, officers and certain other key employees. Generally, the shares of restricted stock granted during the six months ended January 2, 2022, vest pro-rata over three years for officers and certain other key employees and over one year for non-executive directors. The Company determined the fair value of the shares awarded by using the close price of our common stock as of the date of grant. The weighted average grant date fair value of RSAs granted in the six months ended January 2, 2022, was $26.14 per share.

The following table summarizes the status of nonvested RSAs as of January 2, 2022, and changes during the six months then ended.

		Average
	Nonvested	Grant-Date
	Restricted	Fair Value
	Shares	(per share)
Nonvested at June 30, 2021	118,193	$19.42
Granted	74,961	26.14
Vested	(58,086)	19.16
Forfeited	(2,660)	26.01
Nonvested at January 2, 2022	132,408	23.22

As of January 2, 2022, there was $2.3 million of total unrecognized compensation expense related to nonvested RSAs.  The Company expects this expense to be recognized over a weighted average period of 1.8 years.

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

The following table summarizes the status of nonvested PSUs as of January 2, 2022, and changes during the six months then ended.

		Average
	Nonvested	Grant-Date
	Performance	Fair Value
	Stock Units	(per share)
Nonvested at June 30, 2021	160,285	$21.03
Granted	53,842	28.73
Forfeited	(2,177)	28.71
Nonvested at January 2, 2022	211,950	22.91

As of January 2, 2022, there was $2.9 million of total unrecognized compensation expense related to nonvested PSUs.  The Company expects this expense to be recognized over a weighted average period of 1.9 years.

10.	EARNINGS PER SHARE AND COMMON STOCK

The following table sets forth the computation of the Company’s net income per share:

	Three Months Ended		Six Months Ended
	January 2,	January 3,	January 2,	January 3,
	2022	2021	2022	2021
Net income	$15,402	$12,501	$25,788	$22,068

Weighted average shares — basic	18,722,386	18,807,316	18,786,343	18,790,826
Dilutive effect of assumed exercises of stock options	12,994	13,950	13,618	14,025
Dilutive effect of assumed restricted share awards/units	163,756	107,142	151,666	92,766
Weighted average outstanding shares — diluted	18,899,136	18,928,408	18,951,627	18,897,617
Basic net income per share	$0.82	$0.66	$1.37	$1.17
Diluted net income per share	$0.81	$0.66	$1.36	$1.17

For the three and six months ended January 2, 2022 and January 3, 2021, an immaterial number of shares were excluded from the computation of diluted earnings per share as the effect would have been anti-dilutive.

Stock Repurchase Program

On June 24, 2021, the board of directors of the Company authorized a stock repurchase program that allows for the repurchase of up to $50.0 million of our common stock during the three-year period ending June 24, 2024. During the three months ended January 2, 2022, the Company repurchased 356,296 shares of common stock for $9.9 million in cash, including related fees and expenses.  During the six months ended January 2, 2022, the Company repurchased 414,675 shares of common stock for $11.4 million in cash, including related fees and expenses.  As of January 2, 2022, $38.6 million remained available under the program.

11.SEGMENT INFORMATION

Change in Reportable Segments

Beginning with the first quarter of fiscal 2022 and as discussed in Note 1, our CODM began to manage our business, allocate resources, and evaluate performance based on the reportable segments of MasterCraft, Crest, NauticStar, and Aviara.

Reportable Segments

Operating segments are identified as components of an enterprise about which discrete financial information is available for evaluation by the CODM in making decisions on how to allocate resources and assess performance. For the three and six months ended January 2, 2022, the Company’s CODM regularly assessed the operating performance of the Company’s boat brands under four operating and reportable segments:

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

Selected financial information for the Company’s reportable segments was as follows:

	For the Three Months Ended January 2, 2022
	MasterCraft	Crest	NauticStar	Aviara	Consolidated
Net sales	$106,773	$29,718	$15,065	$7,909	$159,465
Operating income (loss)	21,302	4,637	(3,066)	(2,320)	20,553
Depreciation and amortization	1,226	647	877	491	3,241
Purchases of property, plant and equipment	1,468	673	702	254	3,097

	For the Six Months Ended January 2, 2022
	MasterCraft	Crest	NauticStar	Aviara	Consolidated
Net sales	$198,788	$62,498	$28,425	$13,764	$303,475
Operating income (loss)	37,482	8,436	(5,402)	(5,919)	34,597
Depreciation and amortization	2,514	1,341	1,772	968	6,595
Goodwill impairment	—	—	—	1,100	1,100
Purchases of property, plant and equipment	3,532	1,044	1,770	369	6,715

	For the Three Months Ended January 3, 2021
	MasterCraft	Crest	NauticStar	Aviara	Consolidated
Net sales	$79,511	$20,969	$14,949	$3,248	$118,677
Operating income (loss)	16,660	2,650	(326)	(2,039)	16,945
Depreciation and amortization	1,116	624	802	319	2,861
Purchases of property, plant and equipment	1,063	23	516	15,349	16,951

	For the Six Months Ended January 3, 2021
	MasterCraft	Crest	NauticStar	Aviara	Consolidated
Net sales	$149,102	$39,008	$27,291	$7,021	$222,422
Operating income (loss)	31,027	4,312	(1,945)	(3,045)	30,349
Depreciation and amortization	2,210	1,248	1,616	525	5,599
Purchases of property, plant and equipment	2,699	23	759	15,422	18,903

The following table presents total assets for the Company’s reportable segments.

	January 2, 2022	June 30, 2021
Assets:
MasterCraft	$136,693	$158,610
Crest	46,089	42,204
NauticStar	55,357	44,181
Aviara	32,751	31,465
Total assets	$270,890	$276,460

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

Overview

The COVID-19 pandemic has facilitated strong marine retail demand as consumers have taken advantage of more flexible work schedules allowing for more leisure time and marine product usage.  This strong retail demand has created historically low dealer inventory levels which, in turn, has increased wholesale demand for our products.  Year over year, we have increased production rates to address wholesale demand. While supply chain disruptions, production inefficiencies, and inflationary pressures have impacted the results for the three and six months ended January 2, 2022 as discussed below, net sales increased 36.4 percent for the first half of fiscal 2022 compared to the same prior-year period.

Supply Chain Disruptions. Demand for raw materials and components used in the production of our products has surged. As a result, some of the materials and components that we use are in short supply.  To reduce the impact of supply chain disruptions on production, we have increased our raw materials safety stock and pursued alternative sourcing of raw materials and components where possible.  Additionally, work in process has increased as a result of supply chain shortages delaying our ability to finish production units.

Production Inefficiencies.  Business processes have been altered to address completion of boats waiting on parts while maintaining normal production lines, resulting in increased labor costs. Absenteeism and implementing COVID-19 mitigating procedures also burdened our work force as we continue to focus on ramp-up of production.

Inflationary Pressures. Inflationary pressures have increased the costs of raw materials and components used to build our products, negatively impacting our margins during the first half of 2022.  New model year price increases took effect for fiscal 2022; however, these price increases did not fully offset the increased material costs caused by inflation.  In response to worsening inflationary pressures, we began phasing in additional mid-cycle price increases during the second quarter of fiscal 2022.

As we continue to navigate the unprecedented confluence of demand and disruption precipitated by the COVID-19 pandemic, our production rates and results going forward will depend, in large part, on our and our suppliers’ capacity and ability to alleviate ongoing and changing risks.

We will continue to actively monitor the impact of the COVID-19 pandemic and may take further actions to alter business operations as may be required by government authorities, or that are determined to be in the best interest of our employees, dealers, suppliers, and stakeholders. The full extent of the COVID-19 pandemic impact on our business, operations, and financial results will depend on evolving factors that we cannot predict. See “Risk Factors — Risks Relating to Our Business — Actual or potential public health emergencies, epidemics, or pandemics, such as the current coronavirus (“COVID-19”) pandemic, could have a material adverse effect on our business, results of operations, or financial condition” set forth in our 2021 Annual Report on Form 10-K.

Results of Operations

Consolidated Results

The table below presents our consolidated results of operations for the three and six months ended:

	Three Months Ended		2022 vs. 2021		Six Months Ended		2022 vs. 2021
	January 2,	January 3,		%	January 2,	January 3,		%
	2022	2021	Change	Change	2022	2021	Change	Change

Consolidated statements of operations:
NET SALES	$159,465	$118,677	$40,788	34.4%	$303,475	$222,422	$81,053	36.4%
COST OF SALES	124,267	89,404	34,863	39.0%	238,155	166,919	71,236	42.7%
GROSS PROFIT	35,198	29,273	5,925	20.2%	65,320	55,503	9,817	17.7%
OPERATING EXPENSES:
Selling and marketing	3,395	2,989	406	13.6%	7,677	5,896	1,781	30.2%
General and administrative	10,263	8,352	1,911	22.9%	19,933	17,284	2,649	15.3%
Amortization of other intangible assets	987	987	—	0.0%	2,013	1,974	39	2.0%
Goodwill impairment	—	—	—	—	1,100	—	1,100	—
Total operating expenses	14,645	12,328	2,317	18.8%	30,723	25,154	5,569	22.1%
OPERATING INCOME	20,553	16,945	3,608	21.3%	34,597	30,349	4,248	14.0%
OTHER EXPENSE:
Interest expense	357	870	(513)	(59.0%)	739	1,889	(1,150)	(60.9%)
INCOME BEFORE INCOME TAX EXPENSE	20,196	16,075	4,121	25.6%	33,858	28,460	5,398	19.0%
INCOME TAX EXPENSE	4,794	3,574	1,220	34.1%	8,070	6,392	1,678	26.3%
NET INCOME	$15,402	$12,501	$2,901	23.2%	$25,788	$22,068	$3,720	16.9%
Additional financial and other data:
Unit sales volume:
MasterCraft	886	773	113	14.6%	1,669	1,407	262	18.6%
Crest	690	575	115	20.0%	1,406	1,012	394	38.9%
NauticStar	310	355	(45)	(12.7%)	601	646	(45)	(7.0%)
Aviara	23	11	12	109.1%	42	24	18	75.0%
Consolidated unit sales volume	1,909	1,714	195	11.4%	3,718	3,089	629	20.4%
Net sales:
MasterCraft	$106,773	$79,511	$27,262	34.3%	$198,788	$149,102	$49,686	33.3%
Crest	29,718	20,969	8,749	41.7%	62,498	39,008	23,490	60.2%
NauticStar	15,065	14,949	116	0.8%	28,425	27,291	1,134	4.2%
Aviara	7,909	3,248	4,661	143.5%	13,764	7,021	6,743	96.0%
Consolidated net sales	$159,465	$118,677	$40,788	34.4%	$303,475	$222,422	$81,053	36.4%
Net sales per unit:
MasterCraft	$121	$103	$18	17.5%	$119	$106	$13	12.3%
Crest	43	36	7	19.4%	44	39	5	12.8%
NauticStar	49	42	7	16.7%	47	42	5	11.9%
Aviara	344	295	49	16.6%	328	293	35	11.9%
Consolidated net sales per unit	84	69	15	21.7%	82	72	10	13.9%
Gross margin	22.1%	24.7%	(260) bps		21.5%	25.0%	(350) bps

Net sales increased 34.4 percent and 36.4 percent during the second quarter and first six months of fiscal 2022, respectively, when compared with the same prior year periods. Net sales in the MasterCraft, Crest, and Aviara segments benefited from increased sales volume as our dealers continue to have high retail demand and look to restock their inventories. Higher prices, favorable model mix, and higher option sales were also favorable compared to the prior period.

Gross margin percentage declined 260 basis points and 350 basis points during the second quarter and first six months of fiscal 2022, respectively, compared to the same prior year periods. Higher revenues yielded a lower margin due to supply chain disruptions and inflationary pressures that drove material and labor costs higher.  Though we began phasing in mid-cycle price increases to offset these headwinds, the impact will not be fully realized until the second half of fiscal 2022.  In addition, overhead from the new Aviara facility created unfavorable overhead absorption.

Operating expense increased 18.8 percent and 22.1 percent during the second quarter and first six months of fiscal 2022 when compared to the same prior year periods. Despite our increased costs, selling, general, and administrative expenses as a percentage of sales have decreased for the second quarter and first half of 2022 when compared to the same prior year periods.  Selling and marketing expense increased due to timing of prior-year expenses being impacted by the COVID-19 pandemic, resulting in lower costs for the second quarter and first half of fiscal 2021. General and administrative expenses increased as a result of increased variable compensation costs and continued investments in information technology.  Additionally, an impairment charge related to the allocated goodwill associated with the Aviara segment was recorded in the first quarter of fiscal 2022, as discussed in Note 4 to the Unaudited Condensed Consolidated Financial Statements.

Interest expense decreased due to lower effective interest rates and lower average outstanding debt balances during the current year periods compared to the prior year periods.

Segment Results

As discussed in Note 1 to our Unaudited Condensed Consoslidated Financial Statements and beginning with the first quarter of fiscal 2022, our CODM began to manage our business, allocate resources, and evaluate performance based on the reportable segments of MasterCraft, Crest, NauticStar, and Aviara.

MasterCraft Segment

The following table sets forth MasterCraft segment results for the three and six months ended:

	Three Months Ended		2022 vs. 2021		Six Months Ended		2022 vs. 2021
	January 2,	January 3,		%	January 2,	January 3,		%
	2022	2021	Change	Change	2022	2021	Change	Change
Net sales	$106,773	$79,511	$27,262	34.3%	$198,788	$149,102	$49,686	33.3%
Operating income	21,302	16,660	4,642	27.9%	37,482	31,027	6,455	20.8%
Purchases of property, plant and equipment	1,468	1,063	405	38.1%	3,532	2,699	833	30.9%

Unit sales volume	886	773	113	14.6%	1,669	1,407	262	18.6%
Net sales per unit	$121	$103	$18	17.5%	$119	$106	$13	12.3%

Net sales increased 34.3 percent and 33.3 percent during the second quarter and first six months of fiscal 2022, respectively, when compared with the same prior year periods, primarily driven by an increase in sales volume and favorable model mix. Additionally, net sales benefited from higher prices and higher option sales.

Operating income increased $4.6 million and $6.5 million during the second quarter and first half of fiscal 2022, respectively, when compared to the same prior year periods. The increase was driven by higher net sales, and partially offset by inflationary pressures, the production inefficiencies from supply chain disruptions, and higher general and administrative costs.

Crest Segment

The following table sets forth Crest segment results for the three and six months ended:

	Three Months Ended		2022 vs. 2021		Six Months Ended		2022 vs. 2021
	January 2,	January 3,		%	January 2,	January 3,		%
	2022	2021	Change	Change	2022	2021	Change	Change
Net sales	$29,718	$20,969	$8,749	41.7%	$62,498	$39,008	$23,490	60.2%
Operating income	4,637	2,650	1,987	75.0%	8,436	4,312	4,124	95.6%
Purchases of property, plant and equipment	673	23	650	2826.1%	1,044	23	1,021	4439.1%

Unit sales volume	690	575	115	20.0%	1,406	1,012	394	38.9%
Net sales per unit	$43	$36	$7	19.4%	$44	$39	$5	12.8%

Net sales increased $8.7 million and $23.5 million during the second quarter and first half of fiscal 2022, respectively, when compared to the same prior year periods, as a result of higher sales volumes and higher prices.

Operating income for second quarter and first half of fiscal 2022 increased 75.0 percent and 95.6 percent, respectively, when compared to the same prior year periods. The increase is primarily the result of higher net sales, partially offset by higher costs from inflationary pressures.

NauticStar Segment

The following table sets forth NauticStar segment results for the three and six months ended:

	Three Months Ended		2022 vs. 2021		Six Months Ended		2022 vs. 2021
	January 2,	January 3,		%	January 2,	January 3,		%
	2022	2021	Change	Change	2022	2021	Change	Change
Net sales	$15,065	$14,949	$116	0.8%	$28,425	$27,291	$1,134	4.2%
Operating loss	(3,066)	(326)	(2,740)	840.5%	(5,402)	(1,945)	(3,457)	177.7%
Purchases of property, plant and equipment	702	516	186	36.0%	1,770	759	1,011	133.2%

Unit sales volume	310	355	(45)	(12.7%)	601	646	(45)	(7.0%)
Net sales per unit	$49	$42	$7	16.7%	$47	$42	$5	11.9%

Net sales were $15.1 million and $28.4 million for the second quarter and first six months of fiscal 2022, respectively.  Net sales benefited from higher prices and higher option sales, and was offset by decreased sales volume, when compared to the same prior year periods.

Operating loss was $3.1 million and $5.4 million for the second quarter and first six months of fiscal 2022, respectively, when compared to the same prior year periods. Higher costs from inflationary pressures, supply chain disruptions, and labor challenges offset higher net sales.

Aviara Segment

The following table sets forth Aviara segment results for the three and six months ended:

	Three Months Ended		2022 vs. 2021		Six Months Ended		2022 vs. 2021
	January 2,	January 3,		%	January 2,	January 3,		%
	2022	2021	Change	Change	2022	2021	Change	Change
Net sales	$7,909	$3,248	$4,661	143.5%	$13,764	$7,021	$6,743	96.0%
Operating loss	(2,320)	(2,039)	(281)	13.8%	(5,919)	(3,045)	(2,874)	94.4%
Goodwill impairment	—	—	—	—	1,100	—	1,100	—
Purchases of property, plant and equipment	254	15,349	(15,095)	(98.3%)	369	15,422	(15,053)	(97.6%)

Unit sales volume	23	11	12	109.1%	42	24	18	75.0%
Net sales per unit	$344	$295	$49	16.6%	$328	$293	$35	11.9%

Net sales increased $4.7 million and $6.7 million during the second quarter and first six months of fiscal 2022, respectively, when compared to the same prior year periods, due to an increase in unit sales volume attributed to increased capacity from the new Merritt Island facility and favorable model mix.

During the second quarter and first six months of 2022, all Aviara boats were manufactured in our 140,000 square foot Merritt Island, Florida facility, which we purchased in October 2020 for $14.2 million. During the second quarter and first six months of 2021, the production of Aviara boats at our MasterCraft facility in Vonore, Tennessee, was winding down and transitioning to the Merritt Island facility. As a result of this transition, overhead costs attributable to Aviara increased significantly which creates a dilutive near-term impact on Aviara’s margins and profitability.

Operating loss increased $0.3 million and $2.9 million for the second quarter and first half of fiscal 2022, respectively, when compared to the same prior year periods, as a result of ramp up related inefficiencies in the Merritt Island facility, including higher overhead costs associated with the new facility.  Additionally, a goodwill impairment charge was recorded during the first quarter of fiscal 2022. See Note 4 in Notes to Unaudited Condensed Consolidated Financial Statements for more information on the impairment charge.

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

Adjusted Net Income and Adjusted Net Income Per Share

We define Adjusted Net Income and Adjusted Net Income per share as net income adjusted to eliminate certain non-cash charges or other items that we do not consider to be indicative of our core and/or ongoing operations and reflecting income tax expense on adjusted net income before income taxes at our estimated annual effective tax rate. For the periods presented herein, these adjustments include Aviara transition costs and certain non-cash items including goodwill impairment, other intangible asset amortization, and share-based compensation.

EBITDA, Adjusted EBITDA, Adjusted EBITDA margin, Adjusted Net Income, and Adjusted Net Income per share, which we refer to collectively as the Non-GAAP Measures, are not measures of net income or operating income as determined under accounting principles generally accepted in the United States, or U.S. GAAP. The Non-GAAP Measures are not measures of performance in accordance with U.S. GAAP and should not be considered as an alternative to net income, net income per share, or operating cash flows determined in accordance with U.S. GAAP. Additionally, Adjusted EBITDA is not intended to be a measure of cash flow. We believe that the inclusion of the Non-GAAP Measures is appropriate to provide additional information to investors because securities analysts and investors use the Non-GAAP Measures to assess our operating performance across periods on a consistent basis and to evaluate the relative risk of an investment in our securities. We use Adjusted Net Income and Adjusted Net Income per share to facilitate a comparison of our operating performance on a consistent basis from period to period that, when viewed in combination with our results prepared in accordance with U.S. GAAP, provides a more complete understanding of factors and trends affecting our business than does U.S. GAAP measures alone.  We believe Adjusted Net Income and Adjusted Net Income per share assists our board of directors, management, investors, and other users of the financial statements in comparing our net income on a consistent basis from period to period because it removes certain non-cash items and other items that we do not consider to be indicative of our core and/or ongoing operations and reflecting income tax expense on adjusted net income before income taxes at our estimated annual effective tax rate. The Non-GAAP Measures have limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

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

The following table presents a reconciliation of net income as determined in accordance with U.S. GAAP to EBITDA, and Adjusted EBITDA, and net income margin (expressed as a percentage of net sales) to Adjusted EBITDA Margin (expressed as a percentage of net sales) for the periods indicated:

	Three Months Ended				Six Months Ended
	January 2,	% of Net	January 3,	% of Net	January 2,	% of Net	January 3,	% of Net
	2022	sales	2021	sales	2022	sales	2021	sales
Net income	$15,402	9.7%	$12,501	10.5%	$25,788	8.5%	$22,068	9.9%
Income tax expense	4,794		3,574		8,070		6,392
Interest expense	357		870		739		1,889
Depreciation and amortization	3,241		2,861		6,595		5,599
EBITDA	23,794	14.9%	19,806	16.7%	41,192	13.6%	35,948	16.2%
Share-based compensation	1,208		643		2,104		1,283
Goodwill impairment(a)	—		—		1,100		—
Aviara transition costs(b)	—		847		—		1,025
Adjusted EBITDA	$25,002	15.7%	$21,296	17.9%	$44,396	14.6%	$38,256	17.2%
(a)	Represents a non-cash charge recorded in the Aviara segment for impairment of goodwill. See Note 4 for more information on the goodwill impairment charge.
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

The following table presents a reconciliation of net income as determined in accordance with U.S. GAAP to Adjusted Net Income for the periods indicated:

	Three Months Ended		Six Months Ended
	January 2,	January 3,	January 2,	January 3,
	2022	2021	2022	2021
	(Dollars in thousands, except per share data)
Net income	$15,402	$12,501	$25,788	$22,068
Income tax expense	4,794	3,574	8,070	6,392
Share-based compensation	1,208	643	2,104	1,283
Amortization of acquisition intangibles	960	960	1,959	1,921
Goodwill impairment(a)	—	—	1,100	—
Aviara transition costs(b)	—	847	—	1,025
Adjusted Net Income before income taxes	22,364	18,525	39,021	32,689
Adjusted income tax expense(c)	5,143	4,261	8,974	7,518
Adjusted Net Income	$17,221	$14,264	$30,047	$25,171

Adjusted Net Income per share:
Basic	$0.92	$0.76	$1.60	$1.34
Diluted	$0.91	$0.75	$1.59	$1.33
Weighted average shares used for the computation of:
Basic Adjusted Net Income per share	18,722,386	18,807,316	18,786,343	18,790,826
Diluted Adjusted Net Income per share	18,899,136	18,928,408	18,951,627	18,897,617
(a)	Represents a non-cash charge recorded in the Aviara segment for impairment of goodwill. See Note 4 for more information on the goodwill impairment charge.
(b)

Represents costs to transition production of the Aviara brand from Vonore, Tennessee to Merritt Island, Florida.  Costs include duplicative overhead costs and costs not indicative of ongoing operations (such as training and facility preparation).

(c)	Reflects income tax expense at an income tax rate of 23.0% for each period presented.

The following table presents the reconciliation of net income per diluted share to Adjusted Net Income per diluted share for the periods presented:

	Three Months Ended		Six Months Ended
	January 2,	January 3,	January 2,	January 3,
	2022	2021	2022	2021
Net income per diluted share	$0.81	$0.66	$1.36	$1.17
Impact of adjustments:
Income tax expense	0.25	0.19	0.43	0.34
Share-based compensation	0.06	0.03	0.11	0.07
Amortization of acquisition intangibles	0.05	0.05	0.10	0.10
Goodwill impairment(a)	—	—	0.06	—
Aviara transition costs(b)	—	0.04	—	0.05
Adjusted Net Income per diluted share before income taxes	$1.17	$0.97	$2.06	$1.73
Impact of adjusted income tax expense on net income per diluted share before income taxes(c)	(0.26)	(0.22)	(0.47)	(0.40)
Adjusted Net Income per diluted share	$0.91	$0.75	$1.59	$1.33
(a)	Represents a non-cash charge recorded in the Aviara segment for impairment of goodwill. See Note 4 for more information on the goodwill impairment charge.
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

Cash and cash equivalents totaled $13.6 million as of January 2, 2022, a decrease of $25.6 million from $39.3 million as of June 30, 2021. Total debt as of January 2, 2022 and June 30, 2021 was $73.7 million and $93.1 million, respectively.

Our working capital was impacted by the $24.9 million increase in inventory during the first half of fiscal 2022 mainly due to an increase in raw materials to support higher production volumes and to increase safety stock to manage supply chain risk. Work in process has increased due to supply chain disruptions.

As of January 2, 2022, we had $15.7 million outstanding under the Revolving Credit Facility, leaving $84.3 million of available borrowing capacity.  Refer to Note 7 — Long Term Debt in the Notes to Unaudited Condensed Consolidated Financial Statements for further details.

On June 24, 2021, the board of directors of the Company authorized a stock repurchase program that allows for the repurchase of up to $50.0 million of our common stock during the three-year period ending June 24, 2024. During the six months ending January 2, 2022 the Company repurchased 414,675 shares of common stock for $11.4 million in cash, including related fees and expenses.

We are continuing to monitor the impact of supply chain disruptions, production inefficiencies, and inflationary pressures on our business. However, we believe our cash balance, cash from operations, and our ability to borrow will be sufficient to provide for our liquidity and capital resource needs, including authorized stock repurchases.

The following table summarizes our cash flows from operating, investing, and financing activities:

	Six Months Ended
	January 2,	January 3,
	2022	2021
	(Dollars in thousands)
Total cash provided by (used in):
Operating activities	$12,224	$30,155
Investing activities	(6,715)	(18,903)
Financing activities	(31,114)	(15,497)
Net change in cash	$(25,605)	$(4,245)

Six Months Ended January 2, 2022 Cash Flow

Net cash provided by operating activities for the first half of 2022 was $12.2 million mainly due to net income, partially offset by working capital usage.  Working capital usage primarily consisted of an increase in inventory and a decrease in accounts payable. Partially offsetting the working capital usage was a decrease in accounts receivable and an increase in accrued expenses and other current liabilities.  As discussed above, inventory increased $24.9 million for first half of 2022.  Accounts payable decreased as a result of the timing of purchases and payment of invoices. Accounts receivable decreased as a result of timing of customer payments. Accrued expenses and other current liabilities increased due to an increase in customer deposits, as described in Note 2 – Revenue Recognition, and warranty costs, partially offset by the payment in the first quarter of fiscal 2022 of variable compensation that was accrued at June 30, 2021.

Net cash used for investing activities was $6.7 million, which included capital expenditures.  Our capital spending was focused on expanding our capacity and maintenance capital.

Net cash used for financing activities was $31.1 million, which included net payments of $19.5 million on long-term debt and funding of the stock repurchase program totaling $11.4 million.

Six Months Ended January 3, 2021 Cash Flow

Net cash provided by operating activities in first quarter 2021 totaled $30.2 million primarily due to net income, an increase in accrued expenses and other current liabilities, and an increase in accounts payable, partially offset by an increase in inventory and accounts receivable.  Accrued expenses and other current liabilities increased due to timing of variable compensation costs and an increase in customer deposits.  Accounts payable and inventory increased as a result of increased production.  Accounts receivable increased as a result of increased sales.

Net cash used for investing activities was $18.9 million, which consisted of capital expenditures, including the purchase of the Merritt Island, Florida manufacturing facility.

Net cash used for financing activities was $15.5 million and related primarily to payments of long-term debt.

Contractual Obligations

In October 2021, we signed a new supplier agreement to purchase marine outboard engines during fiscal 2022.  During the term of the agreement, we committed to purchasing a minimum annual gross dollar value of $27.0 million in engines.  Except for the new purchase agreement and the net repayment of debt of $19.5 million during the six months ended January 2, 2022, there were no material changes to our contractual obligations disclosed in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

Off Balance Sheet Arrangements

The Company did not have any off balance sheet financing arrangements as of January 2, 2022.

Critical Accounting Policies

As of January 2, 2022 there were no significant changes in or changes to the application of our critical accounting policies or estimation procedures from those presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, which was filed with the SEC on September 2, 2021.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of January 2, 2022.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended January 2, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

For a discussion of the Company’s legal proceedings, see Part I – Item 1. – Note 6 Commitments and Contingencies to the Company’s unaudited condensed consolidated financial statements.

ITEM 1A.	RISK FACTORS.

During the six months ended January 2, 2022, there were no material changes to the risk factors disclosed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS.

Stock Repurchase Program

On June 24, 2021, the board of directors of the Company authorized a stock repurchase program that allows for the repurchase of up to $50.0 million of our common stock during the three-year period ending June 24, 2024.  During the first six months of fiscal 2022, we repurchased approximately $11.4 million of our common stock, including approximately $9.9 million during the three months ended January 2, 2022. The remaining authorization under the program was approximately $38.6 million.

During the three months ended January 2, 2022, the Company repurchased the following shares of common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(a)	Total Number of Shares Purchased as part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan (dollars in thousands)
October 4, 2021 - October 31, 2021	15,001	$25.88	15,001	$48,125
November 1, 2021 - November 28, 2021	85,641	28.73	85,641	45,663
November 29, 2021 - January 2, 2022	255,654	27.51	255,654	38,625
Total	356,296	$27.73	356,296	$38,625

(a)	Represents weighted average price paid per share excluding commissions paid.
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of MCBC Holdings, Inc.	10-K	001-37502	3.1	9/18/15
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of MasterCraft Boat Holdings, Inc.	10-Q	001-37502	3.2	11/9/18
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of MasterCraft Boat Holdings, Inc.	8-K	001-37502	3.1	10/25/19
3.4	Fourth Amended and Restated By-laws of MasterCraft Boat Holdings, Inc.	8-K	001-37502	3.2	10/25/19
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASTERCRAFT BOAT HOLDINGS, INC.
(Registrant)

Date:	February 3, 2022	By:	/s/ FREDERICK A. BRIGHTBILL
Frederick A. Brightbill
Chief Executive Officer (Principal Executive Officer) and Chairman of the Board

Date:	February 3, 2022	By:	/s/ TIMOTHY M. OXLEY
Timothy M. Oxley
Chief Financial Officer (Principal Financial and Accounting Officer),
Treasurer and Secretary