Form 10-Q
period 2022-04-03
MasterCraft Boat Holdings, Inc.
filed 2022-05-11
CIK 1638290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 3, 2022

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

As of May 6, 2022, there were 18,044,250 shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding.

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on assumptions that we have made considering our industry experience and our perceptions of historical trends, current conditions, expected future developments and other important factors we believe are appropriate under the circumstances. As you read and consider this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many important factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance anticipated in the forward-looking statements, including but not limited to the following: the potential effects of supply chain disruptions and production inefficiencies as a result of the coronavirus (“COVID-19”) pandemic on the Company, general economic conditions, demand for our products, inflation, changes in consumer preferences, competition within our industry, our reliance on our network of independent dealers, our ability to manage our manufacturing levels and our fixed cost base, the successful introduction of our new products, geopolitical conflicts and the other important factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, filed with the Securities and Exchange Commission (“SEC”) on September 2, 2021 (our “2021 Annual Report”). Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual operating and financial performance may vary in material respects from the performance projected in these forward-looking statements.

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

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	April 3,	April 4,	April 3,	April 4,
	2022	2021	2022	2021
NET SALES	$186,735	$147,854	$490,210	$370,276
COST OF SALES	144,702	110,627	382,857	277,546
GROSS PROFIT	42,033	37,227	107,353	92,730
OPERATING EXPENSES:
Selling and marketing	3,611	3,693	11,288	9,589
General and administrative	9,948	9,984	29,881	27,268
Amortization of other intangible assets	987	987	3,000	2,961
Goodwill impairment	—	—	1,100	—
Total operating expenses	14,546	14,664	45,269	39,818
OPERATING INCOME	27,487	22,563	62,084	52,912
OTHER EXPENSE:
Interest expense	341	755	1,080	2,644
INCOME BEFORE INCOME TAX EXPENSE	27,146	21,808	61,004	50,268
INCOME TAX EXPENSE	6,211	4,240	14,281	10,632
NET INCOME	$20,935	$17,568	$46,723	$39,636

NET INCOME PER SHARE:
Basic	$1.14	$0.93	$2.51	$2.11
Diluted	$1.13	$0.93	$2.49	$2.09
WEIGHTED AVERAGE SHARES USED FOR COMPUTATION OF:
Basic earnings per share	18,295,949	18,817,975	18,622,878	18,799,875
Diluted earnings per share	18,487,346	18,989,629	18,796,867	18,928,288

Notes to Unaudited Condensed Consolidated Financial Statements form an integral part of the condensed consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	April 3,	June 30,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,766	$39,252
Accounts receivable, net of allowance of $262 and $115, respectively	20,898	12,080
Income tax receivable	450	355
Inventories, net (Note 3)	82,353	53,481
Prepaid expenses and other current assets	8,994	5,059
Total current assets	126,461	110,227
Property, plant and equipment, net	64,310	60,495
Goodwill (Note 4)	28,493	29,593
Other intangible assets, net (Note 4)	56,899	59,899
Deferred income taxes	15,133	15,130
Deferred debt issuance costs, net	431	507
Other long-term assets	487	609
Total assets	$292,214	$276,460
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	29,603	23,861
Income tax payable	1,487	726
Accrued expenses and other current liabilities (Note 5)	55,069	46,836
Current portion of long-term debt, net of unamortized debt issuance costs (Note 7)	2,872	2,866
Total current liabilities	89,031	74,289
Long-term debt, net of unamortized debt issuance costs (Note 7)	62,123	90,277
Unrecognized tax positions	5,170	3,830
Other long-term liabilities	202	276
Total liabilities	156,526	168,672
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value per share — authorized, 100,000,000 shares; issued and outstanding, 18,208,788 shares at April 3, 2022 and 18,956,719 shares at June 30, 2021	182	189
Additional paid-in capital	100,114	118,930
Retained earnings / (accumulated deficit)	35,392	(11,331)
Total stockholders' equity	135,688	107,788
Total liabilities and stockholders' equity	$292,214	$276,460

Notes to Unaudited Condensed Consolidated Financial Statements form an integral part of the condensed consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

			Additional	Retained Earnings/
	Common Stock		Paid-in	(Accumulated
	Shares	Amount	Capital	Deficit)	Total
Balance at June 30, 2021	18,956,719	$189	$118,930	$(11,331)	$107,788
Share-based compensation activity	62,865	1	705	—	706
Repurchase and retirement of common stock	(58,379)	(1)	(1,486)	—	(1,487)
Net income	—	—	—	10,386	10,386
Balance at October 3, 2021	18,961,205	189	118,149	(945)	117,393
Share-based compensation activity	5,913	—	1,159	—	1,159
Repurchase and retirement of common stock	(356,296)	(3)	(9,885)	—	(9,888)
Net income	—	—	—	15,402	15,402
Balance at January 2, 2022	18,610,822	186	109,423	14,457	124,066
Share-based compensation activity	(6,086)	—	766	—	766
Repurchase and retirement of common stock	(395,948)	(4)	(10,075)	—	(10,079)
Net income	—	—	—	20,935	20,935
Balance at April 3, 2022	18,208,788	$182	$100,114	$35,392	$135,688

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2020	18,871,637	$189	$116,182	$(67,501)	$48,870
Share-based compensation activity	80,701	—	486	—	486
Net income	—	—	—	9,567	9,567
Balance at October 4, 2020	18,952,338	189	116,668	(57,934)	58,923
Share-based compensation activity	(3,043)	—	577	—	577
Net income	—	—	—	12,501	12,501
Balance at January 3, 2021	18,949,295	189	117,245	(45,433)	72,001
Share-based compensation activity	2,853	—	885	—	885
Net income	—	—	—	17,568	17,568
Balance at April 4, 2021	18,952,148	$189	$118,130	$(27,865)	$90,454

Notes to Unaudited Condensed Consolidated Financial Statements form an integral part of the condensed consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Dollars in thousands)

	Nine Months Ended
	April 3,	April 4,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$46,723	$39,636
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,153	8,547
Share-based compensation	2,876	2,184
Unrecognized tax benefits	1,340	38
Amortization of debt issuance costs	178	469
Goodwill impairment	1,100	—
Changes in certain operating assets and liabilities	(27,389)	1,454
Other, net	321	2,065
Net cash provided by operating activities	35,302	54,393

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(10,839)	(23,779)
Net cash used in investing activities	(10,839)	(23,779)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on revolving credit facility	(38,000)	(32,500)
Borrowings on revolving credit facility	12,000	22,500
Principal payments on long-term debt	(2,250)	(7,065)
Repurchase and retirement of common stock	(21,454)	—
Other, net	(245)	(898)
Net cash used in financing activities	(49,949)	(17,963)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(25,486)	12,651

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	39,252	16,319
CASH AND CASH EQUIVALENTS — END OF PERIOD	$13,766	$28,970
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$874	$2,147
Cash payments for income taxes	13,139	5,170
SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures in accounts payable and accrued expenses	421	157

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements for the year ended June 30, 2021 and, in the opinion of management, reflect all adjustments considered necessary to present fairly the Company’s financial position as of April 3, 2022, its results of operations for the three and nine months ended April 3, 2022 and April 4, 2021, its cash flows for the nine months ended April 3, 2022 and April 4, 2021, and its statements of stockholders’ equity for the three and nine months ended April 3, 2022 and April 4, 2021. All adjustments are of a normal, recurring nature. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the SEC for financial information have been condensed or omitted pursuant to such rules and regulations. The June 30, 2021 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP for complete financial statements. However, management believes that the disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in our 2021 Annual Report on Form 10-K.

Due to the seasonality of the Company’s business, the interim results are not necessarily indicative of the results that may be expected for the remainder of the fiscal year.

There were no significant changes in or changes to the application of the Company’s significant or critical accounting policies or estimation procedures for the three and nine months ended April 3, 2022 as compared with those described in the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2021.

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

	Three Months Ended April 3, 2022
	MasterCraft	Crest	NauticStar	Aviara	Total
Major Product Categories:
Boats and trailers	$116,964	$38,351	$17,275	$10,428	$183,018
Parts	2,742	262	115	—	3,119
Other revenue	250	346	2	—	598
Total	$119,956	$38,959	$17,392	$10,428	$186,735

	Nine Months Ended April 3, 2022
	MasterCraft	Crest	NauticStar	Aviara	Total
Major Product Categories:
Boats and trailers	$309,356	$100,088	$45,511	$24,192	$479,147
Parts	8,625	649	295	—	9,569
Other revenue	763	720	11	—	1,494
Total	$318,744	$101,457	$45,817	$24,192	$490,210

	Three Months Ended April 4, 2021
	MasterCraft	Crest	NauticStar	Aviara	Total
Major Product Categories:
Boats and trailers	$93,771	$29,973	$17,913	$2,424	$144,081
Parts	2,973	274	129	—	3,376
Other revenue	279	115	3	—	397
Total	$97,023	$30,362	$18,045	$2,424	$147,854

	Nine Months Ended April 4, 2021
	MasterCraft	Crest	NauticStar	Aviara	Total
Major Product Categories:
Boats and trailers	$236,138	$68,341	$44,986	$9,445	$358,910
Parts	9,244	803	340	—	10,387
Other revenue	743	226	10	—	979
Total	$246,125	$69,370	$45,336	$9,445	$370,276

Contract Liabilities

As of June 30, 2021, the Company had $1.8 million of contract liabilities associated with customer deposits. During the nine months ended April 3, 2022, all of this amount was recognized as revenue. As of April 3, 2022, total contract liabilities associated with customer deposits were $2.2 million, were reported in Accrued expenses and other current liabilities on the condensed consolidated balance sheet, and substantially all of the amounts are expected to be recognized as revenue during the remainder of the year ending June 30, 2022.

3.	INVENTORIES

Inventories consisted of the following:

	April 3,	June 30,
	2022	2021
Raw materials and supplies	$60,026	$37,089
Work in process	15,818	10,171
Finished goods	9,183	8,362
Obsolescence reserve	(2,674)	(2,141)
Total inventories	$82,353	$53,481

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

The carrying amounts of goodwill attributable to each of the Company’s reportable segments, were as follows:

	MasterCraft	Crest	NauticStar	Aviara	Total
Balance at June 30, 2021
Goodwill	$29,593	$36,238	$36,199	$—	$102,030
Accumulated impairment losses	—	(36,238)	(36,199)	—	(72,437)
Goodwill, net at June 30, 2021	29,593	—	—	—	29,593
Goodwill reallocation	(1,100)	—	—	1,100	—
Impairment	—	—	—	(1,100)	(1,100)
Goodwill, net at April 3, 2022	$28,493	$—	$—	$—	$28,493

During the three and nine months ended April 3, 2022 and April 4, 2021, the Company did not record impairment charges related to its Other intangible assets. Given current period operating losses combined with a history of operating losses and operational inefficiencies, the Company continues to monitor the NauticStar segment’s outlook for sales and operating performance relative to the forecasts of expected future cash flows used in the Company’s previous impairment tests in order to evaluate whether the carrying value of the segment’s intangible assets remain above fair value. Should economic conditions, such as supply chain disruptions, labor challenges, and inflationary pressures, deteriorate in future periods or remain depressed for a prolonged period of time, or operational inefficiencies grow, estimates of future cash flows may not be sufficient to support the carrying value of NauticStar’s intangible assets.

For more information related to the Company’s Other intangible assets and our accounting policies related to determining fair values of our intangible assets and impairment evaluations, see Notes 1 and 6 to the Consolidated Financial Statements in Item 8 of the Form 10-K for the fiscal year ended June 30, 2021.

The following table presents the carrying amount of Other intangible assets, net:

	April 3,			June 30,
	2022			2021
	Gross Amount	Accumulated Amortization / Impairment	Other intangible assets, net	Gross Amount	Accumulated Amortization / Impairment	Other intangible assets, net
Amortized intangible assets
Dealer networks	$39,500	$(16,675)	$22,825	$39,500	$(13,711)	$25,789
Software	245	(171)	74	245	(135)	110
	39,745	(16,846)	22,899	39,745	(13,846)	25,899

Unamortized intangible assets
Trade names	49,000	(15,000)	34,000	49,000	(15,000)	34,000
Total other intangible assets	$88,745	$(31,846)	$56,899	$88,745	$(28,846)	$59,899

Amortization expense related to Other intangible assets, net for both the three and nine months ended April 3, 2022 and April 4, 2021 was $1.0 million and $3.0 million, respectively. Estimated amortization expense for the fiscal year ending June 30, 2022 is $4.0 million.

5.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	April 3,	June 30,
	2022	2021
Warranty	$25,681	$22,329
Dealer incentives	13,227	10,634
Contract liabilities	2,151	1,848
Compensation and related accruals	6,487	6,046
Freight	1,163	778
Self-insurance	1,347	865
Inventory repurchase contingent obligation	1,279	471
Other	3,734	3,865
Total accrued expenses and other current liabilities	$55,069	$46,836

Accrued warranty liability activity was as follows for the nine months ended:

	April 3,	April 4,
	2022	2021
Balance at the beginning of the period	$22,329	$20,004
Provisions	9,435	7,158
Payments made	(7,444)	(6,328)
Aggregate changes for preexisting warranties	1,361	1,135
Balance at the end of the period	$25,681	$21,969

6. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

In October 2021, the Company entered into a new supplier agreement to purchase marine outboard engines during fiscal 2022.  During the term of the agreement, the Company is committed to purchasing a minimum annual gross dollar value of $27.0 million in engines.

Legal Proceedings

The Company is subject to various litigation, claims and proceedings, which have arisen in the ordinary course of business. The Company accrues for litigation, claims and proceedings when a liability is both probable and the amount can be reasonably estimated.

As of April 3, 2022, the Company’s accruals for litigation matters are not material. While these matters are subject to inherent uncertainties, management believes that current litigation, claims and proceedings, individually and in the aggregate, and after considering expected insurance reimbursements, are not likely to have a material adverse impact on the Company’s financial position, results of operations or cash flows.

7.LONG-TERM DEBT

Long-term debt is as follows:

	April 3,	June 30,
	2022	2021
Revolving credit facility	$7,728	$33,728
Term loans	57,750	60,000
Debt issuance costs on term loans	(483)	(585)
Total debt	64,995	93,143
Less current portion of long-term debt	3,000	3,000
Less current portion of debt issuance costs on term loans	(128)	(134)
Long-term debt, net of current portion	$62,123	$90,277

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

The Credit Agreement bears interest, at the Company’s option, at either the prime rate plus an applicable margin ranging from 0.25% to 1.00% or at an adjusted LIBOR rate plus an applicable margin ranging from 1.25% to 2.00%, in each case based on the Company’s net leverage ratio. The Company is also required to pay a commitment fee for any unused portion of the revolving credit facility ranging from 0.15% to 0.30% based on the Company’s net leverage ratio. Effective during the three and nine months ended April 3, 2022, the applicable margin for loans accruing at the prime rate was 0.25% and the applicable margin for loans accruing interest at LIBOR was 1.25%.  As of April 3, 2022, the interest rates on the Company’s term loan and revolving credit facility were 1.75% and 3.75%, respectively.

The Credit Agreement will mature and all remaining amounts outstanding thereunder will be due and payable on June 28, 2026. As of April 3, 2022, the Company was in compliance with its financial covenants under the Credit Agreement.

Revolving Credit Facility

As of April 3, 2022, the Company had $7.7 million of borrowings outstanding on its Revolving Credit Facility and had remaining availability of $92.3 million.  Subsequent to April 3, 2022, the Company repaid all outstanding borrowings and availability under the Revolving Credit Facility was $100.0 million.

8.	INCOME TAXES

The Company’s consolidated interim effective tax rate is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items. The differences between the Company’s effective tax rates and the statutory federal tax rate of 21.0% primarily relate to the inclusion of the state tax rate in the overall effective rate, the benefit of federal and state credits, and a permanent benefit associated with the foreign derived intangible income deduction, partially offset by a permanent add-back for Section 162(m) limitations. During the three months ended April 3, 2022 and April 4, 2021, the Company’s effective tax rate was 22.9% and 19.4%, respectively.  During the nine months ended April 3, 2022 and April 4, 2021, the Company’s effective tax rate was 23.4% and 21.2%, respectively. The Company’s effective tax rate for the three and nine months ended April 3, 2022 is higher compared to the effective tax rate for the three and nine months ended April 4, 2021, primarily due to an increase in the tax impact of uncertain state tax positions and the increase in the effective state tax rate.

9.	SHARE-BASED COMPENSATION

The following table presents the components of share-based compensation expense by award type.

	Three Months Ended		Nine Months Ended
	April 3,	April 4,	April 3,	April 4,
	2022	2021	2022	2021
Restricted stock awards	$417	$377	$1,402	$1,182
Performance stock units	355	525	1,474	1,003
Share-based compensation expense	$772	$902	$2,876	$2,185

Restricted Stock Awards

During the nine months ended April 3, 2022, the Company granted 74,961 restricted stock awards (“RSAs”) to the Company’s non-executive directors, officers and certain other key employees. Generally, the shares of restricted stock granted during the nine months ended April 3, 2022, vest pro-rata over three years for officers and certain other key employees and over one year for non-executive directors. The Company determined the fair value of the shares awarded by using the close price of our common stock as of the date of grant. The weighted average grant date fair value of RSAs granted in the nine months ended April 3, 2022, was $26.14 per share.

The following table summarizes the status of nonvested RSAs as of April 3, 2022, and changes during the nine months then ended.

		Average
	Nonvested	Grant-Date
	Restricted	Fair Value
	Shares	(per share)
Nonvested at June 30, 2021	118,193	$19.42
Granted	74,961	26.14
Vested	(58,803)	19.24
Forfeited	(8,534)	24.65
Nonvested at April 3, 2022	125,817	23.16

As of April 3, 2022, there was $1.7 million of total unrecognized compensation expense related to nonvested RSAs.  The Company expects this expense to be recognized over a weighted average period of 1.7 years.

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

The following table summarizes the status of nonvested PSUs as of April 3, 2022, and changes during the nine months then ended.

		Average
	Nonvested	Grant-Date
	Performance	Fair Value
	Stock Units	(per share)
Nonvested at June 30, 2021	160,285	$21.03
Granted	53,842	28.73
Forfeited	(9,077)	26.71
Nonvested at April 3, 2022	205,050	22.80

As of April 3, 2022, there was $2.3 million of total unrecognized compensation expense related to nonvested PSUs.  The Company expects this expense to be recognized over a weighted average period of 1.7 years.

10.	EARNINGS PER SHARE AND COMMON STOCK

The following table sets forth the computation of the Company’s net income per share:

	Three Months Ended		Nine Months Ended
	April 3,	April 4,	April 3,	April 4,
	2022	2021	2022	2021
Net income	$20,935	$17,568	$46,723	$39,636

Weighted average shares — basic	18,295,949	18,817,975	18,622,878	18,799,875
Dilutive effect of assumed exercises of stock options	9,044	16,133	12,093	14,728
Dilutive effect of assumed restricted share awards/units	182,353	155,521	161,896	113,685
Weighted average outstanding shares — diluted	18,487,346	18,989,629	18,796,867	18,928,288
Basic net income per share	$1.14	$0.93	$2.51	$2.11
Diluted net income per share	$1.13	$0.93	$2.49	$2.09

For the three and nine months ended April 3, 2022 and April 4, 2021, an immaterial number of shares were excluded from the computation of diluted earnings per share as the effect would have been anti-dilutive.

Stock Repurchase Program

On June 24, 2021, the board of directors of the Company authorized a stock repurchase program that allows for the repurchase of up to $50.0 million of the Company’s common stock during the three-year period ending June 24, 2024. During the three months ended April 3, 2022, the Company repurchased 395,948 shares of common stock for $10.1 million in cash, including related fees and expenses.  During the nine months ended April 3, 2022, the Company repurchased 810,623 shares of common stock for $21.5 million in cash, including related fees and expenses.  As of April 3, 2022, $28.5 million remained available under the program.

11.SEGMENT INFORMATION

Change in Reportable Segments

Beginning with the first quarter of fiscal 2022 and as discussed in Note 1, our CODM began to manage our business, allocate resources, and evaluate performance based on the reportable segments of MasterCraft, Crest, NauticStar, and Aviara.

Reportable Segments

Operating segments are identified as components of an enterprise about which discrete financial information is available for evaluation by the CODM in making decisions on how to allocate resources and assess performance. For the three and nine months ended April 3, 2022, the Company’s CODM regularly assessed the operating performance of the Company’s boat brands under four operating and reportable segments:

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

Selected financial information for the Company’s reportable segments was as follows:

	For the Three Months Ended April 3, 2022
	MasterCraft	Crest	NauticStar	Aviara	Consolidated
Net sales	$119,956	$38,959	$17,392	$10,428	$186,735
Operating income (loss)	28,051	5,568	(4,117)	(2,015)	27,487
Depreciation and amortization	1,248	657	1,052	602	3,559
Purchases of property, plant and equipment	1,434	1,146	1,047	496	4,123

	For the Nine Months Ended April 3, 2022
	MasterCraft	Crest	NauticStar	Aviara	Consolidated
Net sales	$318,744	$101,457	$45,817	$24,192	$490,210
Operating income (loss)	65,533	14,004	(9,519)	(7,934)	62,084
Depreciation and amortization	3,762	1,998	2,824	1,569	10,153
Goodwill impairment	—	—	—	1,100	1,100
Purchases of property, plant and equipment	4,966	2,190	2,818	865	10,839

	For the Three Months Ended April 4, 2021
	MasterCraft	Crest	NauticStar	Aviara	Consolidated
Net sales	$97,023	$30,362	$18,045	$2,424	$147,854
Operating income (loss)	20,813	4,150	331	(2,731)	22,563
Depreciation and amortization	1,089	626	817	416	2,948
Purchases of property, plant and equipment	1,109	320	958	2,489	4,876

	For the Nine Months Ended April 4, 2021
	MasterCraft	Crest	NauticStar	Aviara	Consolidated
Net sales	$246,125	$69,370	$45,336	$9,445	$370,276
Operating income (loss)	51,840	8,462	(1,614)	(5,776)	52,912
Depreciation and amortization	3,299	1,874	2,433	941	8,547
Purchases of property, plant and equipment	3,807	344	1,717	17,911	23,779

The following table presents total assets for the Company’s reportable segments.

	April 3, 2022	June 30, 2021
Assets:
MasterCraft	$154,078	$158,610
Crest	47,527	42,204
NauticStar	56,012	44,181
Aviara	34,597	31,465
Total assets	$292,214	$276,460

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

Overview

Dealer inventory levels remain low compared to pre-pandemic levels, which has sustained the increased wholesale demand for our product. Year over year, we have increased production rates to address wholesale demand, yet supply chain and labor challenges have disrupted our efforts to replenish dealer inventory levels.  Furthermore, these challenges, coupled with inflationary pressures, have increased costs and reduced our margins.  To mitigate the impact of these challenges on our business, we have increased raw material safety stock, pursued alternative sourcing, altered business processes, and phased in additional mid-cycle price increases. However, the full extent of the impact on our business, operations, and financial results will depend on evolving factors that we cannot predict. See Part I. Item 1A. Risk Factors set forth in our 2021 Annual Report on Form 10-K.

Macroeconomic Events

We are actively monitoring the impact of changing macroeconomic conditions on our business, including geopolitical events, disrupted global supply chains, and inflation.  The impact of these factors has affected many manufacturers across various industries including ours. Supply chain challenges continue to evolve, driven by increased demand, labor shortages, logistical constraints, and rising prices to our suppliers, creating inefficiencies and shipping delays.  Rapidly increasing material and overhead costs are outpacing price increases as we try to mitigate the impact.   Furthermore, the uncertainty associated with the COVID-19 pandemic remains, which we continue to actively monitor in terms of its potential impact on our results of operations.  The extent to which our operations will be impacted by COVID-19 will largely depend on future developments, which are highly uncertain and cannot be accurately predicted.

Results of Operations

Consolidated Results

The table below presents our consolidated results of operations for the three and nine months ended:

	Three Months Ended		2022 vs. 2021		Nine Months Ended		2022 vs. 2021
	April 3,	April 4,		%	April 3,	April 4,		%
	2022	2021	Change	Change	2022	2021	Change	Change

Consolidated statements of operations:
NET SALES	$186,735	$147,854	$38,881	26.3%	$490,210	$370,276	$119,934	32.4%
COST OF SALES	144,702	110,627	34,075	30.8%	382,857	277,546	105,311	37.9%
GROSS PROFIT	42,033	37,227	4,806	12.9%	107,353	92,730	14,623	15.8%
OPERATING EXPENSES:
Selling and marketing	3,611	3,693	(82)	(2.2%)	11,288	9,589	1,699	17.7%
General and administrative	9,948	9,984	(36)	(0.4%)	29,881	27,268	2,613	9.6%
Amortization of other intangible assets	987	987	—	0.0%	3,000	2,961	39	1.3%
Goodwill impairment	—	—	—	—	1,100	—	1,100	—
Total operating expenses	14,546	14,664	(118)	(0.8%)	45,269	39,818	5,451	13.7%
OPERATING INCOME	27,487	22,563	4,924	21.8%	62,084	52,912	9,172	17.3%
OTHER EXPENSE:
Interest expense	341	755	(414)	(54.8%)	1,080	2,644	(1,564)	(59.2%)
INCOME BEFORE INCOME TAX EXPENSE	27,146	21,808	5,338	24.5%	61,004	50,268	10,736	21.4%
INCOME TAX EXPENSE	6,211	4,240	1,971	46.5%	14,281	10,632	3,649	34.3%
NET INCOME	$20,935	$17,568	$3,367	19.2%	$46,723	$39,636	$7,087	17.9%
Additional financial and other data:
Unit sales volume:
MasterCraft	900	933	(33)	(3.5%)	2,569	2,346	223	9.5%
Crest	855	731	124	17.0%	2,261	1,759	502	28.5%
NauticStar	348	426	(78)	(18.3%)	949	1,067	(118)	(11.1%)
Aviara	29	8	21	262.5%	71	32	39	121.9%
Consolidated unit sales volume	2,132	2,098	34	1.6%	5,850	5,204	646	12.4%
Net sales:
MasterCraft	$119,956	$97,023	$22,933	23.6%	$318,744	$246,125	$72,619	29.5%
Crest	38,959	30,362	8,597	28.3%	101,457	69,370	32,087	46.3%
NauticStar	17,392	18,045	(653)	(3.6%)	45,817	45,336	481	1.1%
Aviara	10,428	2,424	8,004	330.2%	24,192	9,445	14,747	156.1%
Consolidated net sales	$186,735	$147,854	$38,881	26.3%	$490,210	$370,276	$119,934	32.4%
Net sales per unit:
MasterCraft	$133	$104	$29	27.9%	$124	$105	$19	18.1%
Crest	46	42	4	9.5%	45	39	6	15.4%
NauticStar	50	42	8	19.0%	48	42	6	14.3%
Aviara	360	303	57	18.8%	341	295	46	15.6%
Consolidated net sales per unit	88	70	18	25.7%	84	71	13	18.3%
Gross margin	22.5%	25.2%	(270) bps		21.9%	25.0%	(310) bps

Net sales increased 26.3 percent and 32.4 percent during the third quarter and first nine months of fiscal 2022, respectively, when compared with the same prior year periods. Net sales benefited from increased sales volume as our dealers continue to restock their inventories. Higher prices, favorable model mix, and higher option sales were also favorable compared to the prior period.  Refer to the MasterCraft, Crest, NauticStar, and Aviara segments for further details on the drivers of net sales changes.

Gross margin percentage declined 270 basis points and 310 basis points during the third quarter and first nine months of fiscal 2022, respectively, compared to the same prior year periods. Lower margins were the result of supply chain disruptions and inflationary pressures that drove material and overhead costs higher and were most pronounced at the NauticStar segment.  Though we implemented mitigating procedures and phased in mid-cycle price increases to offset these headwinds, supply chain disruptions and inflationary pressures continued to impact our margins.

Operating expenses were flat during the third quarter and increased 13.7 percent during the first nine months of fiscal 2022 when compared to the same prior year periods. Despite our increased costs during the first nine months, selling, general, and administrative expenses as a percentage of sales have decreased when compared to the same prior-year period.  Selling and marketing expense increased due to timing of prior-year expenses being impacted by the COVID-19 pandemic, resulting in lower costs for the first nine months of fiscal 2021. General and administrative expenses increased during the first nine months as a result of continued investments in information technology.  Additionally, an impairment charge related to the allocated goodwill associated with the Aviara segment was recorded in the first quarter of fiscal 2022, as discussed in Note 4 to the Unaudited Condensed Consolidated Financial Statements.

Interest expense decreased due to lower effective interest rates and lower average outstanding debt balances during the current year periods compared to the prior year periods.

Segment Results

As discussed in Note 1 to our Unaudited Condensed Consolidated Financial Statements and beginning with the first quarter of fiscal 2022, our CODM began to manage our business, allocate resources, and evaluate performance based on the reportable segments of MasterCraft, Crest, NauticStar, and Aviara.

MasterCraft Segment

The following table sets forth MasterCraft segment results for the three and nine months ended:

	Three Months Ended		2022 vs. 2021		Nine Months Ended		2022 vs. 2021
	April 3,	April 4,		%	April 3,	April 4,		%
	2022	2021	Change	Change	2022	2021	Change	Change
Net sales	$119,956	$97,023	$22,933	23.6%	$318,744	$246,125	$72,619	29.5%
Operating income	28,051	20,813	7,238	34.8%	65,533	51,840	13,693	26.4%
Purchases of property, plant and equipment	1,434	1,109	325	29.3%	4,966	3,807	1,159	30.4%

Unit sales volume	900	933	(33)	(3.5%)	2,569	2,346	223	9.5%
Net sales per unit	$133	$104	$29	27.9%	$124	$105	$19	18.1%

Net sales increased 23.6 percent and 29.5 percent during the third quarter and first nine months of fiscal 2022, respectively, when compared with the same prior year periods.  The increase was primarily driven by favorable model mix, higher prices, and higher option sales.  For the third quarter, the increase was partially offset by decreased sales volumes.  Lower sales volume for the quarter was driven by supply chain disruptions and absenteeism due to COVID-19, which created inefficiencies and shipping delays.  In contrast to the third quarter, the first nine months benefited from increased sales volumes.

Operating income increased $7.2 million and $13.7 million during the third quarter and first nine months of fiscal 2022, respectively, when compared to the same prior year periods. The increase was driven by higher net sales, offset by inflationary pressures and production inefficiencies from supply chain disruptions and labor challenges.  Additionally, for the first nine months of fiscal 2022, Selling and marketing expense increased due to timing of prior-year expenses being impacted by the COVID-19 pandemic, resulting in lower costs for the first nine months of fiscal 2021. Also, General and administrative expenses increased as a result of continued investments in product development and information technology.

Crest Segment

The following table sets forth Crest segment results for the three and nine months ended:

	Three Months Ended		2022 vs. 2021		Nine Months Ended		2022 vs. 2021
	April 3,	April 4,		%	April 3,	April 4,		%
	2022	2021	Change	Change	2022	2021	Change	Change
Net sales	$38,959	$30,362	$8,597	28.3%	$101,457	$69,370	$32,087	46.3%
Operating income	5,568	4,150	1,418	34.2%	14,004	8,462	5,542	65.5%
Purchases of property, plant and equipment	1,146	320	826	258.1%	2,190	344	1,846	536.6%

Unit sales volume	855	731	124	17.0%	2,261	1,759	502	28.5%
Net sales per unit	$46	$42	$4	9.5%	$45	$39	$6	15.4%

Net sales increased $8.6 million and $32.1 million during the third quarter and first nine months of fiscal 2022, respectively, when compared to the same prior year periods, as a result of higher sales volumes and higher prices.

Operating income for the third quarter and first nine months of fiscal 2022 increased 34.2 percent and 65.5 percent, respectively, when compared to the same prior year periods. The increase is primarily the result of higher net sales, partially offset by higher costs from inflationary pressures.

Purchases of property, plant, and equipment increased $0.8 million and $1.8 million for the third quarter and first nine months of fiscal 2022, respectively, when compared to the same prior year periods due to investments in manufacturing capacity expansion and maintenance capital.

NauticStar Segment

The following table sets forth NauticStar segment results for the three and nine months ended:

	Three Months Ended		2022 vs. 2021		Nine Months Ended		2022 vs. 2021
	April 3,	April 4,		%	April 3,	April 4,		%
	2022	2021	Change	Change	2022	2021	Change	Change
Net sales	$17,392	$18,045	$(653)	(3.6%)	$45,817	$45,336	$481	1.1%
Operating (loss) / income	(4,117)	331	(4,448)	(1343.8%)	(9,519)	(1,614)	(7,905)	489.8%
Purchases of property, plant and equipment	1,047	958	89	9.3%	2,818	1,717	1,101	64.1%

Unit sales volume	348	426	(78)	(18.3%)	949	1,067	(118)	(11.1%)
Net sales per unit	$50	$42	$8	19.0%	$48	$42	$6	14.3%

Net sales decreased $0.7 million for the third quarter of fiscal 2022 when compared to the same prior-year period.  The benefits of higher prices and favorable model mix did not overcome the decreased sales volume during the third quarter.  Lower sales volume was driven by supply chain disruptions and production inefficiencies, which created shipping delays.  Net sales increased $0.5 million for the first nine months of fiscal 2022, due to higher prices, favorable model mix, and higher option sales, partially offset by decreased sales volumes.

Operating loss was $4.1 million and $9.5 million for the third quarter and first nine months of fiscal 2022, respectively.  Supply chain disruptions, labor challenges, and higher costs from inflationary pressures, offset benefits from higher sales prices.  Additionally, for the third quarter of fiscal 2022, $0.2 million in expense was recognized for third-party consulting fees in an effort to improve operational efficiency and increase throughput at the NauticStar segment.

Aviara Segment

The following table sets forth Aviara segment results for the three and nine months ended:

	Three Months Ended		2022 vs. 2021		Nine Months Ended		2022 vs. 2021
	April 3,	April 4,		%	April 3,	April 4,		%
	2022	2021	Change	Change	2022	2021	Change	Change
Net sales	$10,428	$2,424	$8,004	330.2%	$24,192	$9,445	$14,747	156.1%
Operating loss	(2,015)	(2,731)	716	(26.2%)	(7,934)	(5,776)	(2,158)	37.4%
Goodwill impairment	—	—	—	—	1,100	—	1,100	—
Purchases of property, plant and equipment	496	2,489	(1,993)	(80.1%)	865	17,911	(17,046)	(95.2%)

Unit sales volume	29	8	21	262.5%	71	32	39	121.9%
Net sales per unit	$360	$303	$57	18.8%	$341	$295	$46	15.6%

Net sales increased $8.0 million and $14.7 million during the third quarter and first nine months of fiscal 2022, respectively, when compared to the same prior year periods, due to an increase in sales volume, favorable model mix, and higher prices.

During fiscal 2022, all Aviara boats were manufactured in our 140,000 square foot Merritt Island, Florida facility, which we purchased in October 2020. During the first six months of 2021, the production of Aviara boats at our MasterCraft facility in Vonore, Tennessee, was winding down and transitioning to the Merritt Island facility. As a result of this transition, overhead costs attributable to Aviara increased significantly which created a dilutive near-term impact on Aviara’s margins and profitability.

Operating loss decreased $0.7 million for the third quarter of fiscal 2022 as a result of increased production, partially offset by inflationary pressures when compared to the third quarter of fiscal 2021. Operating loss increased $2.2 million for the first nine months of fiscal 2022, compared to the same prior-year period due to inflation, ramp up related inefficiencies at the Merritt Island facility, including higher overhead costs associated with the new facility, and a goodwill impairment charge recorded during the first quarter of fiscal 2022. See Note 4 in Notes to Unaudited Condensed Consolidated Financial Statements for more information on the impairment charge.

Non-GAAP Measures

EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin

We define EBITDA as earnings before interest expense, income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA further adjusted to eliminate certain non-cash charges or other items that we do not consider to be indicative of our core and/or ongoing operations. For the periods presented herein, these adjustments include operational improvement initiative costs, Aviara transition costs, and certain non-cash items including goodwill impairment and share-based compensation. We define Adjusted EBITDA margin as Adjusted EBITDA expressed as a percentage of Net sales.

Adjusted Net Income and Adjusted Net Income Per Share

We define Adjusted Net Income and Adjusted Net Income per share as net income adjusted to eliminate certain non-cash charges or other items that we do not consider to be indicative of our core and/or ongoing operations and reflecting income tax expense on adjusted net income before income taxes at our estimated annual effective tax rate. For the periods presented herein, these adjustments include operational improvement initiative costs, Aviara transition costs, and certain non-cash items including goodwill impairment, other intangible asset amortization, and share-based compensation.

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

The following table presents a reconciliation of net income as determined in accordance with U.S. GAAP to EBITDA, and Adjusted EBITDA, and net income margin (expressed as a percentage of net sales) to Adjusted EBITDA Margin (expressed as a percentage of net sales) for the periods indicated:

	Three Months Ended				Nine Months Ended
	April 3,	% of Net	April 4,	% of Net	April 3,	% of Net	April 4,	% of Net
	2022	sales	2021	sales	2022	sales	2021	sales
Net income	$20,935	11.2%	$17,568	11.9%	$46,723	9.5%	$39,636	10.7%
Income tax expense	6,211		4,240		14,281		10,632
Interest expense	341		755		1,080		2,644
Depreciation and amortization	3,559		2,948		10,153		8,547
EBITDA	31,046	16.6%	25,511	17.3%	72,237	14.7%	61,459	16.6%
Share-based compensation	772		902		2,876		2,185
Operational improvement initiative(a)	232		—		232		—
Goodwill impairment(b)	—		—		1,100		—
Aviara transition costs(c)	—		1,125		—		2,149
Adjusted EBITDA	$32,050	17.2%	$27,538	18.6%	$76,445	15.6%	$65,793	17.8%
(a)	Represents third-party consulting fees associated with the operational improvement initiative at our NauticStar segment.
(b)	Represents a non-cash charge recorded in the Aviara segment for impairment of goodwill. See Note 4 for more information on the goodwill impairment charge.
(c)

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

The following table presents a reconciliation of net income as determined in accordance with U.S. GAAP to Adjusted Net Income for the periods indicated:

	Three Months Ended		Nine Months Ended
	April 3,	April 4,	April 3,	April 4,
	2022	2021	2022	2021
	(Dollars in thousands, except per share data)
Net income	$20,935	$17,568	$46,723	$39,636
Income tax expense	6,211	4,240	14,281	10,632
Amortization of acquisition intangibles	960	960	2,920	2,882
Share-based compensation	772	902	2,876	2,185
Operational improvement initiative(a)	232	—	232	—
Goodwill impairment(b)	—	—	1,100	—
Aviara transition costs(c)	—	1,125	—	2,149
Adjusted Net Income before income taxes	29,110	24,795	68,132	57,484
Adjusted income tax expense(d)	6,695	5,703	15,670	13,221
Adjusted Net Income	$22,415	$19,092	$52,462	$44,263

Adjusted Net Income per share:
Basic	$1.23	$1.01	$2.82	$2.35
Diluted	$1.21	$1.01	$2.79	$2.34
Weighted average shares used for the computation of(e):
Basic Adjusted Net Income per share	18,295,949	18,817,975	18,622,878	18,799,875
Diluted Adjusted Net Income per share	18,487,346	18,989,629	18,796,867	18,928,288
(a)	Represents third-party consulting fees associated with the operational improvement initiative at our NauticStar segment.
(b)	Represents a non-cash charge recorded in the Aviara segment for impairment of goodwill. See Note 4 for more information on the goodwill impairment charge.
(c)

Represents costs to transition production of the Aviara brand from Vonore, Tennessee to Merritt Island, Florida.  Costs include duplicative overhead costs and costs not indicative of ongoing operations (such as training and facility preparation).

(d)	Reflects income tax expense at an income tax rate of 23.0% for each period presented.

(e)

Represents the Weighted Average Shares used for the computation of Basic and Diluted earnings per share as presented on the Consolidated Statements of Operations to calculate Adjusted Net Income per diluted share for all periods presented herein.

The following table presents the reconciliation of net income per diluted share to Adjusted Net Income per diluted share for the periods presented:

	Three Months Ended		Nine Months Ended
	April 3,	April 4,	April 3,	April 4,
	2022	2021	2022	2021
Net income per diluted share	$1.13	$0.93	$2.49	$2.09
Impact of adjustments:
Income tax expense	0.34	0.22	0.76	0.57
Amortization of acquisition intangibles	0.05	0.05	0.16	0.15
Share-based compensation	0.04	0.05	0.15	0.12
Operational improvement initiative(a)	0.01	—	0.01	—
Goodwill impairment(b)	—	—	0.06	—
Aviara transition costs(c)	—	0.06	—	0.11
Adjusted Net Income per diluted share before income taxes	$1.57	$1.31	$3.63	$3.04
Impact of adjusted income tax expense on net income per diluted share before income taxes(d)	(0.36)	(0.30)	(0.84)	(0.70)
Adjusted Net Income per diluted share	$1.21	$1.01	$2.79	$2.34
(a)	Represents third-party consulting fees associated with the operational improvement initiative at our NauticStar segment.
(b)	Represents a non-cash charge recorded in the Aviara segment for impairment of goodwill. See Note 4 for more information on the goodwill impairment charge.
(c)

Represents costs to transition production of the Aviara brand from Vonore, Tennessee to Merritt Island, Florida.  Costs include duplicative overhead costs and costs not indicative of ongoing operations (such as training and facility preparation).

(d)	Reflects income tax expense at an income tax rate of 23.0% for each period presented.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance working capital, fund capital expenditures, service our debt, and fund our stock repurchase program. Our principal sources of liquidity are our cash balance, cash generated from operating activities, our revolving credit agreement and the refinancing and/or new issuance of long-term debt.

Cash and cash equivalents totaled $13.8 million as of April 3, 2022, a decrease of $25.5 million from $39.3 million as of June 30, 2021. Total debt as of April 3, 2022 and June 30, 2021 was $65.0 million and $93.1 million, respectively.

Our working capital was impacted by the $28.9 million increase in inventory during the first nine months of fiscal 2022 mainly due to an increase in raw materials to support higher production volumes and to increase safety stock to manage supply chain risk. Work in process has increased due to supply chain disruptions.

As of April 3, 2022, we had $7.7 million outstanding under the Revolving Credit Facility, leaving $92.3 million of available borrowing capacity.  Refer to Note 7 — Long Term Debt in the Notes to Unaudited Condensed Consolidated Financial Statements for further details.

On June 24, 2021, the board of directors of the Company authorized a stock repurchase program that allows for the repurchase of up to $50.0 million of our common stock during the three-year period ending June 24, 2024. During the nine months ending April 3, 2022, the Company repurchased 810,623 shares of common stock for $21.5 million in cash, including related fees and expenses.

We are continuing to monitor the impact of supply chain disruptions, production inefficiencies, and inflationary pressures on our business. However, we believe our cash balance, cash from operations, and our ability to borrow will be sufficient to provide for our liquidity and capital resource needs, including authorized stock repurchases.

The following table summarizes our cash flows from operating, investing, and financing activities:

	Nine Months Ended
	April 3,	April 4,
	2022	2021
	(Dollars in thousands)
Total cash provided by (used in):
Operating activities	$35,302	$54,393
Investing activities	(10,839)	(23,779)
Financing activities	(49,949)	(17,963)
Net change in cash	$(25,486)	$12,651

Nine Months Ended April 3, 2022 Cash Flow

Net cash provided by operating activities for the nine months ended April 3, 2022 totaled $35.3 million versus $54.4 million compared to the same prior-year period.  The decrease is primarily due to working capital usage, partially offset by higher net earnings during fiscal 2022.  Working capital usage primarily consisted of an increase in inventory, accounts receivable, and prepaid expenses and other current assets. Partially offsetting the working capital usage was an increase in accounts payable and accrued expenses and other current liabilities.  As discussed above, inventory increased $28.9 million for first nine months of 2022.  Accounts receivable increased as a result of timing of shipments.  Prepaid expenses and other current assets increased due to higher general insurance premiums.  Accounts payable increased as a result of increased production levels. Accrued expenses and other current liabilities increased due to an increase in warranty costs and dealer incentives.

Net cash used for investing activities was $10.8 million, which included capital expenditures.  Our capital spending was focused on expanding our capacity and maintenance capital.

Net cash used for financing activities was $49.9 million, which included net payments of $28.3 million on long-term debt and stock repurchases totaling $21.5 million.

Nine Months Ended April 4, 2021 Cash Flow

Net cash provided by operating activities for the nine months ended April 4, 2021 totaled $54.4 million primarily due to net income net of non-cash expense items, an increase in accounts payable and accrued expenses and other current liabilities, and a decrease in income tax receivable, partially offset by an increase in inventory, accounts receivable, and prepaid expenses and other current assets.  Accounts payable and inventory increased as a result of increased production.  Accrued expenses and other current liabilities increased due to timing of variable compensation costs, increased warranty, dealer incentive, and transportation costs, and an increase in customer deposits.  Income tax receivable decreased due to a receipt of a tax refund associated with fiscal 2020.  Accounts receivable increased as a result of increased sales.  Prepaid expenses and other current assets increased due to payment of annual insurance premiums during the third quarter of fiscal 2021.

Net cash used for investing activities was $23.8 million, which consisted of capital expenditures, including the purchase of the Merritt Island, Florida manufacturing facility.

Net cash used for financing activities was $18.0 million and related primarily to net payments of long-term debt.

Contractual Obligations

In October 2021, we entered into a new supplier agreement to purchase marine outboard engines during fiscal 2022.  During the term of the agreement, we committed to purchasing a minimum annual gross dollar value of $27.0 million in engines.  Except for the new purchase agreement and the net repayment of debt of $28.3 million during the nine months ended April 3, 2022, there were no material changes to our contractual obligations disclosed in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

Off Balance Sheet Arrangements

The Company did not have any off balance sheet financing arrangements as of April 3, 2022.

Critical Accounting Policies

Except as noted below, as of April 3, 2022 there were no significant changes in or changes to the application of our critical accounting policies or estimation procedures from those presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, which was filed with the SEC on September 2, 2021.

Other Intangible Assets

During the three and nine months ended April 3, 2022 and April 4, 2021, the Company did not record impairment charges related to its Other intangible assets. Given current period operating losses combined with a history of operating losses and operational inefficiencies, the Company continues to monitor the NauticStar segment’s outlook for sales and operating performance relative to the forecasts of expected future cash flows used in the Company’s previous impairment tests in order to evaluate whether the carrying value of the segment’s intangible assets remain above fair value. Should economic conditions, such as supply chain disruptions, labor challenges, and inflationary pressures, deteriorate in future periods or remain depressed for a prolonged period of time, or operational inefficiencies grow, estimates of future cash flows may not be sufficient to support the carrying value of NauticStar’s intangible assets.  See Note 4 in the Notes to Unaudited Condensed Consolidated Financial Statements for further details.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of April 3, 2022.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended April 3, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

For a discussion of the Company’s legal proceedings, see Part I – Item 1. – Note 6 Commitments and Contingencies to the Company’s unaudited condensed consolidated financial statements.

ITEM 1A.	RISK FACTORS.

During the nine months ended April 3, 2022, there were no material changes to the risk factors disclosed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS.

Stock Repurchase Program

On June 24, 2021, the board of directors of the Company authorized a stock repurchase program that allows for the repurchase of up to $50.0 million of our common stock during the three-year period ending June 24, 2024.  During the first nine months of fiscal 2022, we repurchased approximately $21.5 million of our common stock, including approximately $10.1 million during the three months ended April 3, 2022. The remaining authorization under the program was approximately $28.5 million.

During the three months ended April 3, 2022, the Company repurchased the following shares of common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(a)	Total Number of Shares Purchased as part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan (dollars in thousands)
January 3, 2022 - January 30, 2022	153,787	$24.19	153,787	$34,902
January 31, 2022 - February 27, 2022	42,687	27.09	42,687	33,745
February 28, 2022 - April 3, 2022	199,474	26.04	199,474	28,546
Total	395,948	25.43	395,948	28,546

(a)	Represents weighted average price paid per share excluding commissions paid.
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of MCBC Holdings, Inc.	10-K	001-37502	3.1	9/18/15
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of MasterCraft Boat Holdings, Inc.	10-Q	001-37502	3.2	11/9/18
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of MasterCraft Boat Holdings, Inc.	8-K	001-37502	3.1	10/25/19
3.4	Fourth Amended and Restated By-laws of MasterCraft Boat Holdings, Inc.	8-K	001-37502	3.2	10/25/19
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASTERCRAFT BOAT HOLDINGS, INC.
(Registrant)

Date:	May 11, 2022	By:	/s/ FREDERICK A. BRIGHTBILL
Frederick A. Brightbill
Chief Executive Officer (Principal Executive Officer) and Chairman of the Board

Date:	May 11, 2022	By:	/s/ TIMOTHY M. OXLEY
Timothy M. Oxley
Chief Financial Officer (Principal Financial and Accounting Officer),
Treasurer and Secretary