Form 10-K
period 2022-06-30
MasterCraft Boat Holdings, Inc.
filed 2022-09-09
CIK 1638290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2022

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

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter, which ended January 2, 2022 and based on the closing sale price as reported on the NASDAQ Global Select Market system, was approximately $515,800,000. As of September 1, 2022, there were 18,151,436 shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2022 annual meeting of stockholders, which will be filed no later than 120 days after the close of the registrant’s fiscal year ended June 30, 2022, are incorporated by reference into Part III of this report.

MASTERCRAFT BOAT HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2022

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

BASIS OF PRESENTATION

Our fiscal year begins on July 1 and ends on June 30 with the interim quarterly reporting periods consisting of thirteen weeks. Therefore, the quarter end will not always coincide with the date of the end of the calendar month. We refer to our fiscal years based on the calendar-year in which they end. Accordingly, references to fiscal 2022, fiscal 2021 and fiscal 2020 represent our financial results for the fiscal years ended June 30, 2022, June 30, 2021 and June 30, 2020, respectively. For ease of reference, we identify our fiscal years in this Form 10-K by reference to the period from July 1 to June 30 of the year in which the fiscal year ends. For example, “fiscal 2022” refers to our fiscal year ended June 30, 2022.

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

PART I

ITEM 1. BUSINESS

We are a leading designer, manufacturer, and marketer of recreational powerboats sold under a diversified portfolio of four brands, MasterCraft, Crest, NauticStar, and Aviara.

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

Our Segments

MasterCraft Segment

Our MasterCraft segment consists of our MasterCraft brand, which manufactures premium ski/wake boats. The MasterCraft brand was founded in 1968 and evolved over the next 50-plus years to become the most award-winning ski/wake boat manufacturer in the world. Today, MasterCraft participates in the fastest growing category within the powerboat industry by producing the industry’s premier competitive water ski, wakeboarding, and wake surfing performance boats. We believe the MasterCraft brand is known among boating enthusiasts for high performance, premier quality, and relentless innovation. We believe that the market recognizes MasterCraft as a premier brand in the powerboat industry due to the overall superior value proposition that our boats deliver to consumers. We work tirelessly every day to maintain this iconic brand reputation.

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

On August 9, 2022, we announced the Board of Directors was evaluating strategic alternatives for our NauticStar business, including a wide range of available alternatives to maximize shareholder value, with the intention of exiting the NauticStar business.

On September 2, 2022, we sold the NauticStar business. Pursuant to the terms of the purchase agreement, substantially all of the assets of NauticStar were sold, including, among other things, all of the issued and outstanding membership interests in its wholly-owned subsidiary NS Transport, LLC, all owned real property, equipment, inventory, intellectual property and accounts receivable, and the purchaser assumed certain liabilities of NauticStar, including, among other things, product liability and warranty claims.

Aviara Segment

Our Aviara segment consists of our Aviara brand, which manufactures luxury day boats. Aviara is a de novo brand, developed in-house, and focused on serving the luxury recreational day boat category of the powerboat industry. Introduced in February 2019, Aviara is currently focused on models between 30 feet and 40 feet in length and currently features three models utilizing both outboard and sterndrive propulsion. Aviara boats feature distinct European styling and offer an elevated open water experience by fusing progressive style and effortless comfort in its modern luxury vessels.

Unless the context otherwise requires, “MasterCraft,” “Crest,” “NauticStar,” and “Aviara,” as used herein, refers to our segments as described above.

Our Products

We design, manufacture, and sell premium recreational inboard ski/wake, outboard, and sterndrive boats that we believe deliver superior performance for water skiing, wakeboarding, wake surfing, and fishing, as well as general recreational boating. In addition, we offer various accessories, including trailers and aftermarket parts.

Our MasterCraft portfolio of ProStar, XStar, X, XT, and NXT models are designed for the highest levels of performance, styling, and enjoyment for both recreational and competitive use. The XStar and X models are geared towards the consumer seeking the most premium and highest performance boating experience that we offer, and generally command a price premium over our competitors’ boats at retail prices ranging from approximately $175,000 to $300,000. The MasterCraft XT lineup is designed to offer ultimate flexibility to consumers with maximum customization and maximum performance at retail prices ranging from approximately $120,000 to $180,000. The NXT models offer the quality, performance, styling, and innovation of the MasterCraft brand to the entry-level consumer, with retail prices ranging from approximately $90,000 to $120,000. We have strategically designed and priced the MasterCraft NXT models to target the fast-growing entry-level consumer group that is distinct from our traditional consumer base, while maintaining our core MasterCraft brand attributes at profit margins comparable to our other offerings.

Our Crest portfolio of pontoon boats are designed for the ultimate in comfort and recreational pleasure boating. Crest has continued to grow market share as it expands its distribution footprint. Crest’s pontoon boats are designed to offer consumers the best in luxury, style and performance without compromise across a diverse model lineup ranging in length from 20 to 29 feet. The Signature Line is home to Crest’s Classic models. The Premium Line boasts three Caribbean models with sleek lines, available tower options, unique color combinations and top-quality construction. The Ultimate Luxury Line represents the pinnacle of lavish amenities, featuring the Continental, Continental NX, and Savannah models. This lineup anticipates every need with thoughtful options, an industry-first integrated dual windshield and premium upholstery and audio upgrades. Crest’s retail prices range from approximately $35,000 to $220,000.

Our NauticStar portfolio of bay boats, sport deck boats and offshore boats are designed for a variety of uses, including recreational and competitive sport fishing in freshwater lakes or saltwater, and general recreational enjoyment. NauticStar’s bay boats and offshore boats are geared towards the consumer seeking unmatched quality and features for fishability and family friendly comfort. The sport deck boat line caters to consumers seeking the drive and ride of a V-hull, large capacity, and the styling and efficiency of a runabout. NauticStar’s retail prices range from approximately $50,000 to $275,000. We believe all of the NauticStar models represent a tremendous value for consumers.

Our Aviara portfolio of luxury recreational day boats was designed in-house with the vision to create pleasure crafts that defy compromise. The Aviara brand drew on MasterCraft’s 50-plus year legacy of quality. Aviara’s boat designs were inspired by four product design principles – Progressive Style, Elevated Control, Modern Comfort and Quality Details. Aviara’s models consist of the AV32, a 32-foot luxury bowrider, the AV36, a 36-foot luxury bowrider, and the AV40, the brand’s flagship 40-foot luxury bowrider for the ultimate on-the-water experience. All models are available in either outboard or sterndrive propulsion, and Aviara’s retail prices range from approximately $430,000 to over $1,000,000. The AV32, AV36, and AV40 began selling in fiscal 2020, fiscal 2021, and fiscal 2022, respectively. In addition, we believe there will be significant model expansion opportunities for Aviara.

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

For fiscal 2022, the Company’s top ten dealers accounted for approximately 30% of our net sales and none of our dealers individually accounted for more than 10% of our total net sales.

North America. In North America, our MasterCraft brand had a total of 112 dealers across 152 locations as of June 30, 2022. Our Crest brand had a total of 132 dealers across 161 locations in North America as of June 30, 2022. Our NauticStar brand had a total of 110 dealers across 119 locations in North America as of June 30, 2022. Our Aviara brand is sold through a distribution network consisting of one dealer with 79 locations as of June 30, 2022.

Outside of North America. As of June 30, 2022, through our MasterCraft brand, we had a total of 41 international dealers and 41 locations. Our Crest brand had two international dealers in two locations. Our NauticStar brand had two international dealers in two locations. Aviara had no international dealers. We define international dealers as those dealers with locations outside of North America. We are present in Europe, Australia, South America, Africa, Asia, including Hong Kong and the Middle East. We generated 5.0%, 4.5%, and 4.8% of our net sales outside of North America in fiscal 2022, 2021, and 2020, respectively.

Dealer Relations

We have developed a system of financial incentives for our dealers based on achievement of key benchmarks. In addition, we provide our dealers with comprehensive sales training and a complete set of technology-based tools designed to help dealers maximize performance. Our dealer incentive program has been refined through years of experience with some of the key elements including wholesale rebates, retail rebates and promotions, other allowances, and floor plan interest reimbursement or cash discounts to encourage balanced production throughout the year.

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

Manufacturing

MasterCraft boats and trailers are manufactured and lake-tested at our 285,000 square-foot facility located in Vonore, Tennessee. We believe MasterCraft has the only boat manufacturing facility to achieve compliance with all three of the ISO 9001 (Quality Management Systems), 14001 (Environmental Management Systems), and 18001 (International Occupational Health and Safety Management System) standards. Crest boats are manufactured at our 150,000 square-foot facility located in Owosso, Michigan. NauticStar boats are manufactured at our 225,000 square-foot facility located in Amory, Mississippi. Aviara boats are manufactured at our 140,000 square-foot facility in Merritt Island, Florida.

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

The most significant components used in manufacturing our boats, based on cost, are engine packages. For our MasterCraft brand, Ilmor Engineering, Inc. (“Ilmor”) is our exclusive engine supplier, and for our Crest brand, Mercury Marine (“Mercury”) is our largest engine supplier, while Yamaha Motor Corporation (“Yamaha”) is the largest engine supplier for our NauticStar brand. For our Aviara brand, Mercury provides outboard engines and Ilmor provides sterndrive engines. We maintain strong and long-standing relationships with Ilmor, Mercury, and Yamaha. During fiscal 2022, Ilmor was our largest overall supplier. In addition to ski/wake and sterndrive engines, Ilmor’s affiliates produce engines used in a number of leading racing boats and race cars. We work closely with Ilmor to remain at the forefront of engine design, performance, and manufacturing. We believe our long-term relationship with our engine supplier partners is a key competitive advantage.

We have and continue to see supply chain disruptions that we believe are caused by evolving macroeconomic conditions, including, but not limited to, the dislocation in the labor and logistics markets, as well as upstream supply constraints. However, we have been successful in targeting dual sourcing of some key materials and components to help mitigate risks related to supply constraints.

Research and Development, Product Development and Engineering

We are strategically and financially committed to innovation, as reflected in our dedicated product development and engineering groups and evidenced by our track record of new product and feature introduction. As of June 30, 2022, our product development and engineering group includes 60 professionals. These individuals bring to our product development efforts significant expertise across core disciplines, including boat design, computer-aided design, naval engineering, electrical engineering, and mechanical engineering. They are responsible for execution of all facets of our new product and innovation strategy, starting with design and development of new boat models and innovative features, engineering these designs for manufacturing, and integrating new boats and features into production. Our product development and engineering functions work closely with our Strategic Portfolio Management Team which includes senior leadership from Sales, Marketing and Finance, all working together to develop our long-term product and innovation strategies.

We have structured processes to obtain consumer, dealer, and management feedback to guide our long-term product lifecycle and portfolio planning. In addition, extensive testing and coordination with our manufacturing groups are important elements of our product development process, which we believe enable us to leverage the lessons from past launches and minimize the risk associated with the release of new products. We have developed a strategy to launch several new models each year, which will allow us to renew our product portfolio with innovative offerings at a rate that we believe will be difficult for our competitors to match without significant additional capital investments. In addition to our product strategy, we manage a separate innovation development process which allows us to design innovative new features for our boats in a disciplined manner and to launch these innovations in a more rapid time frame and with higher quality. These enhanced processes have reduced the time to market for our new product pipeline. Our research and product development expense for fiscal 2022, 2021, and 2020 was $8.2 million, $6.8 million, and $5.2 million, respectively.

Intellectual Property

We rely on a combination of patent, trademark, and copyright protection, trade secret laws, confidentiality procedures, and contractual provisions to protect our rights in our brands, products, and proprietary technology. We also protect our vessel hull designs through vessel hull design registrations. This is an important part of our business and we intend to continue protecting our intellectual property. We currently hold more than 40 U.S. patents and more than 10 foreign patents, including utility and design patents for our transom surf seating, our DockStar handling system, and our SurfStar surf system technology among numerous other innovations. Provided that we comply with all statutory maintenance requirements, our patents are expected to expire between 2028 and 2040. We also have additional patent applications pending in the U.S. and worldwide. We also own in excess of 130 trademark registrations in various countries around the world, most notably for the MasterCraft, Crest, NauticStar, and Aviara names and/or logos, as well as numerous model names in MasterCraft’s Star Series, X, XT, and NXT product families, and we have several pending applications for additional registrations. Such trademarks may endure in perpetuity on a country-by-country basis provided that we comply with all statutory maintenance requirements, including continued use of each trademark in each such country. In addition, we own 38 registered U.S. copyrights. Finally, we have registered more than 35 vessel hull designs with the U.S. Copyright Office, the most recent of which will remain in force through 2027, and have 10 additional vessel hull designs pending.

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

Significant competition exists for each of our brands and the markets in which we compete range from being relatively concentrated for the ski/wake category, to being fragmented for the pontoon, and deck and saltwater fishing categories. As of December 2021, based on Statistical Surveys, Inc. (“SSI”) data with all states reporting, the top five brands accounted for approximately 72% of the ski/wake markets, approximately 52% for the pontoon market, and approximately 28% of the deck and saltwater fishing category. Market participants also range from small, single-product businesses to large, diversified companies. In addition, we compete indirectly with businesses that offer alternative leisure products and activities.

In recent history, the MasterCraft brand has consistently competed for the leading market share position in the U.S. among manufacturers of premium ski/wake boats based on unit volume. As of December 2021, based on SSI data, the MasterCraft brand has the #1 market share in the ski/wake category with 21.3%. As of December 2021, based on SSI data, the Crest brand has the #9 market share in the pontoon category with 4.0%. As of December 2021, based on SSI data, the NauticStar brand has the #8 market share in the deck and saltwater fishing category with 4.3%. As of December 2021, based on SSI data, the Aviara brand has the #7 market share in the 30-foot to 43-foot bowrider category with 5.7%.

Human Capital Resources

We have approximately 1,750 employees as of June 30, 2022, of whom 785 work at our MasterCraft facility in Tennessee, 360 work at our Crest facility in Michigan, 375 work at our NauticStar facility in Mississippi, and 230 work at our Aviara facility in Florida.

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

In 2022, we proudly completed a major milestone in workplace safety: over two million safe hours worked without a lost time incident, which continues to accumulate. Achieving two million safe hours worked without a lost time incident showcases the Company’s continuous commitment to safety, an essential element of the Company’s core values in delivering world-class boats.

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

Risks Relating to Economic and Market Conditions

Global economic conditions, particularly in the U.S., significantly affect our industry and business, and economic decline can materially impact our financial results.

In times of economic uncertainty or recession, consumers tend to have less discretionary income and to defer significant spending on non-essential items, which may adversely affect our financial performance. Although portions of the marine industry have experienced positive trends as a result of the unique consumer environment resulting from the COVID-19 pandemic, these trends may not continue, and the economic uncertainty caused by (i) general economic conditions, (ii) the impact of inflation, (iii) labor shortages, (iv) supply chain disruptions, (v) the conflict between Russia and Ukraine, (vi) the ongoing COVID-19 pandemic and (vii) actions and stimulus measures adopted by local, state and federal governments may lead to unfavorable business outcomes. We continue to develop our portfolio of brands, but our business remains cyclical and sensitive to consumer spending on new boats.

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

Inflation could adversely affect our financial results.

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

In addition, new boat buyers often finance their purchases. Inflation, along with rising interest rates, could translate into an increased cost of boat ownership. Should inflation and increased interest rates continue to occur, prospective consumers may choose to forego or delay their purchases or buy a less expensive boat in the event credit is not available to finance their boat purchases.

Fiscal concerns and policy changes may negatively impact worldwide economic and credit conditions and adversely affect our industry, business, and financial condition.

Fiscal policy could have a material adverse impact on worldwide economic conditions, the financial markets, and availability of credit and, consequently, may negatively affect our industry, business, and overall financial condition. Consumers often finance purchases of our products, and as interest rates rise, the cost of financing the purchase also increases. While credit availability is adequate to support demand, interest rates began to rise significantly in the second half of fiscal 2022. If credit conditions worsen and adversely affect the ability of consumers to finance potential purchases at acceptable terms and interest rates, it could result in a decrease in sales or delay improvement in sales.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under our revolving credit facility and term loans are at variable rates of interest and expose us to interest rate risk. Reference rates used to determine the applicable interest rates for our debt began to rise significantly in the second half of fiscal 2022. If interest rates continue to increase, the debt service obligations on our indebtedness will continue to increase even if the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Please see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” for discussion of our market risk related to interest rates.

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

An increase in energy costs, including as a result of the ongoing conflict between Russia and Ukraine, may materially adversely affect our business, financial condition, and results of operations.

Our results of operations can be directly affected, positively and negatively, by volatility in the cost and availability of energy, which is subject to global supply and demand and other factors beyond our control. The ongoing conflict between Russia and Ukraine has impacted global energy markets, particularly in Europe, leading to high volatility and increasing prices for crude oil, natural gas and other energy supplies. Higher energy costs result in increases in operating expenses at our manufacturing facilities, in the expense of shipping raw materials to our facilities, and in the expense of shipping products to our dealers. In addition, increases in energy costs may adversely affect the pricing and availability of petroleum-based raw materials, such as resins and foams that are used in our products. Higher fuel prices may also have an adverse effect on demand for our boats, as they increase the cost of boat ownership and possibly affect product use.

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

Risks Relating to Our Business

Actual or potential public health emergencies, epidemics, or pandemics, such as the COVID-19 pandemic, could have a material adverse effect on our business, results of operations, or financial condition.

The impact of actual or potential public health emergencies, epidemics, or pandemics on the Company, our suppliers, dealers, and consumers, and the general economy could be wide-ranging and significant, depending on the nature of the issue, governmental actions taken in response, and the public reaction. The impact of the current COVID-19 pandemic includes illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in economic activity, widespread unemployment, and supply chain interruptions, which collectively have caused significant disruptions to global economies and financial markets.

Despite the COVID-19 pandemic, demand for our products increased versus prior periods, but the pandemic could result in future significant volatility in demand, positively or negatively, for our products. Demand volatility may be caused by, among other things: the temporary inability of consumers to purchase our products due to illness, quarantine, or other travel restrictions; dealership closures due to illness or government restrictions; a reduction in boating activity as a result of governmental actions or self-quarantine measures; shifts in demand away from discretionary products; and reduced options for marketing and promotion of products or other restrictions in connection with COVID-19. If such events occurred over a prolonged period, they could increase our costs and difficulty of operating our business, including accurately planning and forecasting for our operations and inventory levels, which may adversely impact our results.

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

In addition, we have made strategic capital investments in capacity expansion activities to successfully capture growth opportunities and enhance product offerings, including brand relocation and plant expansions. Moving production to a different plant and expanding capacity at an existing facility involves risks, including difficulties initiating production within the cost and timeframe estimated, supplying product to customers when expected, integrating new products, and attracting sufficient skilled labor to handle additional production demands. If we fail to meet these objectives, it could adversely affect our ability to meet customer demand for products and increase the cost of production versus projections, both of which could result in a significant adverse impact on operating and financial results. Additionally, plant expansion can result in manufacturing inefficiencies, additional expenses, including higher wages or severance costs, and cost inefficiencies, which could negatively impact financial results.

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

We believe that our consumers look for and expect quality, innovation, and advanced features when evaluating and making purchasing decisions about products and services in the marketplace. Our ability to remain competitive and meet our growth objectives may be adversely affected by difficulties or delays in product development, such as an inability to develop viable new products, gain market acceptance of new products, generate sufficient capital to fund new product development, or obtain adequate intellectual property protection for new products. To meet ever-changing consumer demands, both timing of market entry and pricing of new products are critical. As a result, we may not be able to introduce new products that are necessary to remain competitive in all markets that we serve. Furthermore, we must continue to meet or exceed consumers' expectations regarding product quality and after-sales service or our operating results could suffer.

Our ability to meet demand in a rapidly changing environment may adversely affect our results of operations.

The seasonality of retail demand for our products, together with our goal of balancing production throughout the year, requires us to manage our manufacturing and allocate our products to our dealer network to address anticipated retail demand. Production and sales levels throughout fiscal 2022, 2021, and 2020 fluctuated due to general economic conditions and the ongoing COVID-19 pandemic. In addition, our dealers must manage seasonal changes in consumer demand and inventory. Our business may experience difficulty in adapting to the rapidly changing production and sales volumes. We may not be able to recruit or maintain sufficient skilled labor or our suppliers may not be able to deliver sufficient quantities of parts and components for us to match production with rapid changes in forecasted demand. In addition, consumers may pursue other recreational activities if dealer pipeline inventories fall too low and it is not convenient to purchase our products, consumers may purchase from competitors, or our fixed costs may grow in response to increased demand. A failure to adjust dealer pipeline inventory levels to meet demand could adversely impact our results of operations.

Our financial results may be adversely affected by our third-party suppliers' increased costs or inability to meet required production levels due to increased demand or global supply chain disruptions.

We rely on a complex global supply chain of third parties to supply raw materials used in the manufacturing process, including resins, fiberglass, aluminum, lumber and steel, as well as product parts and components. The prices for these raw materials, parts, and components fluctuate depending on market conditions and, in some instances, commodity prices or trade policies, including tariffs. Substantial increases in the prices of raw materials, parts, and components would increase our operating costs, and could reduce our profitability if we are unable to recoup the increased costs through higher product prices or improved operating efficiencies. Similarly, if a critical supplier were to close its operations, cease manufacturing, or otherwise fail to deliver an essential component necessary to our manufacturing operations, that could detrimentally affect our ability to manufacture and sell our products, resulting in an interruption in business operations and/or a loss of sales.

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

Some additional supply chain disruptions that could impact our operations, impair our ability to deliver products to customers, and negatively affect our financial results include:

•	an outbreak of disease or facility closures due to the COVID-19 pandemic, or similar public health threat;
•	a deterioration of our relationships with suppliers;
•	events such as natural disasters, power outages, or labor strikes;
•	financial or political instability, such as the ongoing conflict between Russia and Ukraine, in any of the countries in which our suppliers operate;
•	financial pressures on our suppliers due to a weakening economy or unfavorable conditions in other end markets;
•	supplier manufacturing constraints and investment requirements; or
•	termination or interruption of supply arrangements.

These risks are exacerbated in the case of single-source suppliers, and the exclusive supplier of a key component could potentially exert significant bargaining power over price, quality, warranty claims, or other terms.

We continue to increase production; consequently, our need for raw materials and supplies continues to increase. Our suppliers must be prepared to ramp-up operations and, in many cases, hire additional workers and/or expand capacity in order to fulfill our orders and those of other customers. Cost increases, defects, or sustained interruptions in the supply of raw materials, parts, or components due to delayed start-up periods our suppliers experience as they increase production efforts create risks to our operations and financial results. The Company has experienced periodic supply shortages and increases in costs to certain materials. We continue to address these issues by identifying alternative suppliers for key materials and components, working to secure adequate inventories of critical supplies, and continually monitoring the capabilities of our supplier base. In the future, however, we may experience shortages, delayed delivery, and/or increased prices for key materials, parts, and supplies that are essential to our manufacturing operations.

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

The talents and efforts of our employees, particularly key managers, are vital to our success. We have observed an overall tightening and increasingly competitive labor market, which could inhibit our ability to recruit, train and retain employees we require at efficient costs and could lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees. Our management team has significant industry experience and would be difficult to replace. We may be unable to retain them or to attract other highly qualified employees. Failure to hire, develop, and retain highly qualified and diverse employee talent and to develop and implement an adequate succession plan for the management team could disrupt our operations and adversely affect our business and our future success. We perform an annual review of management succession plans with our board of directors, including reviewing executive officer and other important positions to substantially mitigate the risk associated with key contributor transitions, but we cannot ensure that all transitions will be implemented successfully.

Our ability to continue to execute our growth strategy could potentially be adversely affected by the effectiveness of organizational changes. Any disruption or uncertainty resulting from such changes could have a material adverse impact on our business, results of operations, and financial condition.

Much of our future success depends on, among other factors, our ability to attract and retain skilled labor, which is critical to our operations. We may experience difficulty maintaining desired staffing levels due to increased competition for employees, higher employee turnover rates and low unemployment rates in many of the geographic areas in which we manufacture or distribute goods. In fiscal 2022, all our facilities increased hiring of skilled hourly labor, and may need to continue to increase hiring of skilled hourly labor to meet increased demand for our products. In the future, if we are not successful in these efforts, we may be unable to meet our operating goals and plans, which may impact our financial results. We continually invest in automation and improve our efficiency, but availability and retention of skilled hourly workers remains critical to our operations. In order to manage this risk, we regularly monitor and make improvements to wages and benefit programs, as well as develop and improve recruiting, training, and safety programs to attract and retain an experienced and skilled workforce.

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

We manage our business operations through a variety of information technology systems and their underlying infrastructure, which we continually enhance to increase efficiency and security. In addition to the disruptions in our information technology systems, cybersecurity threats and sophisticated and targeted cyberattacks pose a risk to our information technology systems. We have established security policies, processes, and defenses, including employee awareness training regarding phishing, malware, and other cyber risks, designed to help identify and protect against intentional and unintentional misappropriation or corruption of our information technology systems and information and disruption of our operations. Additionally, we maintain quarterly discussions with our board of directors to address cyber risks and system and process enhancements. Despite these efforts, our information technology systems may be damaged, disrupted, or shut down due to attacks by unauthorized access, malicious software, computer viruses, undetected intrusion, hardware failures, or other events, and in these circumstances our disaster recovery plans may be ineffective or inadequate. These breaches or intrusions could lead to business interruption, exposure of proprietary or confidential information, data corruption, damage to our reputation, exposure to legal and regulatory proceedings, and other costs. A security breach might also lead to violations of privacy laws, regulations, trade guidelines or practices related to our customers and associates and could result in potential claims from customers, associates, shareholders, or regulatory agencies. Such events could adversely impact our reputation, business, financial position, results of operations, and cash flows. In addition, we could be adversely affected if any of our significant customers or suppliers experiences any similar events that disrupt their business operations or damage their reputation.

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

As of June 30, 2022, the balance of total goodwill and indefinite lived intangible assets was $54.5 million, which represents approximately 18 percent of total assets. If the future operating performance of either the Company or individual operating segments is not sufficient, we could be required to record non-cash impairment charges. Impairment charges could substantially affect our reported earnings in the periods such charges are recorded. In addition, impairment charges could indicate a reduction in business value which could limit our ability to obtain adequate financing in the future.

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

We currently do not intend to pay dividends on our common stock.

While we have paid dividends in the past, we currently have no intention to pay dividends on our common stock. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions, and other factors that our board of directors may deem relevant. Furthermore, our ability to declare and pay dividends may be limited by instruments governing future outstanding indebtedness we may incur.

Certain activist shareholder actions could cause us to incur expense and hinder execution of our strategy.

We actively engage in discussions with our shareholders regarding further strengthening our Company and creating long-term shareholder value. This ongoing dialogue can include certain divisive activist tactics, which can take many forms. Some shareholder activism, including potential proxy contests, could result in substantial costs, such as legal fees and expenses, and divert management’s and our board of director’s attention and resources from our businesses and strategic plans. Additionally, public shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with dealers, distributors, or consumers, make it more difficult to attract and retain qualified personnel, and cause our stock price to fluctuate based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business. These risks could adversely affect our business and operating results.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

As of June 30, 2022, all our MasterCraft boats are manufactured and lake-tested at our 250,000 square-foot manufacturing facility located on approximately 60 acres of lakefront land in Vonore, Tennessee. In addition, we own a 35,000 square-foot facility in Vonore where we manufacture trailers. Our MasterCraft boat and trailer manufacturing sites combined total 285,000 square-feet. We also lease a 3,000 square-foot warehouse facility in West Yorkshire, England for warehousing of parts. All our Crest boats are manufactured in our 150,000 square-foot manufacturing facility located on approximately 55 acres in Owosso, Michigan. All our NauticStar boats are manufactured in our 225,000 square-foot manufacturing facility located on 17 acres of land in Amory, Mississippi. All our Aviara boats are manufactured in our 140,000 square-foot manufacturing facility on approximately 38 acres in Merritt Island, Florida.

ITEM 3. LEGAL PROCEEDINGS.

For a discussion of the Company’s legal proceedings, see Part IV – Item 15. – Note 10 Commitments and Contingencies to the Company’s Consolidated Financial Statements.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has been publicly traded on the NASDAQ Global Market under the symbol “MCFT” since July 17, 2015. Prior to that time, there was no public market for our common stock. As of September 2, 2022, we had approximately 8,500 holders of record of our common stock.

Dividends

We presently do not anticipate declaring or paying cash dividends on our common stock. Any future determination as to the declaration and payment of dividends, will be at the discretion of our board of directors and will depend on then-existing conditions, including our operating results, financial condition, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant. See Item 1A “Risk Factors — Risks Relating to Ownership of Our Common Stock.”

Issuer Purchases of Equity Securities

On June 24, 2021, the board of directors of the Company authorized a stock repurchase program that allows for the repurchase of up to $50.0 million of our common stock during the three-year period ending June 24, 2024. During the fiscal year ended June 30, 2022, we repurchased approximately $25.5 million of our common stock, including approximately $4.0 million during the three months ended June 30, 2022. We did not repurchase any common stock during the year ended June 30, 2021. As of June 30, 2022, the remaining authorization under the program was approximately $24.5 million.

During the three months ended June 30, 2022, the Company repurchased the following shares of common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(a)	Total Number of Shares Purchased as part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan (dollars in thousands)
April 4, 2022 - May 1, 2022	163,602	$24.29	163,602	$24,568
May 2, 2022 - May 29, 2022	936	23.78	936	24,546
May 30, 2022 - June 30, 2022	—	—	—	24,546
Total	164,538	24.29	164,538	24,546
(a)	Represents weighted average price paid per share excluding commissions paid.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act of 1934, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any filing of ours under the Securities Act or the Exchange Act.

The following stock performance graph illustrates the cumulative total shareholder return on our common stock for the period from June 30, 2017 to June 30, 2022, as compared to the Russell 2000 Index and the Dow Jones US Recreational Products Index.

The comparison assumes (i) a hypothetical investment of $100 in our common stock and the two above mentioned indices on June 30, 2017 and (ii) the full reinvestment of all dividends. The comparisons in the graph are not intended to be indicative of possible future performance of our common stock.

Comparison of Five-Year Month Cumulative Total Return*

Among MasterCraft, the Russell 2000 Index and
the Dow Jones US Recreational Products Index
$270
$220
$170
$120
$70
Jun-17
Jun-18
Jun-19
Jun-20
Jun-21
Jun-22
MasterCraft
Russell 2000
Dow Jones US Recreational Products

* $100 invested on June 30, 2017 in stock or index, including reinvestment of dividends.

Source: Russell Investment Group
Source: Dow Jones & Company

Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding securities authorized for issuance under our equity compensation plans, see Note 9 – Share-Based Compensation in Item 8 and Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

ITEM 6. Reserved

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read together with the sections entitled “Risk Factors” and the financial statements and the accompanying notes included elsewhere in this Form 10-K. In addition, the statements in this discussion and analysis regarding the performance expectations of our business, anticipated financial results, liquidity and the other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Cautionary Note Regarding Forward-Looking Statements” and in “Risk Factors” above. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

This section generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 are not included in this Annual Report on Form 10-K and can be found in Item 7 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2021, which was filed with the SEC on September 2, 2021.

Key Performance Measures

From time to time we use certain key performance measures in evaluating our business and results of operations and we may refer to one or more of these key performance measures in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These key performance measures include:

•	Unit sales volume — We define unit sales volume as the number of our boats sold to our dealers during a period.
•	Net sales per unit — We define net sales per unit as net sales divided by unit sales volume.
•	Gross margin — We define gross margin as gross profit divided by net sales, expressed as a percentage.
•	Net income (loss) margin — We define net income (loss) margin as net income (loss) divided by net sales, expressed as a percentage.
•

Adjusted EBITDA — We define Adjusted EBITDA as earnings before interest expense, income taxes, depreciation, and amortization (“EBITDA”), as further adjusted to eliminate certain non-cash charges and unusual items that we do not consider to be indicative of our core/ongoing operations. For a reconciliation of EBITDA to Adjusted EBITDA, see “Non-GAAP Measures” below.

•

Adjusted EBITDA margin — We define Adjusted EBITDA margin as Adjusted EBITDA divided by net sales, expressed as a percentage. For a reconciliation of Adjusted EBITDA margin to net income margin, see “Non-GAAP Measures” below.

•

Adjusted Net Income — We define Adjusted Net Income as net income (loss) adjusted to eliminate certain non-cash charges and other items that we do not consider to be indicative of our core/ongoing operations and adjusted for the impact to income tax expense (benefit) related to non-GAAP adjustments. For a reconciliation of net income (loss) to Adjusted Net Income, see “Non-GAAP Measures” below.

Fiscal 2022 Overview

In fiscal 2022, the Company achieved record net sales of $707.9 million, an increase of 34.6 percent from fiscal 2021. Consolidated unit sales volume increased to 8,217 units, up 14.2 percent from the prior year. Gross profit increased to $162.4 million, up 24.9 percent from $130.0 million in fiscal 2021. Despite our increased costs in operating expenses, selling, general, and administrative expenses as a percentage of sales in fiscal 2022 decreased compared to the prior-year period.

Macroeconomic Events

We are actively monitoring the impact of changing macroeconomic conditions on our business, including geopolitical events, disrupted global supply chains, and inflation. The impact of these factors has affected many manufacturers across various industries including ours. Supply chain challenges continue to evolve, driven by increased demand, labor shortages, logistical constraints, and rising prices to our suppliers, creating inefficiencies and shipping delays. Rapidly increasing material and overhead costs are outpacing price increases as we try to mitigate the impact. The full extent of the impact on our business, operations, and financial results will depend on evolving factors that we cannot predict. See Part I – Item 1A. Risk Factors.

NauticStar Impairment Activity and Sale Subsequent to Yearend

Despite ongoing efforts to improve operational efficiency and throughput at our NauticStar reporting unit in order to improve sales volumes and yield more favorable margins, including the engagement of third-party consulting resources beginning in the third quarter, the NauticStar reporting unit recorded unplanned negative operating results in the fourth quarter. These results, combined with the outlook for further supply chain disruptions, labor challenges, and higher costs from inflationary pressures, resulted in an impairment trigger in the fourth quarter related to the NauticStar reporting unit’s intangible and other long-lived assets. As a result of our impairment testing, we recognized impairment charges of $23.8 million at our NauticStar segment (see Note 5 to the Consolidated Financial Statements for more information related to impairment charges).

Subsequent to fiscal yearend, we sold the NauticStar business. Pursuant to the terms of the purchase agreement, substantially all of the assets were sold, and certain liabilities of NauticStar were assumed by the purchaser, including product liability and warranty claims. The resulting loss on sale of the NauticStar business is estimated to be in a range of approximately $20.0 to $23.0 million. The results of the NauticStar business will be presented as discontinued operations in the Company’s fiscal 2023 first quarter.

In conjunction with the purchase agreement, the Company entered into a joint employer services agreement and a transition services agreement which provide certain services to the purchaser for various periods of time after the sale. In addition, the Company amended its Credit Agreement and received certain consents and waivers under the Credit Agreement, as amended, related to the sale of the NauticStar business (see Note 13 for more information related to these agreements).

Results of Operations

We derived the consolidated statements of operations for the fiscal years ended June 30, 2022 and 2021 from our audited consolidated financial statements and related notes included elsewhere in this Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future.

Consolidated Results

			2022 vs. 2021
	2022	2021	Change	% Change
(Dollar amounts in thousands)
Consolidated statements of operations:
NET SALES	$707,862	$525,808	$182,054	34.6%
COST OF SALES	545,500	395,837	149,663	37.8%
GROSS PROFIT	162,362	129,971	32,391	24.9%
OPERATING EXPENSES:
Selling and marketing	14,624	13,021	1,603	12.3%
General and administrative	40,960	37,049	3,911	10.6%
Amortization of other intangible assets	3,988	3,948	40	1.0%
Impairments	24,933	—	24,933	—
Total operating expenses	84,505	54,018	30,487	56.4%
OPERATING INCOME	77,857	75,953	1,904	2.5%
OTHER EXPENSE:
Interest expense	1,471	3,392	(1,921)	(56.6%)
Loss on extinguishment of debt	—	733	(733)	(100.0%)
INCOME BEFORE INCOME TAX EXPENSE	76,386	71,828	4,558	6.3%
INCOME TAX EXPENSE	18,172	15,658	2,514	16.1%
NET INCOME	$58,214	$56,170	$2,044	3.6%
Additional financial and other data:
Unit sales volume:
MasterCraft	3,596	3,301	295	8.9%
Crest	3,156	2,467	689	27.9%
NauticStar	1,365	1,387	(22)	(1.6%)
Aviara	100	42	58	138.1%
Consolidated unit sales volume	8,217	7,197	1,020	14.2%
Net sales:
MasterCraft	$466,027	$350,812	$115,215	32.8%
Crest	140,859	102,688	38,171	37.2%
NauticStar	66,253	59,846	6,407	10.7%
Aviara	34,723	12,462	22,261	178.6%
Consolidated net sales	$707,862	$525,808	$182,054	34.6%
Net sales per unit:
MasterCraft	$130	$106	$24	22.6%
Crest	45	42	3	7.1%
NauticStar	49	43	6	14.0%
Aviara	347	297	50	16.8%
Consolidated net sales per unit	86	73	13	17.8%
Gross margin	22.9%	24.7%	(180) bps

Net Sales. Net Sales increased 34.6 percent for fiscal 2022 when compared to fiscal 2021 as a result of increased sales volumes, higher prices, favorable model mix, and higher option and content sales. Refer to Segment Results for further details on the drivers of net sales changes.

Gross Margin. Gross Margin percentage declined 180 basis points during fiscal 2022 when compared to fiscal 2021. Lower margins were the result of supply chain disruptions, labor challenges, and inflationary pressures that drove material and overhead costs higher, which were most pronounced at the NauticStar segment. Though we implemented mitigating procedures and phased in mid-cycle price increases to offset these headwinds, supply chain disruptions and inflationary pressures continued to impact our margins.

Operating Expenses. Operating expenses increased 56.4 percent for fiscal 2022 when compared to the same prior-year period. During fiscal 2022, a $1.1 million goodwill impairment charge was recorded in the Aviara segment and $23.8 million was recorded in the NauticStar segment for impairment of other intangible assets and fixed assets, as discussed in Notes 4 and 5 in the Notes to Consolidated Financial Statements. Additionally, general and administrative expense increased as a result of continued investments in information technology and product development. Moreover, third-party consulting fees were recognized at the NauticStar segment in an effort to improve operational efficiency and increase throughput. Selling and marketing expense increased due to prior-year expenses being impacted by the COVID-19 pandemic. Despite our increased costs, selling, general, and administrative expenses as a percentage of net sales in fiscal 2022 decreased compared to the prior-year period.

Interest Expense. Interest expense decreased $1.9 million driven by lower effective interest rates and lower average outstanding debt balances during fiscal 2022.

Loss on Extinguishment of Debt. Loss on extinguishment of debt totaling $0.7 million was recognized upon refinancing the Company’s debt in fiscal 2021. The loss was comprised of unamortized debt issuance costs related to the previously existing credit facility.

Income Tax Expense. Our consolidated effective income tax rate increased to 23.8 percent for fiscal 2022 from 21.8 percent for fiscal 2021. See Note 8 in Notes to Consolidated Financial Statements for more information.

Segment Results

MasterCraft Segment

The following table sets forth MasterCraft segment results for the fiscal years ended:

			2022 vs. 2021
(Dollar amounts in thousands)	2022	2021	Change	% Change
Net sales	$466,027	$350,812	$115,215	32.8%
Operating income	105,341	73,354	31,987	43.6%
Purchases of property, plant and equipment	6,642	5,273	1,369	26.0%

Unit sales volume	3,596	3,301	295	8.9%
Net sales per unit	$130	$106	$24	22.6%

Net sales increased 32.8 percent during fiscal 2022, when compared to fiscal 2021. The increase was primarily driven by increased sales volumes, higher prices, favorable model mix, and higher option and content sales.

Operating income increased 43.6 percent during fiscal 2022, when compared to the same prior year period. The increase was driven by higher net sales, offset by inflationary pressures and production inefficiencies from supply chain disruptions and labor challenges. Additionally, Selling and marketing expense increased due to prior-year expenses being impacted by the COVID-19 pandemic. Also, General and administrative expenses increased as a result of continued investments in information technology and product development.

Crest Segment

The following table sets forth Crest segment results for the fiscal years ended:

			2022 vs. 2021
(Dollar amounts in thousands)	2022	2021	Change	% Change
Net sales	$140,859	$102,688	$38,171	37.2%
Operating income	19,892	13,605	6,287	46.2%
Purchases of property, plant and equipment	4,193	892	3,301	370.1%

Unit sales volume	3,156	2,467	689	27.9%
Net sales per unit	$45	$42	$3	7.1%

Net sales increased 37.2 percent during fiscal 2022, when compared to fiscal 2021, as a result of higher sales volumes and higher prices.

Operating income increased 46.2 percent during fiscal 2022, when compared to the same prior year period, primarily due to higher net sales, offset by inflationary pressures.

Purchases of property, plant, and equipment increased $3.3 million during fiscal 2022, when compared to the same prior-year period due to investments in manufacturing capacity expansion and maintenance capital.

NauticStar Segment

The following table sets forth NauticStar segment results for the fiscal years ended:

			2022 vs. 2021
(Dollar amounts in thousands)	2022	2021	Change	% Change
Net sales	$66,253	$59,846	$6,407	10.7%
Operating loss	(38,338)	(2,690)	(35,648)	1325.2%
Impairments	23,833	—	23,833	—
Purchases of property, plant and equipment	3,524	2,643	881	33.3%

Unit sales volume	1,365	1,387	(22)	(1.6%)
Net sales per unit	$49	$43	$6	14.0%

Net sales increased 10.7 percent during fiscal 2022, when compared to fiscal 2021. The increase was primarily driven by higher prices, higher option sales, and favorable model mix, partially offset by decreased sales volumes.

Operating loss was $38.3 million for fiscal 2022, compared to $2.7 million for fiscal 2021. Benefits from higher sales prices were offset by supply chain disruptions, labor challenges, and higher costs from inflationary pressures. Additionally, $23.8 million was recorded for impairment charges related to other intangible assets and fixed assets, as discussed in Notes 4 and 5 in Notes to Consolidated Financial Statements. Moreover, for fiscal 2022, $1.2 million in expense was recognized for third-party consulting fees in an effort to improve operational efficiency and increase throughput at the NauticStar segment.

Aviara Segment

The following table sets forth Aviara segment results for the fiscal years ended:

			2022 vs. 2021
(Dollar amounts in thousands)	2022	2021	Change	% Change
Net sales	$34,723	$12,462	$22,261	178.6%
Operating loss	(9,038)	(8,316)	(722)	8.7%
Impairment	1,100	—	1,100	—
Purchases of property, plant and equipment	1,461	19,054	(17,593)	(92.3%)

Unit sales volume	100	42	58	138.1%
Net sales per unit	$347	$297	$50	16.8%

Net sales increased 178.6 percent during fiscal 2022, when compared to fiscal 2021, mainly due to an increase in sales volumes, higher prices, and favorable model mix.

Operating loss was $9.0 million for fiscal 2022, compared to $8.3 million for fiscal 2021. Inflation, ramp up related inefficiencies at the Merritt Island facility, including higher overhead costs associated with the new facility, and a goodwill impairment charge recorded during the first quarter of fiscal 2022, offset the benefits from increased net sales. See Note 5 in Notes to Consolidated Financial Statements for more information on the impairment charge.

Non-GAAP Measures

EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin

We define EBITDA as earnings before interest expense, income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA further adjusted to eliminate certain non-cash charges or other items that we do not consider to be indicative of our core and/or ongoing operations. For the periods presented herein, these adjustments include impairment charges, share-based compensation, operational improvement initiative costs, Aviara transition costs, debt refinancing charges, Aviara startup costs, and COVID-19 shutdown costs. We define Adjusted EBITDA margin as Adjusted EBITDA expressed as a percentage of Net sales.

Adjusted Net Income and Adjusted Net Income Per Share

We define Adjusted Net Income and Adjusted Net Income per share as net income (loss) adjusted to eliminate certain non-cash charges or other items that we do not consider to be indicative of our core and/or ongoing operations and reflecting income tax expense on adjusted net income before income taxes at our estimated annual effective tax rate. For the periods presented herein, these adjustments include impairment charges, income tax expense (benefit), amortization of acquisition intangibles, share-based compensation, operational improvement initiative costs, Aviara transition costs, debt refinancing charges, Aviara startup costs, and COVID-19 shutdown costs.

EBITDA, Adjusted EBITDA, Adjusted EBITDA margin, Adjusted Net Income, and Adjusted Net Income per share, which we refer to collectively as the Non-GAAP Measures, are not measures of net income (loss) or operating income (loss) as determined under accounting principles generally accepted in the United States, or U.S. GAAP. The Non-GAAP Measures are not measures of performance in accordance with U.S. GAAP and should not be considered as an alternative to net income (loss), net income (loss) per share, or operating cash flows determined in accordance with U.S. GAAP. Additionally, Adjusted EBITDA is not intended to be a measure of cash flow. We believe that the inclusion of the Non-GAAP Measures is appropriate to provide additional information to investors because securities analysts and investors use the Non-GAAP Measures to assess our operating performance across periods on a consistent basis and to evaluate the relative risk of an investment in our securities. We use Adjusted Net Income and Adjusted Net Income per share to facilitate a comparison of our operating performance on a consistent basis from period to period that, when viewed in combination with our results prepared in accordance with U.S. GAAP, provides a more complete understanding of factors and trends affecting our business than does U.S. GAAP measures alone. We believe Adjusted Net Income and Adjusted Net Income per share assists our board of directors, management, investors, and other users of the financial statements in comparing our net income (loss) on a consistent basis from period to period because it removes certain non-cash items and other items that we do not consider to be indicative of our core and/or ongoing operations and reflecting income tax expense on adjusted net income before income taxes at our estimated annual effective tax rate. The Non-GAAP Measures have limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

•

Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and the Non-GAAP Measures do not reflect any cash requirements for such replacements;

•	The Non-GAAP Measures do not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;
•	The Non-GAAP Measures do not reflect changes in, or cash requirements for, our working capital needs;
•	The Non-GAAP Measures do not reflect our tax expense or any cash requirements to pay income taxes;
•	The Non-GAAP Measures do not reflect interest expense, or the cash requirements necessary to service interest payments on our indebtedness; and
•

The Non-GAAP Measures do not reflect the impact of earnings or charges resulting from matters we do not consider to be indicative of our core and/or ongoing operations, but may nonetheless have a material impact on our results of operations.

In addition, because not all companies use identical calculations, our presentation of the Non-GAAP Measures may not be comparable to similarly titled measures of other companies, including companies in our industry.

The following table presents a reconciliation of net income (loss) as determined in accordance with U.S. GAAP to EBITDA and Adjusted EBITDA, and net income (loss) margin (expressed as a percentage of net sales) to Adjusted EBITDA margin (expressed as a percentage of net sales) for the periods indicated:

		% of Net		% of Net		% of Net
	2022	sales	2021	sales	2020	sales
Net income (loss)	$58,214	8.2%	$56,170	10.7%	$(24,047)	-6.6%
Income tax expense (benefit)	18,172		15,658		(7,565)
Interest expense	1,471		3,392		5,045
Depreciation and amortization	13,614		11,630		10,527
EBITDA	91,471	12.9%	86,850	16.5%	(16,040)	-4.4%
Impairments(a)	24,933		—		56,437
Share-based compensation	3,458		2,984		1,061
Operational improvement initiative(b)	1,216		—		—
Aviara transition costs(c)	—		2,150		—
Debt refinancing charges(d)	—		769		—
Aviara start-up costs(e)	—		—		1,446
COVID-19 shutdown costs(f)	—		—		1,394
Adjusted EBITDA	$121,078	17.1%	$92,753	17.6%	$44,298	12.2%

(a)

Represents non-cash charges of $1.1 million recorded in the Aviara segment for impairment of goodwill and $23.8 million recorded in the NauticStar segment for impairment of other intangible assets and fixed assets in fiscal 2022, and non-cash charges recorded in the NauticStar and Crest segments for impairment of goodwill and trade name intangible assets in fiscal 2020. See Notes 4 and 5 within the Notes to the Consolidated Financial Statements for more information on impairment charges.

(b)	Represents third-party consulting fees associated with the operational improvement initiative at our NauticStar segment.
(c)

Represents costs to transition production of the Aviara brand from Vonore, Tennessee to Merritt Island, Florida. Costs include duplicative overhead costs and costs not indicative of ongoing operations (such as training and facility preparation).

(d)

Represents loss recognized upon refinancing the Company’s debt in fiscal 2021. The loss is comprised of unamortized debt issuance costs related to the previously existing credit facility and third-party legal costs associated with the refinancing.

(e)

Represents start-up costs associated with Aviara, a completely new boat brand in an industry category previously not served by the Company. Start-up costs presented for fiscal 2020 are related to the AV36 and AV40 models.

(f)	Represents lump sum severance payments and costs related to temporary continuation of healthcare benefits for certain laid off employees, in connection with the COVID-19 pandemic.

The following table sets forth a reconciliation of net income (loss) as determined in accordance with U.S. GAAP to Adjusted Net Income for the periods indicated:

	2022	2021	2020
	(Dollars in thousands, except per share)
Net income (loss)	$58,214	$56,170	$(24,047)
Income tax expense (benefit)	18,172	15,658	(7,565)
Impairments(a)	24,933	—	56,437
Amortization of acquisition intangibles	3,881	3,842	3,842
Share-based compensation	3,458	2,984	1,061
Operational improvement initiative(b)	1,216	—	—
Aviara transition costs(c)	—	2,150	—
Debt refinancing charges(d)	—	769	—
Aviara start-up costs(e)	—	—	1,446
COVID-19 shutdown costs(f)	—	—	1,394
Adjusted Net Income before income taxes	109,874	81,573	32,568
Adjusted income tax expense(g)	25,271	18,762	7,491
Adjusted Net Income	$84,603	$62,811	$25,077

Adjusted Net Income per share:
Basic	$4.58	$3.34	$1.34
Diluted	$4.54	$3.31	$1.34
Weighted average shares used for the computation of(h):
Basic Adjusted Net Income per share	18,455,226	18,805,464	18,734,482
Diluted Adjusted Net Income per share	18,636,512	18,951,521	18,734,482

(a)

Represents non-cash charges of $1.1 million recorded in the Aviara segment for impairment of goodwill and $23.8 million recorded in the NauticStar segment for impairment of other intangible assets and fixed assets in fiscal 2022, and non-cash charges recorded in the NauticStar and Crest segments for impairment of goodwill and trade name intangible assets in fiscal 2020. See Notes 4 and 5 within the Notes to the Consolidated Financial Statements for more information on impairment charges.

(b)	Represents third-party consulting fees associated with the operational improvement initiative at our NauticStar segment.
(c)

Represents costs to transition production of the Aviara brand from Vonore, Tennessee to Merritt Island, Florida. Costs include duplicative overhead costs and costs not indicative of ongoing operations (such as training and facility preparation).

(d)

Represents loss recognized upon refinancing the Company’s debt in fiscal 2021. The loss is comprised of unamortized debt issuance costs related to the previously existing credit facility and third-party legal costs associated with the refinancing.

(e)

Represents start-up costs associated with Aviara, a completely new boat brand in an industry category previously not served by the Company. Start-up costs presented for fiscal 2020 are related to the AV36 and AV40 models.

(f)	Represents lump sum severance payments and costs related to temporary continuation of healthcare benefits for certain laid off employees, in connection with the COVID-19 pandemic.
(g)	Reflects income tax expense at a tax rate of 23.0% for each period presented.
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

The following table presents the reconciliation of net income (loss) per diluted share to Adjusted net income per diluted share for the periods presented:

	2022	2021	2020
Net income (loss) per diluted share	$3.12	$2.96	$(1.28)
Impact of adjustments:
Income tax expense (benefit)	0.98	0.83	(0.40)
Impairments(a)	1.34	—	3.01
Amortization of acquisition intangibles	0.21	0.20	0.20
Share-based compensation	0.19	0.16	0.06
Operational improvement initiative(b)	0.07	—	—
Aviara transition costs(c)	—	0.11	—
Debt refinancing charges(d)	—	0.04	—
Aviara start-up costs(e)	—	—	0.08
COVID-19 shutdown costs(f)	—	—	0.07
Adjusted Net Income per diluted share before income taxes	5.91	4.30	1.74
Impact of adjusted income tax expense on net income per diluted share before income taxes(g)	(1.37)	(0.99)	(0.40)
Adjusted Net Income per diluted share	$4.54	$3.31	$1.34

(a)

Represents non-cash charges of $1.1 million recorded in the Aviara segment for impairment of goodwill and $23.8 million recorded in the NauticStar segment for impairment of other intangible assets and fixed assets in fiscal 2022, and non-cash charges recorded in the NauticStar and Crest segments for impairment of goodwill and trade name intangible assets in fiscal 2020. See Notes 4 and 5 within the Notes to the Consolidated Financial Statements for more information on impairment charges.

(b)	Represents third-party consulting fees associated with the operational improvement initiative at our NauticStar segment.
(c)

Represents costs to transition production of the Aviara brand from Vonore, Tennessee to Merritt Island, Florida. Costs include duplicative overhead costs and costs not indicative of ongoing operations (such as training and facility preparation).

(d)

Represents loss recognized upon refinancing the Company’s debt in fiscal 2021. The loss is comprised of unamortized debt issuance costs related to the previously existing credit facility and third-party legal costs associated with the refinancing.

(e)

Represents start-up costs associated with Aviara, a completely new boat brand in an industry category previously not served by the Company. Start-up costs presented for fiscal 2020 are related to the AV36 and AV40 models.

(f)	Represents lump sum severance payments and costs related to temporary continuation of healthcare benefits for certain laid off employees, in connection with the COVID-19 pandemic.
(g)	Reflects income tax expense at a tax rate of 23.0% for each period presented.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance working capital, fund capital expenditures, service our debt, and fund our stock repurchase program. Our principal sources of liquidity are our cash balance, cash generated from operating activities, our revolving credit agreement and the refinancing and/or new issuance of long-term debt.

Cash and cash equivalents totaled $34.2 million as of June 30, 2022, a decrease of $5.1 million from $39.3 million as of June 30, 2021. Total debt as of June 30, 2022 and June 30, 2021 was $56.5 million and $93.1 million, respectively.

Our working capital was impacted by the $25.2 million increase in inventory during fiscal 2022 mainly due to an increase in raw materials to support higher production volumes and to increase safety stock to manage supply chain risk.

As of June 30, 2022, we have repaid all amounts outstanding under the Revolving Credit Facility, leaving $100.0 million of available borrowing capacity. As of June 30, 2022, we had $56.5 million outstanding under the Term Loan. Refer to Note 7 — Long Term Debt in the Notes to Consolidated Financial Statements for further details.

On June 24, 2021, the board of directors of the Company authorized a stock repurchase program that allows for the repurchase of up to $50.0 million of our common stock during the three-year period ending June 24, 2024. During fiscal 2022, the Company repurchased 975,161 shares of common stock for $25.5 million in cash, including related fees and expenses. As of June 30, 2022, there was $24.5 million of availability remaining under the stock repurchase program.

We believe our cash balance, cash from operations, and our ability to borrow, will be sufficient to provide for our liquidity and capital resource needs, including authorized stock repurchases.

The following table summarizes the cash flows from operating, investing, and financing activities:

	2022	2021	2020

Total cash provided by (used in):
Operating activities	$73,311	$68,538	$30,198
Investing activities	(15,820)	(27,832)	(14,218)
Financing activities	(62,540)	(17,773)	(5,487)
Net change in cash	$(5,049)	$22,933	$10,493

Fiscal 2022 Cash Flow

Net cash provided by operating activities was $73.3 million, mainly due to net income, partially offset by working capital usage. Working capital is defined as accounts receivable, income tax receivable, inventories, and prepaid expenses and other current assets net of accounts payable, income tax payable, and accrued expenses and other current liabilities as presented in the consolidated balance sheets, excluding the impact of acquisitions and non-cash adjustments. Working capital usage primarily consisted of an increase in inventory, accounts receivable and prepaid expenses and other current assets, partially offset by an increase in accrued expenses and other current liabilities and accounts payable. As discussed above, inventory increased $25.2 million. Accounts receivable increased due to increased sales. Prepaid and other current assets increased due to higher general insurance premiums. Accrued expenses and other current liabilities increased due to an increase in warranty costs and dealer incentives. Accounts payable increased as a result of increased production levels.

Net cash used for investing activities was $15.8 million, which included capital expenditures. Our capital spending was focused on expanding our capacity, maintenance capital, and investments in information technology.

Net cash used for financing activities was $62.5 million, which included net payments of $36.7 million on long-term debt and stock repurchases totaling $25.5 million.

Fiscal 2021 Cash Flow

Net cash provided by operating activities in fiscal 2021 totaled $68.5 million versus $30.2 million in fiscal 2020. The increase is primarily due to higher net earnings, net of non-cash items, partially offset by changes in working capital that were affected by production ramp-up activities as we experienced an increase in retail demand. Accounts receivable increased $5.9 million primarily due to increased sales across all segments. Inventory increased $28.6 million, driven by increases to support higher production volumes and to increase safety stock to manage supply chain risk. Accounts payable increased $13.4 million primarily due to timing of payments and higher production activities. Accrued expenses and other current liabilities increased $12.2 million primarily driven by incentive-based compensation related to higher net earnings and higher warranty reserves for the increased sales volumes.

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

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet financing arrangements as of June 30, 2022.

Contractual Obligations

As of June 30, 2022, the Company’s material cash obligations were as follows:

Long-Term Debt Obligations — See Note 7 – Long-Term Debt in the accompanying Notes to Consolidated Financial Statements for further information.

Interest on Long-Term Debt Obligations — As of June 30, 2022, the Company has estimated total interest payments on its outstanding long-term debt obligations of $6.6 million, of which $1.8 million is due during the next 12 months. Interest on variable rate debt instruments was calculated using interest rates in effect for our borrowings as of June 30, 2022 and holding them constant for the life of the instrument.

Purchase Commitments — As of June 30, 2022, the Company is committed to purchasing $44.8 million of engines, of which $15.7 million is committed during the next 12 months. See Note 10 in the accompanying Notes to Consolidated Financial Statements for more information.

Repurchase Obligations — The Company has reserves to cover potential losses associated with repurchase obligations based on historical experience and current facts and circumstances. We incurred no material impact from repurchase events during fiscal 2022, 2021, or 2020. An adverse change in retail sales, however, could require us to repurchase boats repossessed by floor plan financing companies upon an event of default by any of our dealers, subject in some cases to an annual limitation. See Note 10 in the accompanying Notes to Consolidated Financial Statements for more information.

In addition to the above, we have unrecognized tax benefits that are not reflected here because the Company cannot predict when open income tax years will close with completed examinations.  See Note 8 in Notes to Consolidated Financial Statements for more information.

Application of Critical Accounting Policies and Estimates

Significant accounting policies are described in the notes to the consolidated financial statements. In the application of these policies, certain estimates are made that may have a material impact on our financial condition and results of operations. Actual results could differ from those estimates and cause our reported net income (loss) to vary significantly from period to period. For additional information regarding these policies, see Note 1 – Significant Accounting Policies in Notes to Consolidated Financial Statements.

Asset Impairment

Goodwill

The Company reviews goodwill for impairment at its annual impairment testing date, which is June 30, and whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value. As part of the impairment tests, the Company may perform a qualitative, rather than quantitative, assessment to determine whether the fair values of its reporting units are “more likely than not” to be greater than their carrying values. In performing this qualitative analysis, the Company considers various factors, including the effect of market or industry changes and the reporting units' actual results compared to projected results.

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

The Company calculates the fair value of its reporting units considering both the income approach and market approach. The income approach calculates the fair value of the reporting unit using a discounted cash flow method. Internally forecasted future cash flows, which the Company believes reasonably approximate market participant assumptions, are discounted using a weighted average cost of capital (“Discount Rate”) developed for each reporting unit. The Discount Rate is developed using market observable inputs, as well as considering whether or not there is a measure of risk related to the specific reporting unit’s forecasted performance. Fair value under the market approach is determined for each reporting unit by applying market multiples for comparable public companies to the reporting unit’s financial results. The key judgements in these calculations are the assumptions used in determining the reporting unit’s forecasted future performance, including revenue growth and operating margins, as well as the perceived risk associated with those forecasts in determining the Discount Rate, along with selecting representative market multiples.

As discussed further in Note 5 to the Consolidated Financial Statements, during the years ended June 30, 2022 and 2020, the Company performed quantitative tests and recognized $1.1 million and $44.4 million in goodwill impairment charges related to its Aviara and its Crest and NauticStar reporting units, respectively. As of June 30, 2022, only the MasterCraft reporting unit has a goodwill balance. The fair value of this reporting unit substantially exceeds its carrying value.

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

The costs of amortizable intangible assets, including dealer networks, are recognized over their expected useful lives, approximately ten years for the dealer networks, using the straight-line method. Intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate long-lived assets as described below. Intangible assets not subject to amortization are assessed for impairment at least annually and whenever events or changes in circumstances indicate that it is more likely than not that an asset may be impaired. As part of the annual test, the Company may perform a qualitative, rather than quantitative, assessment to determine whether each trade name intangible asset is “more likely than not” impaired. In performing this qualitative analysis, the Company considers various factors, including macroeconomic events, industry and market events and cost related events. If the “more likely than not” criteria is not met, the impairment test for indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset.

As discussed further in Note 5 to the Consolidated Financial Statements, during the years ended June 30, 2022 and 2020, the Company performed quantitative tests related to its indefinite-lived intangible assets and, during the year ended June 30, 2022, the Company also performed a recoverability analysis related to its dealer network intangible asset within the NauticStar reporting unit which is subject to amortization. During the years ended June 30, 2022 and 2020, the Company recognized $18.5 million and $12.0 million in intangible asset impairment charges related to its NauticStar and to its Crest and NauticStar reporting units, respectively.

Long-Lived Assets

The Company assesses the potential for impairment of its long-lived assets if facts and circumstances, such as declines in sales, earnings, or cash flows or adverse changes in the business climate, suggest that they may be impaired. A current expectation that, more likely than not, a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life will also trigger a review for impairment. The Company performs its assessment by comparing the book value of the asset groups to the estimated future undiscounted cash flows associated with the asset groups. If any impairment in the carrying value of its long-lived assets is indicated, the assets would be adjusted to an estimate of fair value.

As discussed further in Notes 4 and 5 to the Consolidated Financial Statements, during the year ended June 30, 2022, the Company recognized $5.3 million in long-lived asset impairment charges related to its NauticStar reporting unit which adjusted the related assets to their estimated fair value.

Product Warranties — The Company offers warranties on the sale of certain products for periods of between one and five years from the date of retail sale. These warranties require us or our dealers to repair or replace defective products during the warranty period at no cost to the consumer. We estimate the costs that may be incurred under our basic limited warranty and record as a liability the amount of such costs at the time the product revenue is recognized. The key judgements that affect our estimate for warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. We periodically assess the adequacy of the recorded warranty liabilities and adjust the amounts as actual claims are determined or as changes in the obligations become reasonably estimable. We also adjust our liability for specific warranty matters when they become known and exposure can be estimated. Future warranty claims may differ from our estimate of the warranty liability, which could lead to changes in the Company’s warranty liability in future periods.

Income Taxes—We are subject to income taxes in the United States of America and the United Kingdom. Our effective tax rates differ from the statutory rates, primarily due to changes in non-deductible expenses and the valuation allowance, as further described in Note 8 in Notes to Consolidated Financial Statements.

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

Revenue Recognition — The Company’s revenue is derived primarily from the sale of boats and trailers, marine parts, and accessories to its independent dealers. The Company recognizes revenue when obligations under the terms of a contract are satisfied and control over promised goods is transferred to a customer. For substantially all sales, this occurs when the product is released to the carrier responsible for transporting it to a customer. The Company typically receives payment from the floor plan financing providers within 5 business days of shipment. Revenue is measured as the amount of consideration we expect to receive in exchange for a product. The Company offers dealer incentives that include wholesale rebates, retail rebates and promotions, floor plan reimbursement or cash discounts, and other allowances that are recorded as reductions of revenues in Net sales in the consolidated statements of operations. The consideration recognized represents the amount specified in a contract with a customer, net of estimated incentives the Company reasonably expects to pay. The estimated liability and reduction in revenue for dealer incentives is recorded at the time of sale. Subsequent adjustments to incentive estimates are possible because actual results may differ from these estimates if conditions dictate the need to enhance or reduce sales promotion and incentive programs or if dealer achievement or other items vary from historical trends. Accrued dealer incentives are included in Accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

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

Other Revenue Recognition Matters

Dealers generally have no right to return unsold boats. Occasionally, the Company may accept returns in limited circumstances and at the Company’s discretion under its warranty policy. The Company may be obligated, in the event of default by a dealer, to accept returns of unsold boats under its repurchase commitment to floor plan financing providers, who are able to obtain such boats through foreclosure. The repurchase commitment is on an individual unit basis with a term from the date it is financed by the lending institution through the payment date by the dealer, generally not exceeding 30 months. The Company accounts for these arrangements as guarantees and recognizes a liability based on the estimated fair value of the repurchase obligation. The estimated fair value takes into account our estimate of the loss we will incur upon resale of any repurchases. The Company accrues the estimated fair value of this obligation based on the age of inventory currently under floor plan financing and estimated credit quality of dealers holding the inventory. Inputs used to estimate this fair value include significant unobservable inputs that reflect the Company’s assumptions about the inputs that market participants would use and, therefore, this liability is classified within Level 3 of the fair value hierarchy. We incurred no material impact from repurchase events during fiscal 2022, 2021, or 2020. See Note 10 in Notes to Consolidated Financial Statements for more information on repurchase obligations.

New Accounting Pronouncements

See “Part II, Item 8. Financial Statements and Supplementary Data — Note 1 — Significant Accounting Policies — New Accounting Pronouncements.”

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of changes in the value of market risk sensitive instruments caused by fluctuations in foreign exchange rates, interest rates, and commodity prices. Changes in these factors could cause fluctuations in the results of our operations and cash flows. In the ordinary course of business, we are primarily exposed to inflation and interest rate risks.

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

As of June 30, 2022, we had $57.0 million of long-term debt outstanding, bearing interest at the effective interest rate of 2.94%. See Note 7 in Notes to Consolidated Financial Statements for more information regarding our long-term debt.

A hypothetical 1% increase or decrease in interest rates would have resulted in a $0.7 million change to our interest expense for fiscal 2022.

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

As of the end of the period covered by this Form 10-K Annual Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2022.

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on such assessment our management has concluded that, as of June 30, 2022, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of June 30, 2022, has been audited by our independent registered public accounting firm, Deloitte & Touche LLP, as stated in their report which is included in Item 15 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f), during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On September 2, 2022, we completed the sale of our NauticStar business to certain affiliates of Iconic Marine Group, LLC (“Purchaser”) pursuant to the terms of an Asset Purchase Agreement, dated September 2, 2022 (the “Purchase Agreement”), by and between Nautic Star, LLC (“Seller”) and Purchaser. Pursuant to the terms of the Purchase Agreement, Seller sold to Purchaser substantially all of the assets of NauticStar, including, among other things, all of the issued and outstanding membership interests in its wholly-owned subsidiary NS Transport, LLC, all owned real property, equipment, inventory, intellectual property and accounts receivable, and Purchaser assumed certain liabilities of NauticStar, including, among other things, product liability and warranty claims. In connection with the sale, we expect to record a loss on sale between $20.0 million to $23.0 million.

ITEM 9C. DISCOLSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

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

3.	Exhibits

The following documents are filed as a part of this annual report on Form 10-K or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Membership Interest Purchase Agreement, dated September 10, 2018 among MCBC Holdings, Inc., all of the Members of Crest Marine, LLC and Patrick Fenton, as Representative for the Members of Crest Marine, LLC	8-K	001-37502	2.1	10/1/18

3.1	Amended and Restated Certificate of Incorporation of MCBC Holdings, Inc.	10-K	001-37502	3.1	9/18/15

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of MasterCraft Boat Holdings, Inc.	10-Q	001-37502	3.2	11/9/18

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of MasterCraft Boat Holdings, Inc.	8-K	001-37502	3.1	10/25/19

3.4	Fourth Amended and Restated By-laws of MasterCraft Boat Holdings, Inc.	8-K	001-37502	3.2	10/25/19

4.1	Common stock certificate of MasterCraft Boat Holdings, Inc.	S-1/A	333-203815	4.1	7/15/15

4.2	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934					*

10.1†	MCBC Holdings, Inc. 2010 Equity Incentive Plan	S-1/A	333-203815	10.2	6/25/15

10.2†	MCBC Holdings, Inc. 2015 Incentive Award Plan	S-1/A	333-203815	10.4	7/15/15

10.3†	Form of Restricted Stock Award Agreement and Grant Notice under 2015 Incentive Award Plan (employee)	S-1/A	333-203815	10.10	7/1/15

10.4†	Form of Stock Option Agreement and Grant Notice under 2015 Incentive Award Plan (employee)	S-1/A	333-203815	10.12	7/7/15

10.5†	Form of Restricted Stock Award Grant Notice under 2015 Incentive Award Plan (director)	S-1/A	333-203815	10.13	7/7/15

10.6†	Senior Executive Incentive Bonus Plan	10-K	001-37502	10.8	9/18/15

10.7†	Non-Employee Director Compensation Policy	10-K	001-37502	10.7	9/13/19

10.8†	Employment Agreement between MasterCraft Boat Company, LLC and Timothy M. Oxley, effective as of July 1, 2018	8-K	001-37502	10.2	7/2/18

10.9†	Employment Agreement Between Crest Marine, LLC and Patrick May	10-K	001-37502	10.10	9/13/19

10.10†	Form of Indemnification Agreement for directors and officers	S-1/A	333-203815	10.9	7/7/15

10.11†	Form of Performance Stock Unit Award Agreement under 2015 Incentive Award Plan	8-K	001-37502	10.1	8/26/16

10.12	Fourth Amended and Restated Credit and Guaranty Agreement, dated October 1, 2018, by and among MasterCraft Boat Holdings, Inc. as a guarantor, MasterCraft Boat Company, LLC, MasterCraft Services, LLC, MasterCraft International Sales Administration, Inc., Nautic Star, LLC, NS Transport, LLC, and Crest Marine LLC as borrowers, Fifth Third Bank as the agent and letter of credit issuer, and the lenders party thereto	8-K	001-37502	10.1	10/1/18

10.13	Amendment No. 3 to the Fourth Amended and Restated Credit and Guaranty Agreement	10-Q	001-37502	10.1	5/8/20

10.14†	Offer Letter, dated December 2, 2019	8-K	001-37502	10.1	12/3/19

10.15†	Offer Letter, dated July 16, 2020	8-K	001-37502	10.1	8/3/20

10.16†	Form of PSU Award Agreement	8-K	001-37502	10.1	7/22/20

10.17	Agreement for Purchase and Sale of Merritt Island Facility	10-Q	001-37502	10.1	11/12/20

10.18	Amendment No. 4 and Joinder to Fourth Amended and Restated Credit and Guaranty Agreement	10-Q	001-37502	10.1	2/10/21

10.19	Credit Agreement, dated as of June 28, 2021, among MasterCraft Boat Holdings, Inc., the Lenders Party Thereto and JPMORGAN CHASE BANK, N.A., as Administrative Agent, Sole Bookrunner and Sole Lead Arranger and FIFTH THIRD BANK and BMO HARRIS BANK, N.A., as Co-Syndication Agents	8-K	001-37502	10.1	6/28/2021

10.20	Second Amendment to Credit Agreement					*

21.1	List of subsidiaries of MasterCraft Boat Holdings, Inc.					*

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm					*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer					*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer	**

101.INS	Inline XBRL Instance Document	*

101.SCH	Inline XBRL Taxonomy Extension Schema Document	*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	*

†	Indicates management contract or compensatory plan.
*	Filed herewith.
**	Furnished herewith.

ITEM 16. FORM 10-K SUMMARY.

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 8, 2022	MASTERCRAFT BOAT HOLDINGS, INC.

	By:	/s/ FREDERICK A. BRIGHTBILL
Chief Executive Officer (Principal Executive Officer) and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FREDERICK A. BRIGHTBILL	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board
Frederick A. Brightbill		September 8, 2022

/s/ TIMOTHY M. OXLEY	Chief Financial Officer (Principal Financial and Accounting Officer), Treasurer and Secretary
Timothy M. Oxley		September 8, 2022

/s/ W. PATRICK BATTLE	Director
W. Patrick Battle		September 8, 2022

/s/ JACLYN BAUMGARTEN	Director
Jaclyn Baumgarten		September 8, 2022

/s/ DONALD C. CAMPION	Director
Donald C. Campion		September 8, 2022

/s/ TJ CHUNG	Director
TJ Chung		September 8, 2022

/s/ JENNIFER DEASON	Director
Jennifer Deason		September 8, 2022

/s/ ROCH LAMBERT	Director
Roch Lambert		September 8, 2022

/s/ PETER G. LEEMPUTTE	Director
Peter G. Leemputte		September 8, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of MasterCraft Boat Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MasterCraft Boat Holdings, Inc. and subsidiaries (the "Company") as of June 30, 2022 and 2021, the related consolidated statements of operations, stockholders' equity, and cash flows, for each of the three years in the period ended June 30, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 8, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Product Warranties — Refer to Notes 1 and 6 to the financial statements

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

•

We evaluated the completeness of the accrued warranty liability through inquiries of operational and executive management regarding knowledge of known product warranty claims or product issues and evaluated whether they were appropriately considered in the determination of the accrued warranty liability.

•

We assessed management’s methodology and tested the valuation of the accrued warranty liability by developing an independent expectation for the accrual based on historical and current year warranty claims activity and any known trends in warranty claims or specific product issues, and compared our expectation to the amount recorded by management.

/s/ Deloitte & Touche LLP

Nashville, Tennessee
September 8, 2022

We have served as the Company's auditor since 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of MasterCraft Boat Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of MasterCraft Boat Holdings Inc. and subsidiaries (the “Company”) as of June 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2022, of the Company and our report dated September 8, 2022, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

Nashville, Tennessee
September 8, 2022

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of June 30
(Dollar amounts in thousands, except per share data)	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34,203	$39,252
Accounts receivable, net of allowances of $274 and $115, respectively	25,602	12,080
Income tax receivable	—	355
Inventories, net (Note 3)	78,639	53,481
Prepaid expenses and other current assets	7,666	5,059
Total current assets	146,110	110,227
Property, plant and equipment, net (Note 4)	61,747	60,495
Goodwill (Note 5)	28,493	29,593
Other intangible assets, net (Note 5)	37,418	59,899
Deferred income taxes (Note 8)	21,525	15,130
Deferred debt issuance costs, net	406	507
Other long-term assets	1,353	609
Total assets	$297,052	$276,460
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	28,050	23,861
Income tax payable	4,600	726
Accrued expenses and other current liabilities (Note 6)	57,649	46,836
Current portion of long-term debt, net of unamortized debt issuance costs (Note 7)	2,873	2,866
Total current liabilities	93,172	74,289
Long-term debt, net of unamortized debt issuance costs (Note 7)	53,676	90,277
Unrecognized tax positions (Note 8)	6,358	3,830
Other long-term liabilities	198	276
Total liabilities	153,404	168,672
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value per share — authorized, 100,000,000 shares; issued and outstanding, 18,061,437 shares at June 30, 2022 and 18,956,719 shares at June 30, 2021	181	189
Additional paid-in capital	96,584	118,930
Retained earnings (accumulated deficit)	46,883	(11,331)
Total stockholders' equity	143,648	107,788
Total liabilities and stockholders' equity	$297,052	$276,460

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended June 30
	2022	2021	2020
(Dollar amounts in thousands, except per share data)
NET SALES	$707,862	$525,808	$363,073
COST OF SALES	545,500	395,837	287,717
GROSS PROFIT	162,362	129,971	75,356
OPERATING EXPENSES:
Selling and marketing	14,624	13,021	15,981
General and administrative	40,960	37,049	25,557
Amortization of other intangible assets	3,988	3,948	3,948
Impairments (Notes 4 and 5)	24,933	—	56,437
Total operating expenses	84,505	54,018	101,923
OPERATING INCOME (LOSS)	77,857	75,953	(26,567)
OTHER EXPENSE:
Interest expense	1,471	3,392	5,045
Loss on extinguishment of debt	—	733	—
INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	76,386	71,828	(31,612)
INCOME TAX EXPENSE (BENEFIT)	18,172	15,658	(7,565)
NET INCOME (LOSS)	$58,214	$56,170	$(24,047)

NET INCOME (LOSS) PER SHARE:
Basic	$3.15	$2.99	$(1.28)
Diluted	$3.12	$2.96	$(1.28)
WEIGHTED AVERAGE SHARES USED FOR COMPUTATION OF:
Basic earnings (loss) per share	18,455,226	18,805,464	18,734,482
Diluted earnings (loss) per share	18,636,512	18,951,521	18,734,482

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional	Retained Earnings
	Common Stock		Paid-in	(Accumulated
(Dollar amounts in thousands, except share data)	Shares	Amount	Capital	Deficit)	Total
Balance at June 30, 2019	18,764,037	$188	$115,582	$(43,454)	$72,316
Share-based compensation activity	107,600	1	600	—	601
Net loss	—	—	—	(24,047)	(24,047)
Balance at June 30, 2020	18,871,637	189	116,182	(67,501)	48,870
Share-based compensation activity	85,082	—	2,748	—	2,748
Net income	—	—	—	56,170	56,170
Balance at June 30, 2021	18,956,719	189	118,930	(11,331)	107,788
Share-based compensation activity	79,879	1	3,099	—	3,100
Repurchase and retirement of common stock	(975,161)	(9)	(25,445)	—	(25,454)
Net income	—	—	—	58,214	58,214
Balance at June 30, 2022	18,061,437	$181	$96,584	$46,883	$143,648

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30
(Dollar amounts in thousands)	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$58,214	$56,170	$(24,047)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,614	11,630	10,527
Share-based compensation	3,458	2,984	1,061
Deferred income taxes	(6,390)	839	(9,840)
Unrecognized tax benefits	2,528	147	788
Amortization of debt issuance costs	235	570	572
Impairments	24,933	—	56,437
Loss on extinguishment of debt	—	733	—
Changes in certain operating assets and liabilities
Accounts receivable	(13,681)	(5,919)	6,291
Inventories	(25,315)	(28,561)	4,752
Prepaid expenses and other current assets	(2,607)	(1,340)	695
Income taxes	4,224	5,406	(3,973)
Accounts payable	3,748	13,404	(6,874)
Accrued expenses and other current liabilities	10,492	12,191	(5,527)
Other, net	(142)	284	(664)
Net cash provided by operating activities	73,311	68,538	30,198

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(15,820)	(27,862)	(14,241)
Proceeds from disposal of property, plant and equipment	—	30	23
Net cash used in investing activities	(15,820)	(27,832)	(14,218)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	60,000	—
Principal payments on long-term debt	(3,000)	(99,993)	(15,357)
Borrowings on revolving credit facility	12,000	56,228	35,000
Principal payments on revolving credit facility	(45,728)	(32,500)	(25,000)
Repurchase and retirement of common stock	(25,454)	—	—
Other, net	(358)	(1,508)	(130)
Net cash used in financing activities	(62,540)	(17,773)	(5,487)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,049)	22,933	10,493

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	39,252	16,319	5,826
CASH AND CASH EQUIVALENTS — END OF PERIOD	$34,203	$39,252	$16,319
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$1,190	$2,852	$4,841
Cash payments for income taxes	18,833	9,170	6,146
SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures in accounts payable and accrued expenses	706	265	318

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, dollars in thousands, except per share data and per unit data)

1. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation — The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of MasterCraft Boat Holdings, Inc. (“Holdings”) and its wholly owned subsidiaries from the dates of their acquisitions.  Holdings and its subsidiaries collectively are referred to herein as the “Company.” All significant intercompany accounts and transactions have been eliminated in consolidation.

Holdings has no independent operations and no material assets, other than its wholly owned equity interests in its subsidiaries, as of June 30, 2022 and 2021, and no material liabilities. As of June 30, 2022 and 2021, Holdings had no material contingencies, long-term obligations, or guarantees other than a guarantee of its subsidiaries’ long-term debt (see Note 7).

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

Reclassifications — Certain historical amounts have been reclassified in these notes to the consolidated financial statements to conform to current presentation.

Change in Reportable Segments — Beginning with the first quarter of fiscal 2022, our chief operating decision maker (“CODM”) began to manage our business, allocate resources, and evaluate performance based on the changes that were made in the Company’s management structure in connection with the transition of Aviara production to our Merritt Island, Florida facility. As a result, the Company realigned its reportable segments to MasterCraft, Crest, NauticStar, and Aviara. The Company has recast segment information for all prior periods presented. Refer to Note 12 – Segment Information for further information on the Company’s reportable segments.

Revenue Recognition — The Company’s revenue is derived primarily from the sale of boats and trailers, marine parts, and accessories to its independent dealers. The Company recognizes revenue when obligations under the terms of a contract are satisfied and control over promised goods is transferred to a customer. For substantially all sales, this occurs when the product is released to the carrier responsible for transporting it to a customer. The Company typically receives payment from the floor plan financing providers within 5 business days of shipment. Revenue is measured as the amount of consideration it expects to receive in exchange for a product. The Company offers dealer incentives that include wholesale rebates, retail rebates and promotions, floor plan reimbursement or cash discounts, and other allowances that are recorded as reductions of revenues in Net sales in the consolidated statements of operations. The consideration recognized represents the amount specified in a contract with a customer, net of estimated incentives the Company reasonably expects to pay. The estimated liability and reduction in revenue for dealer incentives is recorded at the time of sale. Subsequent adjustments to incentive estimates are possible because actual results may differ from these estimates if conditions dictate the need to enhance or reduce sales promotion and incentive programs or if dealer achievement or other items vary from historical trends. Accrued dealer incentives are included in Accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

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

Accounts Receivable — Accounts receivable represents amounts billed to customers under credit terms customary in its industry. The Company normally does not charge interest on its accounts receivable. The Company carries its accounts receivable at face value, net of an allowance for doubtful accounts, which the company records on a regular basis based upon known bad debt risks and past loss history, customer payment practices and economic conditions. Actual collection experience may differ from the current estimate of net receivables. A change to the allowance for doubtful accounts may be required if a future event or other change in circumstances results in a change in the estimate of the ultimate collectability of a specific account. Amounts recorded as bad debt expense, write-offs, and recoveries were not material for the years ended June 30, 2022, 2021, and 2020.

Cash and Cash Equivalents — The Company considers all highly-liquid investments with an original maturity of three months or less to be cash and cash equivalents. The Company’s cash deposits may at times exceed federally insured amounts. The Company had no cash equivalents at June 30, 2022 and 2021.

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

The Company is dependent on third-party equipment manufacturers, distributors, and dealers for certain parts and materials utilized in the manufacturing process. During the years ended June 30, 2022, 2021, and 2020, the Company purchased all engines for its MasterCraft performance sport boats under a supply agreement with a single vendor. Total purchases from this vendor were $45.0 million, $40.6 million, and $27.6 million for the years ended June 30, 2022, 2021, and 2020, respectively. During the years ended June

30, 2022, 2021, and 2020, the Company purchased outboard engines for its Aviara boats and a majority of the engines for its Crest boats under a supply agreement with a single vendor. Total purchases from this vendor were $36.2 million, $23.6 million, and $15.5 million for the years ended June 30, 2022, 2021, and 2020, respectively. During the years ended June 30, 2022, 2021, and 2020, the Company purchased a majority of engines for its NauticStar boats under a supply agreement with one vendor. Total purchases from this vendor were $21.2 million, $14.8 million, and $15.2 million for the years ended June 30, 2022. 2021, and 2020, respectively.

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

For the years ended June 30, 2022, 2021, and 2020, ranges of asset lives used for depreciation purposes are:

Buildings and improvements	7	-	40	years
Machinery and equipment	3	-	7	years
Furniture and fixtures	3	-	7	years

Goodwill and Other Intangible Assets — The Company does not amortize goodwill and other purchased intangible assets with indefinite lives, which are primarily related to trade names. The Company’s intangible assets with finite lives consist primarily of dealer networks and are carried at their estimated fair values at the time of acquisition, less accumulated amortization. Amortization is recognized on a straight-line basis over the estimated useful lives of the respective assets (see Note 5). Intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate long-lived assets described below. The Company has four reporting units, MasterCraft, Crest, NauticStar, and Aviara, which each relate to an operating segment as described in Note 12. As of June 30, 2022, all of the Company’s goodwill relates to the MasterCraft reporting unit and all of the Company’s other intangible assets relate to the MasterCraft and Crest reporting units.

Goodwill

Goodwill results from the excess of purchase price over the net identifiable assets of businesses acquired. The Company reviews goodwill for impairment annually, at its fiscal year-end annual impairment testing date, and whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value. As part of the impairment tests, the Company may perform a qualitative, rather than quantitative, assessment to determine whether the fair values of its reporting units are “more likely than not” to be greater than their carrying values. In performing this qualitative analysis, the Company considers various factors, including the effect of market or industry changes and the reporting units' actual results compared to projected results.

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

The Company recognized $1.1 million and $44.4 million in goodwill impairment charges during the years ended June 30, 2022 and 2020, respectively (see Note 5).

Other Intangible Assets

The Company's primary intangible assets other than goodwill are dealer networks and trade names acquired in business combinations. These intangible assets are initially valued using a methodology commensurate with the intended use of the asset. The dealer networks were valued using an income approach, which requires an estimate or forecast of the expected future cash flows from the dealer network through the application of the multi-period excess earnings approach. The fair value of trade names is measured using a relief-from-royalty approach, a variation of the income approach, which requires an estimate or forecast of the expected future cash flows. This method assumes the value of the trade name is the discounted cash flows of the amount that would be paid to third parties had the Company not owned the trade name and instead licensed the trade name from another company. The basis for future sales projections for these methods are internal revenue forecasts by reporting unit, which the Company believes represent reasonable market participant assumptions. The future cash flows are discounted using an applicable Discount Rate as well as any potential risk premium to reflect the inherent risk of holding a standalone intangible asset.

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

The Company recognized $18.5 million and $12.0 million in other intangible asset impairment charges during the years ended June, 30, 2022 and 2020, respectively (see Note 5).

Long-Lived Assets Other than Intangible Assets — The Company assesses the potential for impairment of its long-lived assets if facts and circumstances, such as declines in sales, earnings, or cash flows or adverse changes in the business climate, suggest that they may be impaired. A current expectation that, more likely than not, a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life will also trigger a review for impairment. The Company performs its assessment by comparing the book value of the asset groups to the estimated future undiscounted cash flows associated with the asset groups. If any impairment in the carrying value of its long-lived assets is indicated, the assets would be adjusted to an estimate of fair value.

The Company recognized $5.3 million in long-lived asset impairment charges during the year ended June 30, 2022, which adjusted the related assets to their estimated fair value (see Notes 4 and 5).

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

Research and Development — Research and development expenditures are expensed as incurred. Research and development expense for the years ended June 30, 2022, 2021, and 2020 was $8.2 million, $6.8 million, and $5.2 million, respectively, and is included in Operating expenses in the consolidated statements of operations.

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

Deferred Debt Issuance Costs — Certain costs incurred to obtain financing are capitalized and amortized over the term of the related debt using the effective interest method. For the years ended June 30, 2021 and 2020, the Company incurred deferred financing costs of $0.6 million and $0.3 million, respectively. For the years ended June 30, 2022, 2021, and 2020, the Company recorded related amortization expense of $0.2 million, $0.6 million, and $0.6 million, respectively. Additionally, for the year ended June 30, 2021, the Company recognized a loss on early extinguishment of debt of $0.7 million related to the debt refinancing in fiscal 2021. See Note 7 – Long-Term Debt for a discussion on debt issuance costs.

Share-Based Compensation — The Company records amounts for all share-based compensation, including grants of restricted stock awards, performance stock units, and nonqualified stock options over the vesting period in the consolidated statements of operations based on their fair values at the date of the grant. Forfeitures of share-based compensation, if any, are recognized as they occur. Share-based compensation costs are included in Selling and marketing and General and administrative expense in the consolidated statements of Operations. See Note 9 – Share-Based Compensation for a description of the Company's accounting for share-based compensation plans.

Advertising — Advertising costs are expensed when the advertising first takes place. Advertising expense recognized during the years ended June 30, 2022, 2021, and 2020, was $5.1 million, $4.8 million, and $7.0 million, respectively, and is included in Selling and marketing expenses in the consolidated statements of operations.

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

When measuring fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability. When possible, the Company looks to active and observable markets to price identical assets. When identical assets are not traded in active markets, the Company looks to market observable data for similar assets. The Company’s most significant financial asset or liability measured at fair value on a recurring basis is its inventory repurchase contingent obligation (see “Revenue Recognition - Other Revenue Recognition Matters” and Note 10). Non-recurring fair value measurements related to impairments of goodwill and other intangible assets and long-lived assets recorded in fiscal 2020 and 2022 are level 3 measurements.

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

Postretirement Benefits – The Company has a defined contribution plan and makes contributions including matching and discretionary contributions which are based on various percentages of compensation, and in some instances are based on the amount of the employees' contributions to the plans. The expense related to the defined contribution plan was $2.0 million, $1.7 million, and $1.2 million for the years ended June 30, 2022, 2021, and 2020, respectively.

Related Party Transactions – In connection with the operations of Crest, the Company made rental payments to Crest Marine Real Estate LLC (“Real Estate”) for a manufacturing facility, storage and office building (the “Crest Facility”). One of the minority owners of Real Estate is a member of the Crest management team. The lease was to expire on September 30, 2028, and was subject to four consecutive, five-year renewal periods. The lease terms included an option for the Company to purchase the Crest Facility for an amount equal to its fair market value, as determined by appraisals and negotiation between the Company and Real Estate (the “Purchase Option”). The annual rent under the lease was $0.3 million for the first five years of the lease term, and was to increase to $0.4 million for the remaining five years. Additionally, at the beginning of each of the optional renewal terms the rent was to be adjusted based on the change in the Consumer Price Index. In accordance with the Purchase Option, on October 24, 2019 the Company purchased the Crest Facility for $4.1 million.

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

New Accounting Pronouncements Issued And Adopted

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

2. REVENUE RECOGNITION

The following tables present the Company’s net sales by major product category for each reportable segment.

	Year Ended June 30, 2022
	MasterCraft	Crest	NauticStar	Aviara	Total
Major Product Categories:
Boats and trailers	$450,734	$138,841	$65,808	$34,723	$690,106
Parts	13,170	962	428	—	14,560
Other revenue	2,123	1,056	17	—	3,196
Total	$466,027	$140,859	$66,253	$34,723	$707,862

	Year Ended June 30, 2021
	MasterCraft	Crest	NauticStar	Aviara	Total
Major Product Categories:
Boats and trailers	$336,785	$101,208	$59,354	$12,462	$509,809
Parts	12,934	1,091	477	—	14,502
Other revenue	1,093	389	15	—	1,497
Total	$350,812	$102,688	$59,846	$12,462	$525,808

	For Year Ended June 30, 2020
	MasterCraft	Crest	NauticStar	Aviara	Total
Major Product Categories:
Boats and trailers	$226,509	$60,888	$54,473	$9,599	$351,469
Parts	9,731	591	448	—	10,770
Other revenue	616	209	9	—	834
Total	$236,856	$61,688	$54,930	$9,599	$363,073

On a consolidated basis, sales outside of North America accounted for 5.0%, 4.5%, and 4.8% of the Company’s net sales for the years ended June 30, 2022, 2021, and 2020, respectively. The Company had no significant concentrations of sales to individual dealers or in countries outside of North America during the years ended June 30, 2022, 2021, and 2020.

Contract Liabilities

As of June 30, 2022, the Company had $1.5 million of contract liabilities associated with customer deposits reported in Accrued expenses and other current liabilities on the consolidated balance sheet that are expected to be recognized as revenue during the year ended June 30, 2023. As of June 30, 2021, total contract liabilities were $1.8 million. During the year ended June 30, 2022, all of this amount was recognized as revenue.

See Note 1 for a description of the Company’s significant revenue recognition policies and Note 12 for a description of the Company’s segments.

3. INVENTORIES

Inventories consisted of the following:

	As of June 30,
	2022	2021
Raw materials and supplies	$61,045	$37,089
Work in process	10,184	10,171
Finished goods	9,708	8,362
Obsolescence reserve	(2,298)	(2,141)
Total inventories	$78,639	$53,481

Raw materials and supplies have increased to support higher production volumes and to increase safety stock to manage supply chain risk.

4. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, net consisted of the following:

	As of June 30,
	2022	2021
Land and improvements	$6,967	$5,955
Buildings and improvements	40,836	35,890
Machinery and equipment	39,860	42,526
Furniture and fixtures	3,516	3,126
Construction in progress	6,568	5,737
Total property, plant, and equipment	97,747	93,234
Less accumulated depreciation	(36,000)	(32,739)
Property, plant, and equipment — net	$61,747	$60,495

Depreciation expense for the years ended June 30, 2022, 2021, and 2020 was $9.6 million, $7.7 million, and $6.6 million, respectively.

During the fourth quarter of fiscal 2022, the Company identified an indication of impairment related to its NauticStar segment’s property, plant, and equipment. After performing a recoverability test, the Company recognized an impairment charge of $5.3 million, which adjusted the related assets to their estimated fair value. See Note 5 for further information related to the impairment analysis.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

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

2020 Impairment Charges

In March 2020, the World Health Organization announced that the outbreak of the novel coronavirus had become a worldwide pandemic. The resulting economic environment, including the significant share price and market volatility, as well as disruptions to supply chains resulting from the COVID-19 pandemic, triggered an interim impairment analysis for the Company’s intangible assets including goodwill. As a result of this analysis, during the three months ended March 29, 2020, the Company recorded goodwill impairment charges totaling $36.2 million and $8.2 million and trade name impairment charges totaling $7.0 million and $5.0 million related to the Crest and NauticStar segments, respectively.

2022 Impairment Charges

Aviara Impairment Activity

Beginning with the first quarter of fiscal 2022, the Company realigned its reportable segments to MasterCraft, Crest, NauticStar, and Aviara. Refer to Note 12 – Segment Information for further information on the Company’s reportable segments. As a result of the change in segments, in accordance with ASC 350, Intangibles-Goodwill and Other, the Company reallocated the goodwill recorded in the MasterCraft reporting unit to the two separate MasterCraft and Aviara reporting units using a relative fair value approach.

Prior to realigning our segments, we evaluated our goodwill for impairment and determined no impairment existed as the fair value of our MasterCraft reporting unit, which was the only reporting unit containing goodwill, was in excess of its carrying amount. In conjunction with the reallocation of goodwill, we tested the goodwill at our MasterCraft and Aviara reporting units for impairment using an income-based approach, specifically a discounted cash flow model. The cash flow model included significant judgements and assumptions related to revenue growth and Discount Rates. At the time of the impairment test, near-term operating losses generated by start-up inefficiencies negatively impacted the fair value of Aviara, causing the carrying value of the reporting unit to be in excess of the fair value. Consequently, a $1.1 million goodwill impairment charge was recognized in the first quarter of fiscal 2022.

NauticStar Impairment Activity

Despite ongoing efforts to improve operational efficiency and throughput at our NauticStar reporting unit in order to improve sales volumes and yield more favorable margins, including the engagement of third-party consulting resources beginning in the third quarter, the NauticStar reporting unit recorded unplanned negative operating results in the fourth quarter. These results, combined with the outlook for further supply chain disruptions, labor challenges, and higher costs from inflationary pressures, resulted in an impairment trigger in the fourth quarter related to the NauticStar reporting unit’s intangible and other long-lived assets.

In accordance with ASC 350, Intangibles – Goodwill and Other, we evaluated whether the carrying value of the NauticStar reporting unit’s indefinite-lived trade name intangible asset exceeded its fair value. Based on our evaluation of projected future cash flows, we concluded that the trade name intangible asset of $8.0 million was fully impaired as of June 30, 2022.

In accordance with ASC 360-10, Property, Plant and Equipment – Impairment or Disposal of Long-Lived Assets (ASC 360), we then performed a probability-weighted undiscounted cash flow analysis for the asset group related to the NauticStar reporting unit that considered projected cash flows from continuing to operate the assets through their remaining estimated useful lives, a potential sale, and a potential exit of the business other than through a sale and concluded that the carrying value of the asset group was not recoverable. The fair value of the finite-lived dealer network intangible asset was estimated using these cash flows, resulting in a full impairment of $10.5 million. The fair value of the fixed assets, which primarily comprised of machinery and equipment, such as tooling, was estimated using liquidation values, resulting in an impairment charge of $5.3 million against the asset group’s fixed assets.

As a result of our impairment analyses, we recorded total impairment charges of $23.8 million related to the NauticStar reporting unit’s intangible and fixed assets.

Goodwill

Goodwill reallocation and impairment charges for the years ended June 30, 2022, 2021, and 2020, along with the carrying amounts of goodwill as of June 30, 2022 and 2021, attributable to each of the Company’s reportable segments, were as follows:

	MasterCraft	Crest	NauticStar	Aviara	Total
Goodwill, net at June 30, 2019	$29,593	$36,238	$8,199	$—	$74,030
Impairment	—	(36,238)	(8,199)	—	(44,437)
Goodwill, net at June 30, 2020 and 2021	29,593	—	—	—	29,593
Goodwill reallocation	(1,100)	—	—	1,100	—
Impairment	—	—	—	(1,100)	(1,100)
Goodwill, net at June 30, 2022	$28,493	$—	$—	$—	$28,493

As of June 30, 2022, our annual impairment test date, the Company performed a qualitative assessment and identified no events or circumstances that indicated that there existed a more likely than not probability of impairment of goodwill within our MasterCraft segment.

	2022			2021
	Gross Amount	Accumulated Impairment Losses	Total	Gross Amount	Accumulated Impairment Losses	Total
MasterCraft	$28,493	$-	$28,493	$29,593	$-	$29,593
Crest	36,238	(36,238)	—	36,238	(36,238)	—
NauticStar	36,199	(36,199)	—	36,199	(36,199)	—
Aviara	1,100	(1,100)	—	—	—	—
Total	$102,030	$(73,537)	$28,493	$102,030	$(72,437)	$29,593

Other Intangible Assets

The following table presents the carrying amount of Other intangible assets, net as of June 30, 2022 and 2021.

	2022			2021
	Gross Amount	Accumulated Amortization / Impairment	Other intangible assets, net	Gross Amount	Accumulated Amortization / Impairment	Other intangible assets, net
Amortized intangible assets
Dealer networks	$39,500	$(28,143)	$11,357	$39,500	$(13,711)	$25,789
Software	245	(184)	61	245	(135)	110
	39,745	(28,327)	11,418	39,745	(13,846)	25,899

Unamortized intangible assets
Trade names	49,000	(23,000)	26,000	49,000	(15,000)	34,000
Total other intangible assets	$88,745	$(51,327)	$37,418	$88,745	$(28,846)	$59,899

As of June 30, 2022, our annual impairment test date, the Company performed a qualitative assessment and identified no events or circumstances that indicated that there existed a more likely than not probability of impairment of other intangible assets within our MasterCraft and Crest segments. See discussion above related to the intangible assets within our NauticStar segment.

Amortization expense related to Other intangible assets, net for years ended June 30, 2022, 2021 and 2020 was $4.0 million, $3.9 million, and $3.9 million, respectively.

The following table presents estimated future amortization expense for the next five fiscal years and thereafter.

Fiscal years ending June 30,
2023	$1,956
2024	1,812
2025	1,800
2026	1,800
2027	1,800
and thereafter	2,250
Total	$11,418

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	June 30,	June 30,
	2022	2021
Warranty	$27,489	$22,329
Dealer incentives	15,947	10,634
Compensation and related accruals	5,564	6,046
Contract liabilities	1,472	1,848
Self-insurance	1,171	865
Inventory repurchase contingent obligation	792	471
Other	5,214	4,643
Total accrued expenses and other current liabilities	$57,649	$46,836

Accrued warranty liability activity was as follows:

	June 30,	June 30,
	2022	2021
Balance at the beginning of the period	$22,329	$20,004
Provisions	13,970	9,846
Payments made	(10,797)	(9,116)
Aggregate changes for preexisting warranties	1,987	1,595
Balance at the end of the period	$27,489	$22,329

7. LONG-TERM DEBT

Long-term debt outstanding was as follows:

	As of June 30,
	2022	2021
Revolving credit facility	$—	$33,728
Term loans	57,000	60,000
Debt issuance costs on term loans	(451)	(585)
Total debt	56,549	93,143
Less current portion of long-term debt	3,000	3,000
Less current portion of debt issuance costs on term loans	(127)	(134)
Long-term debt, net of current portion	$53,676	$90,277

On June 28, 2021, the Company entered into a credit agreement with a syndicate of certain financial institutions (the “Credit Agreement”). The Credit Agreement provides the Company with a $160.0 million senior secured credit facility, consisting of a $60.0 million term loan (the “Term Loan”) and a $100.0 million revolving credit facility (the “Revolving Credit Facility”). The Credit Agreement refinanced and replaced the Fourth Amended Credit Agreement, which had been in place prior to the Credit Agreement and provided the Company with a $190.0 million senior secured credit facility, consisting of a $75.0 million term loan, and $80.0 million term loan, and a $35.0 million revolving credit facility. The Credit Agreement is secured by a first priority security interest in substantially all of the Company’s assets.

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

As a result of entering into the Credit Agreement, the Company recognized a $0.7 million loss on early extinguishment of debt during the year ended June 30, 2021 related to unamortized debt issuance costs of the previously existing credit facility.

The Credit Agreement will mature and all remaining amounts outstanding thereunder will be due and payable on June 28, 2026. As of June 30, 2022, the Company was in compliance with its financial covenants under the Credit Agreement.

As of June 30, 2022 and 2021, the effective interest rate on borrowings outstanding was 2.94% and 1.38%, respectively.

On August 31, 2022, the Company entered into the Second Amendment to the Credit Agreement to obtain the necessary consents and waivers to the restrictions described above in the covenants of the Credit Agreement, as related to the sale of the NauticStar business on September 2, 2022, as discussed in Note 13.

Revolving Credit Facility

In conjunction with the Credit Agreement entered into on June 28, 2021, the Company drew $33.7 million on its Revolving Credit Facility. Drawn amounts were used to repay a same amount of outstanding borrowings under the term loans under the Fourth Amended Credit Agreement. As of June 30, 2022, the Company had repaid all outstanding borrowings under the Revolving Credit Facility and had remaining availability of $100.0 million.

Maturities for the Term Loan and Revolving Credit Facility subsequent to June 30, 2022 are as follows:

2023	$3,000
2024	4,500
2025	4,500
2026	45,000
Total	$57,000

8. INCOME TAXES

Earnings before income taxes by jurisdiction were all in the U.S. except for income of approximately $0.1 million during each of the years ended June 30, 2022, 2021 and 2020.

For the years ended June 30, the components of the provision for income taxes are as follows:

	2022	2021	2020
Current income tax expense:
Federal	$19,620	$12,231	$2,096
State	5,580	3,057	666
Benefit of operating loss carryforwards	(638)	(469)	(554)
Total current tax expense	$24,562	$14,819	$2,208
Deferred tax (benefit) expense
Federal	$(5,351)	$1,471	$(8,887)
State	(1,032)	(632)	(886)
Foreign	(7)	—	—
Total deferred tax (benefit) expense	(6,390)	839	(9,773)
Income tax expense (benefit)	$18,172	$15,658	$(7,565)

The difference between the statutory and the effective federal tax rate for the periods below is attributable to the following:

	2022	2021	2020
Statutory income tax rate	21.00%	21.00%	21.00%
State taxes (net of federal income tax benefit and valuation allowance)	2.15%	1.66%	1.67%
Uncertain tax positions	2.67%	0.67%	(2.49%)
Change in valuation allowance	(0.04%)	0.19%	—
Permanent differences	(0.75%)	(0.69%)	(0.74%)
Tax credits	(1.21%)	(0.98%)	4.49%
Other	(0.03%)	(0.05%)	—
Effective income tax rate	23.79%	21.80%	23.93%

As of June 30, 2022, and 2021, a summary of the significant components of the Company’s deferred tax assets and liabilities was as follows:

	2022	2021
Deferred tax assets:
Intangible asset basis difference	$15,886	$12,862
Warranty reserves	6,515	5,258
Stock compensation	1,183	761
Unrecognized tax benefits	1,145	665
Inventory	1,142	624
Net operating loss	705	433
Accrued compensation	424	529
Accrued selling	390	368
Repurchase agreements	187	111
Other	332	181
Total deferred tax assets	27,909	21,792
Valuation allowance	(2)	(177)
Total deferred tax assets, net of the valuation allowance	27,907	21,615
Deferred tax liabilities:
Depreciation	(5,404)	(5,845)
Other	(978)	(640)
Total deferred tax liabilities	(6,382)	(6,485)
Net deferred tax assets	$21,525	$15,130

As of June 30, 2022, the Company has state net operating loss (NOL) carryforwards of $15.5 million. Of this amount, $3.1 million expire in varying years ranging from June 30, 2025 to June 30, 2036, while the remainder can be carried forward indefinitely. However, the Company determined that it is more likely than not that the benefit from certain state carryforwards will not be realized. In recognition of this risk, the Company has provided a partial valuation allowance on the deferred tax assets relating to these state NOL carryforwards.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding accrued amounts for interest and penalties, is as follows:

	2022	2021
Balance at July 1	$3,304	$2,993
Additions based on tax positions related to the current year	2,004	1,113
Additions for tax positions of prior years	296	77
Reductions for tax positions of prior years	(91)	(412)
Settlements of tax positions from prior years	—	(467)
Balance at June 30	$5,513	$3,304

Of this total, $4.7 million and $2.7 million as of June 30, 2022 and 2021, respectively, represent the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The total amount of interest and penalties recorded in the consolidated statements of operations for the years ended June 30, 2022, 2021, and 2020 was an expense of $0.2 million, a benefit of $0.2 million, and an expense of $0.3 million, respectively. The amounts accrued for interest and penalties at June 30, 2022 and 2021 were $0.8 million and $0.5 million, respectively, and is presented in unrecognized tax positions on the accompanying consolidated balance sheets.

In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of June 30, 2022, the Company has not made a current provision for U.S. or additional foreign withholding taxes on investments in foreign subsidiaries that are indefinitely reinvested. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances.

The Company and its subsidiaries are subject to U.S. federal income tax, as well as various other state income taxes and foreign income taxes. The federal income tax returns for the years ended June 30, 2019 through 2021 are subject to examination by the

Internal Revenue Service. For state purposes, the statutes of limitation vary by jurisdiction. With few exceptions, the Company is no longer subject to examination by taxing authorities for years before June 30, 2019. The Company expects the total amount of unrecognized benefits to increase by approximately $0.4 million in the next twelve months. The Company records unrecognized tax benefits as liabilities and adjusts these liabilities when its judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.

9. SHARE-BASED COMPENSATION

The 2015 Incentive Award Plan (“2015 Plan”) provides for the grant of stock options, including incentive stock options, and nonqualified stock options (“NSOs”), restricted stock, dividend equivalents, stock payments, restricted stock units, restricted stock awards (“RSAs”), deferred stock, deferred stock units, performance awards, stock appreciation rights, performance stock units (“PSUs”), and cash awards. As of June 30, 2022, there were 1,186,591 shares available for issuance under the 2015 Plan.

The following table presents the components of share-based compensation expense by award type for the years ended June 30, 2022, 2021, and 2020.

	2022	2021	2020
Restricted stock awards	$1,630	$1,545	$1,285
Performance stock units	1,828	1,439	(233)
Stock options	—	—	9
Share-based compensation expense	$3,458	$2,984	$1,061

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

The following table presents the income tax benefit related to share-based compensation expense recognized by award type.

	2022	2021	2020
Restricted stock awards	$377	$350	$290
Performance stock units	423	326	(53)
Stock options	—	—	2
Share-based compensation expense	$800	$676	$239

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

The fair value of RSAs vested during the years ended June 30, 2022, 2021, and 2020 was $2.4 million, $1.6 million, and $1.0 million, respectively.

A summary of RSA activity for the years ended June 30, 2022, 2021, and 2020, is as follows:

	Number of Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value
Total Non-vested Restricted Stock Awards at June 30, 2019	53,804	$22.94
Granted	138,457	17.41
Vested	(50,570)	20.09
Forfeited	(34,797)	20.24
Total Non-vested Restricted Stock Awards at June 30, 2020	106,894	18.01
Granted	93,357	20.34
Vested	(73,385)	18.54
Forfeited	(8,673)	19.29
Total Non-vested Restricted Stock Awards at June 30, 2021	118,193	19.42
Granted	95,753	25.04
Vested	(99,004)	22.01
Forfeited	(8,534)	24.65
Total Non-vested Restricted Stock Awards at June 30, 2022	106,408	21.65

As of June 30, 2022, there was $1.7 million of total unrecognized compensation expense related to non-vested RSAs. The Company expects this expense to be recognized over a weighted average period of 1.5 years.

Performance Stock Units

During the years ended June 30, 2022, 2021, and 2020, the Company granted performance shares to certain employees. The awards will be earned based on the Company’s achievement of certain performance criteria over a three-year performance period. The performance period for the awards commence on July 1 of the fiscal year in which they were granted and continue for a three-year period, ending on June 30 of the applicable year. The probability of achieving the performance criteria is assessed quarterly. Following the determination of the Company’s achievement with respect to the performance criteria, the amount of shares awarded will be subject to adjustment based on the application of a total shareholder return (“TSR”) modifier. The grant date fair value is determined based on both the assessment of the probability of the Company’s achieving the performance criteria and an estimate of the expected TSR modifier. The TSR modifier estimate is determined by using a Monte Carlo Simulation model, which considers the likelihood of all possible outcomes of long-term market performance. The amount of compensation cost the Company recognizes over the requisite service period is based on management’s best estimate of the achievement of the performance criteria.

The fair value of PSUs vested during the years ended June 30, 2022, 2021, and 2020 was $2.1 million, $0.4 million, and $0.2 million, respectively.

A summary of PSU activity for the years ended June 30, 2022, 2021, and 2020, is as follows:

	Number of Performance Stock Units	Weighted Average Grant Date Fair Value
Total Non-vested Performance Stock Units at June 30, 2019	50,621	$23.34
Granted	72,048	18.18
Vested	(8,383)	19.40
Forfeited	(46,882)	20.82
Total Non-vested Performance Stock Units at June 30, 2020	67,404	20.02
Granted	123,096	22.11
Vested	(14,627)	26.29
Forfeited	(15,588)	20.25
Total Non-vested Performance Stock Units at June 30, 2021	160,285	21.03
Granted	53,842	28.73
Vested	(99,860)	20.16
Forfeited	(9,077)	26.71
Total Non-vested Performance Stock Units at June 30, 2022	105,190	25.30

As of June 30, 2022, there was $1.8 million of total unrecognized compensation expense related to non-vested PSUs. The Company expects this expense to be recognized over a weighted average period of 1.5 years.

Nonqualified Stock Options

In July 2015, the Company granted 137,786 NSOs to certain employees. As of July 2019, all outstanding options were fully vested and exercisable. The fair value of NSOs vested during the year ended June 30, 2020 was $0.2 million.

A summary of NSO activity for the years ended June 30, 2022, 2021, and 2020 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Yrs.)	Value
Outstanding at June 30, 2019	80,859	$10.70	6.1	$719
Granted	—
Exercised	(48,467)	10.70
Forfeited or expired	—
Outstanding at June 30, 2020	32,392	10.70	5.1	270
Granted	—
Exercised	(7,952)	10.70
Forfeited or expired	—
Outstanding at June 30, 2021	24,440	10.70	4.1	381
Granted	—
Exercised	(9,294)	10.70
Forfeited or expired	—
Outstanding at June 30, 2022	15,146	10.70	3.1	157

10. COMMITMENTS AND CONTINGENCIES

Repurchase Obligations

Under certain conditions, the Company is obligated to repurchase new inventory repossessed from dealerships by financial institutions that provide credit to the Company’s dealers. See Note 1 for more information regarding the terms and accounting policies related to this obligation. The maximum obligation of the Company under such floor plan agreements totaled approximately $97.3 million and $67.0 million as of June 30, 2022 and June 30, 2021, respectively. We incurred no material impact from repurchase events during the years ended June 30, 2022, 2021, and 2020. The Company recorded a repurchase liability of $0.8 million and $0.5 million as of June 30, 2022 and 2021, respectively.

Purchase Commitments

The Company is engaged in an exclusive contract with a single vendor to provide engines for its MasterCraft performance sport boats. This contract makes this vendor the only supplier to MasterCraft for in-board engines and expires June 30, 2025. The Company is obligated to purchase a minimum number of engines for each model year under this contract. The Company could also be required to pay a penalty to this vendor in order to maintain exclusivity if annual purchases under the agreement fail to meet a certain volume threshold. We incurred no penalties related to purchase commitments during the years ended June 30, 2022, 2021, and 2020.

In October 2021, the Company entered into a new supplier agreement to purchase marine outboard engines for its Crest pontoon boats. During the term of the agreement, which expires July 2, 2022, the Company is obligated to purchase a minimum annual gross dollar value in engines. As of June 30, 2022, the obligation under the agreement had been satisfied.

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

The lease-related balances as of June 30, 2022 and 2021, and activity and costs during the periods presented are not material.

Legal Proceedings

The Company is subject to various litigation, claims and proceedings, which have arisen in the ordinary course of business. The Company accrues for litigation, claims and proceedings when a liability is both probable and the amount can be reasonably estimated.

As of June 30, 2022, the Company’s accruals for litigation matters are not material. While these matters are subject to inherent uncertainties, management believes that current litigation, claims and proceedings, individually and in aggregate, and after considering expected insurance reimbursements, are not likely to have a material adverse impact on the Company’s financial position, results of operations or cash flows.

11. EARNINGS PER SHARE AND COMMON STOCK

The factors used in the earnings per share computation are as follows:

	2022	2021	2020
Net income (loss)	$58,214	$56,170	$(24,047)

Weighted average shares — basic	18,455,226	18,805,464	18,734,482
Dilutive effect of assumed exercises of stock options	11,110	14,814	—
Dilutive effect of assumed restricted share awards/units	170,176	131,243	—
Weighted average outstanding shares — diluted	18,636,512	18,951,521	18,734,482
Basic net income (loss) per share	$3.15	$2.99	$(1.28)
Diluted net income (loss) per share	$3.12	$2.96	$(1.28)

For the years ended June 30, 2022 and 2021, an immaterial number of shares were excluded from the computation of diluted earnings per share as the effect would have been anti-dilutive. For the year ended June 30, 2020, the dilutive effect of approximately 45,000 outstanding RSAs, PSUs and NSOs have been excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive because of the net loss for the year ended June 30, 2020.

Stock Repurchase Program

On June 24, 2021, the board of directors of the Company authorized a stock repurchase program that allows for the repurchase of up to $50.0 million of the Company’s common stock during the three-year period ending June 24, 2024. During the fiscal year ended June 30, 2022, the Company repurchased 975,161 shares of common stock for $25.5 million in cash, including related fees and expenses. We did not repurchase any common stock during fiscal 2021. As of June 30, 2022, $24.5 million remained available under the current authorization.
12. SEGMENT INFORMATION

Change in Reportable Segments

Beginning with the first quarter of fiscal 2022 and as discussed in Note 1, our CODM began to manage our business, allocate resources, and evaluate performance based on the reportable segments of MasterCraft, Crest, NauticStar, and Aviara.

Reportable Segments

Operating segments are identified as components of an enterprise about which discrete financial information is available for evaluation by the CODM in making decisions on how to allocate resources and assess performance. For the year ended June 30, 2022, the Company’s CODM regularly assessed the operating performance of the Company’s boat brands under four operating and reportable segments:

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
•

The Aviara segment produces luxury day boats at its Merritt Island, Florida facility. Aviara boats are primarily used for general recreational boating. Beginning in fiscal 2022, the CODM began to assess Aviara’s performance on a stand-alone basis using criteria consistent with our other operating and reportable segments.

Each segment distributes its products through its own independent dealer network. Each segment also has its own management structure which is responsible for the operations of the segment and is directly accountable to the CODM for the operating performance of the segment, which is regularly assessed by the CODM who allocates resources based on that performance.

The Company files a consolidated income tax return and does not allocate income taxes and other corporate-level expenses, including interest, to operating segments. All material corporate costs are included in the MasterCraft segment.

Selected financial information for the Company’s reportable segments was as follows:

	For the Year Ended June 30, 2022
	MasterCraft	Crest	NauticStar	Aviara	Consolidated
Net sales	$466,027	$140,859	$66,253	$34,723	$707,862
Operating income (loss)	105,341	19,892	(38,338)	(9,038)	77,857
Depreciation and amortization	4,968	2,665	3,883	2,098	13,614
Impairments	—	—	23,833	1,100	24,933
Purchases of property, plant and equipment	6,642	4,193	3,524	1,461	15,820

	For the Year Ended June 30, 2021
	MasterCraft	Crest	NauticStar	Aviara	Consolidated

Net sales	$350,812	$102,688	$59,846	$12,462	$525,808
Operating income (loss)	73,354	13,605	(2,690)	(8,316)	75,953
Depreciation and amortization	4,479	2,503	3,262	1,386	11,630
Purchases of property, plant and equipment	5,273	892	2,643	19,054	27,862

	For the Year Ended June 30, 2020
	MasterCraft	Crest	NauticStar	Aviara	Consolidated
Net sales	$236,856	$61,688	$54,930	$9,599	$363,073
Operating income (loss)	35,833	(42,115)	(17,681)	(2,604)	(26,567)
Impairments	—	43,238	13,199	—	56,437
Depreciation and amortization	4,078	2,394	3,454	601	10,527
Purchases of property, plant and equipment	5,003	5,244	2,804	1,190	14,241

The following table presents total assets for the Company’s reportable segments as of June 30, 2022, and 2021.

	June 30, 2022	June 30, 2021
Assets:
MasterCraft	$178,653	$158,610
Crest	53,956	42,204
NauticStar	29,328	44,181
Aviara	35,115	31,465
Total assets	$297,052	$276,460

13. SUBSEQUENT EVENT

On August 9, 2022, the Company announced the Board of Directors was evaluating strategic alternatives for the NauticStar reporting unit, including a wide range of available alternatives, with the intention of exiting the NauticStar business.

On September 2, 2022, the Company sold the NauticStar business. Pursuant to the terms of the purchase agreement, substantially all of the assets of NauticStar were sold, including, among other things, all of the issued and outstanding membership interests in its wholly-owned subsidiary NS Transport, LLC, all owned real property, equipment, inventory, intellectual property and accounts receivable, and the purchaser assumed certain liabilities of NauticStar, including, among other things, product liability and warranty claims.

In conjunction with the purchase agreement, the Company entered into a joint employer services agreement and a transition services agreement, which provide certain services to the purchaser for various periods of time after the sale. These agreements are not expected to have a material impact on expenditures, earnings, nor cash flows.

Further, the Company entered into the Second Amendment to the Credit Agreement as described further in Note 7 related to waivers of restrictions within the Credit Agreement, as amended, on the sale of assets.