Form 10-Q
period 2022-10-02
MasterCraft Boat Holdings, Inc.
filed 2022-11-09
CIK 1638290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 2, 2022

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

As of November 4, 2022, there were 17,804,375 shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding.

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on assumptions that we have made considering our industry experience and our perceptions of historical trends, current conditions, expected future developments and other important factors we believe are appropriate under the circumstances. As you read and consider this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many important factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance anticipated in the forward-looking statements, including but not limited to the following: the potential effects of supply chain disruptions and production inefficiencies, general economic conditions, demand for our products, inflation, changes in consumer preferences, competition within our industry, our reliance on our network of independent dealers, our ability to manage our manufacturing levels and our fixed cost base, the successful introduction of our new products, geopolitical conflicts and the other important factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, filed with the Securities and Exchange Commission (“SEC”) on September 9, 2022 (our “2022 Annual Report”). Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual operating and financial performance may vary in material respects from the performance projected in these forward-looking statements.

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

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

	Three Months Ended
	October 2,	October 3,
	2022	2021
NET SALES	$169,516	$130,650
COST OF SALES	123,543	100,068
GROSS PROFIT	45,973	30,582
OPERATING EXPENSES:
Selling and marketing	3,779	3,893
General and administrative	9,483	8,720
Amortization of other intangible assets	489	489
Goodwill impairment	—	1,100
Total operating expenses	13,751	14,202
OPERATING INCOME	32,222	16,380
OTHER INCOME (EXPENSE):
Interest expense	(562)	(382)
Interest income	151	—
INCOME BEFORE INCOME TAX EXPENSE	31,811	15,998
INCOME TAX EXPENSE	7,176	3,766
NET INCOME FROM CONTINUING OPERATIONS	24,635	12,232
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX (Note 3)	(20,567)	(1,846)
NET INCOME	$4,068	$10,386

NET INCOME (LOSS) PER SHARE:
Basic
Continuing operations	$1.38	$0.65
Discontinued operations	(1.15)	(0.10)
Net income	$0.23	$0.55

Diluted
Continuing operations	$1.37	$0.65
Discontinued operations	(1.14)	(0.10)
Net income	$0.23	$0.55

WEIGHTED AVERAGE SHARES USED FOR COMPUTATION OF:
Basic earnings per share	17,946,061	18,850,301
Diluted earnings per share	18,031,725	19,004,119

Notes to Unaudited Condensed Consolidated Financial Statements form an integral part of the condensed consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	October 2,	June 30,
	2022	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,829	$34,203
Accounts receivable, net of allowance of $130 and $214, respectively	18,615	22,472
Income tax receivable	1,014	—
Inventories, net (Note 4)	68,790	58,595
Prepaid expenses and other current assets	5,946	7,232
Current assets associated with discontinued operations (Note 3)	—	23,608
Total current assets	135,194	146,110
Property, plant and equipment, net	59,676	55,823
Goodwill (Note 5)	28,493	28,493
Other intangible assets, net (Note 5)	36,929	37,418
Deferred income taxes	19,109	21,525
Deferred debt issuance costs, net	380	406
Other long-term assets	1,956	1,290
Non-current assets associated with discontinued operations (Note 3)	—	5,987
Total assets	$281,737	$297,052
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	23,936	23,375
Income tax payable	488	4,600
Accrued expenses and other current liabilities (Note 6)	50,674	54,437
Current portion of long-term debt, net of unamortized debt issuance costs (Note 8)	3,250	2,873
Current liabilities associated with discontinued operations (Note 3)	—	7,887
Total current liabilities	78,348	93,172
Long-term debt, net of unamortized debt issuance costs (Note 8)	52,582	53,676
Unrecognized tax positions	5,540	6,358
Other long-term liabilities	1,079	198
Total liabilities	137,549	153,404
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value per share — authorized, 100,000,000 shares; issued and outstanding, 17,998,117 shares at October 2, 2022 and 18,061,437 shares at June 30, 2022	180	181
Additional paid-in capital	93,057	96,584
Retained earnings	50,951	46,883
Total stockholders' equity	144,188	143,648
Total liabilities and stockholders' equity	$281,737	$297,052

Notes to Unaudited Condensed Consolidated Financial Statements form an integral part of the condensed consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance at June 30, 2022	18,061,437	$181	$96,584	$46,883	$143,648
Share-based compensation activity	128,040	1	649	—	650
Repurchase and retirement of common stock	(191,360)	(2)	(4,176)	—	(4,178)
Net income	—	—	—	4,068	4,068
Balance at October 2, 2022	17,998,117	$180	$93,057	$50,951	$144,188

			Additional	Retained Earnings
	Common Stock		Paid-in	(Accumulated
	Shares	Amount	Capital	Deficit)	Total
Balance at June 30, 2021	18,956,719	$189	$118,930	$(11,331)	$107,788
Share-based compensation activity	62,865	1	705	—	706
Repurchase and retirement of common stock	(58,379)	(1)	(1,486)	—	(1,487)
Net income	—	—	—	10,386	10,386
Balance at October 3, 2021	18,961,205	$189	$118,149	$(945)	$117,393

Notes to Unaudited Condensed Consolidated Financial Statements form an integral part of the condensed consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Three Months Ended
	October 2,	October 3,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,068	$10,386
Loss from discontinued operations	20,567	1,846
Net income from continuing operations	24,635	12,232
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,601	2,459
Share-based compensation	1,120	862
Unrecognized tax benefits	(818)	464
Deferred income taxes	2,416	(248)
Amortization of debt issuance costs	59	59
Goodwill impairment	—	1,100
Changes in certain operating assets and liabilities	(10,021)	(24,831)
Other, net	726	453
Net cash provided by (used in) operating activities of continuing operations	20,718	(7,450)
Net cash used in operating activities of discontinued operations	(2,230)	(6,105)
Net cash provided by (used in) operating activities	18,488	(13,555)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(5,968)	(2,550)
Net cash used in investing activities of continuing operations	(5,968)	(2,550)
Net cash used in investing activities of discontinued operations	(501)	(1,068)
Net cash used in investing activities	(6,469)	(3,618)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on revolving credit facility	—	(20,000)
Borrowings on revolving credit facility	—	12,000
Principal payments on long-term debt	(750)	(750)
Repurchase and retirement of common stock	(4,178)	(1,487)
Other, net	(465)	(191)
Net cash used in financing activities of continuing operations	(5,393)	(10,428)
NET CHANGE IN CASH AND CASH EQUIVALENTS	6,626	(27,601)

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	34,203	39,252
CASH AND CASH EQUIVALENTS — END OF PERIOD	$40,829	$11,651
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$542	$282
Cash payments for income taxes	5,627	5,170
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures in accounts payable and accrued expenses	643	815

Notes to Unaudited Condensed Consolidated Financial Statements form an integral part of the condensed consolidated financial statements.

1.
BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The Company’s fiscal year begins July 1 and ends June 30, with the interim quarterly reporting periods consisting of 13 weeks. Therefore, the fiscal quarter end will not always coincide with the date of the end of a calendar month.

The accompanying unaudited condensed consolidated financial statements include the accounts of MasterCraft Boat Holdings, Inc. ("Holdings") and its wholly owned subsidiaries from the dates of their acquisitions. Holdings and its subsidiaries collectively are referred to herein as the "Company." The unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements for the year ended June 30, 2022 and, in the opinion of management, reflect all adjustments considered necessary to present fairly the Company’s financial position as of October 2, 2022, its results of operations for the three months ended October 2, 2022 and October 3, 2021, its cash flows for the three months ended October 2, 2022 and October 3, 2021, and its statements of stockholders’ equity for the three months ended October 2, 2022 and October 3, 2021. All adjustments are of a normal, recurring nature. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the SEC for financial information have been condensed or omitted pursuant to such rules and regulations. The June 30, 2022 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP for complete financial statements. However, management believes that the disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in our 2022 Annual Report on Form 10-K.

Due to the seasonality of the Company’s business, the interim results are not necessarily indicative of the results that may be expected for the remainder of the fiscal year.

There were no significant changes in or changes to the application of the Company’s significant or critical accounting policies or estimation procedures for the three months ended October 2, 2022 as compared with those described in the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2022.

Discontinued Operations — On September 2, 2022, the Company sold substantially all of the assets and liabilities of its NauticStar segment. The disposal represented the Company's exit from the saltwater fishing and deck boat category, a strategic shift that has a significant effect on the Company's operations and financial results, and as such, qualifies for reporting as discontinued operations. The NauticStar segment results, for the periods presented, are reflected in our condensed consolidated statements of operations and condensed consolidated statements of cash flows as discontinued operations. Additionally, the related assets and liabilities associated with the discontinued operations are classified as discontinued operations in our condensed consolidated balance sheets for the prior-period presented (see Note 3).

Unless otherwise indicated, the financial disclosures and related information provided herein relate to our continuing operations and we have recast prior period amounts to reflect discontinued operations.

Reclassifications — Certain historical amounts have been reclassified in these condensed consolidated financial statements to conform to the current presentation.

2.
REVENUE RECOGNITION

The following tables present the Company's revenue by major product category for each reportable segment:

	Three Months Ended October 2, 2022
	MasterCraft	Crest	Aviara	Total
Major Product Categories:
Boats and trailers	$108,204	$43,143	$12,935	$164,282
Parts	4,237	253	—	4,490
Other revenue	579	165	—	744
Total	$113,020	$43,561	$12,935	$169,516

	Three Months Ended October 3, 2021
	MasterCraft	Crest	Aviara	Total
Major Product Categories:
Boats and trailers	$87,929	$32,369	$5,855	$126,153
Parts	3,828	236	—	4,064
Other revenue	258	175	—	433
Total	$92,015	$32,780	$5,855	$130,650

Contract Liabilities

As of June 30, 2022, the Company had $1.4 million of contract liabilities associated with customer deposits. During the three months ended October 2, 2022, $1.3 million was recognized as revenue. As of October 2, 2022, total contract liabilities associated with customer deposits were $1.9 million, were reported in Accrued expenses and other current liabilities on the condensed consolidated balance sheet, and all of the amounts are expected to be recognized as revenue during the remainder of the year ending June 30, 2023.

3.
DISCONTINUED OPERATIONS

On September 2, 2022, the Company sold its NauticStar business to certain affiliates of Iconic Marine Group, LLC ("Purchaser"). Pursuant to the terms of the purchase agreement, substantially all of the assets of NauticStar were sold, including, among other things, all of the issued and outstanding membership interests in its wholly-owned subsidiary NS Transport, LLC, all owned real property, equipment, inventory, intellectual property and accounts receivable, and the Purchaser assumed substantially all of the liabilities of NauticStar, including, among other things, product liability and warranty claims.

In conjunction with the purchase agreement, the Company entered into a joint employer services agreement and a transition services agreement, which provide certain services to the Purchaser for various periods of time after the sale. Both agreements ended during the second quarter of fiscal 2023. These agreements did not a have a material impact on expenditures, earnings, nor cash flows during the quarter ended October 2, 2022.

Further, the Company entered into the Second Amendment to the Credit Agreement as described further in Note 8 related to waivers of restrictions within the Credit Agreement, as amended, on the sale of assets.

The sale resulted in a non-cash pretax loss on sale of $22.1 million. The loss on sale is subject to changes based upon a customary working capital adjustment, which is expected to be finalized within 120 days after the transaction close date. Furthermore, assets and liabilities retained, primarily related to certain claims, are subject to change and could result in additional amounts being recorded as discontinued operations.

The following table summarizes the operating results of discontinued operations:

	Three Months Ended
	October 2,	October 3,
	2022	2021
NET SALES	$7,870	$13,360
COST OF SALES	9,114	13,820
GROSS PROFIT	(1,244)	(460)
OPERATING EXPENSES:
Selling, general and administrative	2,345	1,339
Amortization of other intangible assets	—	537
Total operating expenses	2,345	1,876
OPERATING LOSS	(3,589)	(2,336)
Loss on sale of discontinued operations	22,087	—
LOSS BEFORE INCOME TAX BENEFIT	(25,676)	(2,336)
INCOME TAX BENEFIT	5,109	490
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	$(20,567)	$(1,846)

The following table summarizes the assets and liabilities associated with discontinued operations:

June 30,
2022
CURRENT ASSETS:
Accounts receivable, net of allowance	$3,130
Inventories, net	20,044
Other current assets	434
Total current assets classified as discontinued operations	$23,608

NON-CURRENT ASSETS:
Property, plant and equipment, net	$5,924
Other long-term assets	63
Total non-current assets classified as discontinued operations	$5,987

CURRENT LIABILITIES:
Accounts payable	$4,675
Accrued expenses and other current liabilities	3,212
Total current liabilities classified as discontinued operations	$7,887

4.
INVENTORIES

Inventories consisted of the following:

	October 2,	June 30,
	2022	2022
Raw materials and supplies	$49,023	$45,021
Work in process	10,288	7,634
Finished goods	11,856	7,710
Obsolescence reserve	(2,377)	(1,770)
Total inventories	$68,790	$58,595

Inventories have increased for the three months ended October 2, 2022, primarily reflecting cyclical new model year production efforts, as well as increased material costs caused by inflation. Additionally, raw materials and supplies remain elevated to manage supply chain risks.

5.
GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amounts of goodwill as of October 2, 2022, and June 30, 2022, along with accumulated goodwill reallocations and accumulated impairment losses attributable to each of the Company’s reportable segments, were as follows:

	MasterCraft	Crest	Aviara	Total
Goodwill	$29,593	$36,238	$—	$65,831
Goodwill reallocation	(1,100)	—	1,100	—
Accumulated impairment losses	—	(36,238)	(1,100)	(37,338)
Goodwill, net	28,493	—	—	28,493

Fiscal 2022 Goodwill Impairment

During the three months ended October 3, 2021, a $1.1 million impairment charge was recognized for our Aviara reporting unit. See Part IV. Item 15, Note 5 — Goodwill and Other Intangible Assets in Notes to Consolidated Financial Statements in our 2022 Annual Report on Form 10-K for further details. No goodwill impairment charges were recognized during the three months ended October 2, 2022.

The following table presents the carrying amount of Other intangible assets, net:

	October 2,			June 30,
	2022			2022
	Gross Amount	Accumulated Amortization / Impairment	Other intangible assets, net	Gross Amount	Accumulated Amortization / Impairment	Other intangible assets, net
Amortized intangible assets
Dealer networks	$19,500	$(8,620)	$10,880	$19,500	$(8,143)	$11,357
Software	245	(196)	49	245	(184)	61
	19,745	(8,816)	10,929	19,745	(8,327)	11,418

Unamortized intangible assets
Trade names	33,000	(7,000)	26,000	33,000	(7,000)	26,000
Total other intangible assets	$52,745	$(15,816)	$36,929	$52,745	$(15,327)	$37,418

Amortization expense related to Other intangible assets, net for the three months ended October 2, 2022 and October 3, 2021 was $0.5 million. Estimated amortization expense for the fiscal year ending June 30, 2023 is $2.0 million.

6.
ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	October 2,	June 30,
	2022	2022
Warranty	$26,920	$25,824
Dealer incentives	10,418	15,508
Compensation and related accruals	3,356	4,908
Contract liabilities	1,898	1,447
Self-insurance	1,240	1,171
Freight	1,080	1,157
Liabilities retained associated with discontinued operations	1,043	—
Inventory repurchase contingent obligation	774	661
Other	3,945	3,761
Total accrued expenses and other current liabilities	$50,674	$54,437

Accrued warranty liability activity was as follows for the three months ended:

	October 2,	October 3,
	2022	2021
Balance at the beginning of the period	$25,824	$20,655
Provisions	3,345	2,332
Payments made	(3,177)	(2,407)
Aggregate changes for preexisting warranties	928	952
Balance at the end of the period	$26,920	$21,532

7. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is subject to various litigation, claims and proceedings, which have arisen in the ordinary course of business. The Company accrues for litigation, claims and proceedings when a liability is both probable and the amount can be reasonably estimated.

As of October 2, 2022, the Company’s accruals for litigation matters are not material. While these matters are subject to inherent uncertainties, management believes that current litigation, claims and proceedings, individually and in the aggregate, and after considering expected insurance reimbursements, are not likely to have a material adverse impact on the Company’s financial position, results of operations or cash flows.

8.
LONG-TERM DEBT

Long-term debt is as follows:

	October 2,	June 30,
	2022	2022

Term loan	$56,250	$57,000
Debt issuance costs on term loan	(418)	(451)
Total debt	55,832	56,549
Less current portion of long-term debt	3,375	3,000
Less current portion of debt issuance costs on term loan	(125)	(127)
Long-term debt, net of current portion	$52,582	$53,676

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

On August 31, 2022, the Company entered into the Second Amendment to the Credit Agreement to obtain the necessary consents and waivers related to the sale of the NauticStar segment on September 2, 2022, as discussed in Note 3.

The Credit Agreement, as amended, bears interest, at the Company’s option, at either the prime rate plus an applicable margin ranging from 0.25% to 1.00% or at an adjusted term benchmark rate plus an applicable margin ranging from 1.25% to 2.00%, in each case based on the Company’s net leverage ratio. The Company is also required to pay a commitment fee for any unused portion of the revolving credit facility ranging from 0.15% to 0.30% based on the Company’s net leverage ratio. Effective during the three months ended October 2, 2022, the applicable margin for loans accruing at the prime rate was 0.25% and the applicable margin for loans accruing interest at the benchmark rate was 1.25%. As of October 2, 2022, the interest rate on the Company’s term loan was 4.38%.

The Credit Agreement will mature and all remaining amounts outstanding thereunder will be due and payable on June 28, 2026. As of October 2, 2022, the Company was in compliance with its financial covenants under the Credit Agreement.

Revolving Credit Facility

As of October 2, 2022, the Company had no amounts outstanding on its Revolving Credit Facility and had remaining availability of $100.0 million.

9.
INCOME TAXES

The Company’s consolidated interim effective tax rate is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items. The differences between the Company’s effective tax rates and the statutory federal tax rate of 21.0% primarily relate to the inclusion of the state tax rate in the overall effective rate, the benefit of federal and state credits, and a permanent benefit associated with the foreign derived intangible income deduction, partially offset by a permanent add-back for Section 162(m) limitations. During the three months ended October 2, 2022 and October 3, 2021, the Company’s effective tax rate was 22.6% and 23.5%, respectively. The Company’s effective tax rate for the three months ended October 2, 2022 is lower compared to the effective tax rate for the three months ended October 3, 2021, primarily due to a decrease in the tax impact of uncertain state tax positions.

10.
SHARE-BASED COMPENSATION

The following table presents the components of share-based compensation expense by award type.

	Three Months Ended
	October 2,	October 3,
	2022	2021
Restricted stock awards	$552	$454
Performance stock units	568	408
Share-based compensation expense	$1,120	$862

Restricted Stock Awards

During the three months ended October 2, 2022, the Company granted 94,667 restricted stock awards (“RSAs”) to the Company’s non-executive directors, officers and certain other key employees. Generally, the shares of restricted stock granted during the three months ended October 2, 2022, vest pro-rata over three years for officers and certain other key employees and over one year for non-executive directors. The Company determined the fair value of the shares awarded by using the close price of our common stock as of the date of grant. The weighted average grant date fair value of RSAs granted in the three months ended October 2, 2022, was $23.55 per share.

The following table summarizes the status of nonvested RSAs as of October 2, 2022, and changes during the three months then ended.

		Average
	Nonvested	Grant-Date
	Restricted	Fair Value
	Shares	(per share)
Nonvested at June 30, 2022	106,408	$21.65
Granted	94,667	23.55
Vested	(34,418)	18.71
Forfeited	(4,727)	22.11
Nonvested at October 2, 2022	161,930	23.38

As of October 2, 2022, there was $3.3 million of total unrecognized compensation expense related to nonvested RSAs. The Company expects this expense to be recognized over a weighted average period of 2.0 years.

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

The following table summarizes the status of nonvested PSUs as of October 2, 2022, and changes during the three months then ended.

		Average
	Nonvested	Grant-Date
	Performance	Fair Value
	Stock Units	(per share)
Nonvested at June 30, 2022	105,190	$25.30
Granted	75,557	23.55
Forfeited	(1,996)	23.55
Nonvested at October 2, 2022	178,751	24.58

As of October 2, 2022, there was $3.1 million of total unrecognized compensation expense related to nonvested PSUs. The Company expects this expense to be recognized over a weighted average period of 2.1 years.

11.
EARNINGS PER SHARE AND COMMON STOCK

The following table sets forth the computation of the Company’s net income per share:

	Three Months Ended
	October 2,	October 3,
	2022	2021
Net income from continuing operations	$24,635	$12,232
Loss from discontinued operations, net of tax	(20,567)	(1,846)
Net income	$4,068	$10,386

Weighted average shares — basic	17,946,061	18,850,301
Dilutive effect of assumed exercises of stock options	8,093	14,242
Dilutive effect of assumed restricted share awards/units	77,571	139,576
Weighted average outstanding shares — diluted	18,031,725	19,004,119
Basic net income (loss) per share
Continuing operations	$1.38	$0.65
Discontinued operations	(1.15)	(0.10)
Net income	$0.23	$0.55
Diluted net income (loss) per share
Continuing operations	$1.37	$0.65
Discontinued operations	(1.14)	(0.10)
Net income	$0.23	$0.55

For the three months ended October 2, 2022 and October 3, 2021, an immaterial number of shares were excluded from the computation of diluted earnings per share as the effect would have been anti-dilutive.

Stock Repurchase Program

On June 24, 2021, the board of directors of the Company authorized a stock repurchase program that allows for the repurchase of up to $50.0 million of the Company’s common stock during the three-year period ending June 24, 2024. During the three months ended October 2, 2022, the Company repurchased 191,360 shares of common stock for $4.2 million in cash, including related fees and expenses. During the three months ended October 3, 2021, the Company repurchased 58,379 shares of common stock for $1.5 million. As of October 2, 2022, $20.4 million remained available under the program.

12.
SEGMENT INFORMATION

Reportable Segments

Operating segments are identified as components of an enterprise about which discrete financial information is available for evaluation by the CODM in making decisions on how to allocate resources and assess performance. For the three months ended October 2, 2022, the Company’s CODM regularly assessed the operating performance of the Company’s boat brands under three operating and reportable segments:

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

Selected financial information for the Company’s reportable segments was as follows:

	For the Three Months Ended October 2, 2022
	MasterCraft	Crest	Aviara	Consolidated
Net sales	$113,020	$43,561	$12,935	$169,516
Operating income	24,072	7,543	607	32,222
Depreciation and amortization	1,382	682	537	2,601
Purchases of property, plant and equipment	2,109	2,523	1,336	5,968

	For the Three Months Ended October 3, 2021
	MasterCraft	Crest	Aviara	Consolidated
Net sales	$92,015	$32,780	$5,855	$130,650
Operating income (loss)	16,180	3,799	(3,599)	16,380
Depreciation and amortization	1,289	694	476	2,459
Goodwill impairment	—	—	1,100	1,100
Purchases of property, plant and equipment	2,064	371	115	2,550

The following table presents total assets for the Company’s reportable segments.

	October 2, 2022	June 30, 2022
Assets:
MasterCraft	$186,070	$178,386
Crest	58,442	53,956
Aviara	37,225	35,115
Discontinued operations	—	29,595
Total assets	$281,737	$297,052

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read together with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. In addition, the statements in this discussion and analysis regarding our expectations concerning the performance of our business, anticipated financial results, liquidity and the other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Cautionary Note Regarding Forward-Looking Statements” above and in “Risk Factors” set forth in our 2022 Annual Report on Form 10-K. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

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

Discontinued Operations

On September 2, 2022, the Company completed the sale of its NauticStar business. This business, which was previously reported as the Company's NauticStar segment, is being reported as discontinued operations for all periods presented. The Company's results for all periods presented, as discussed in Management's Discussion and Analysis, are presented on a continuing operations basis with prior year amounts recast to provide visibility and comparability. See Note 3 in Notes to Unaudited Condensed Consolidated Financial Statements for more information on Discontinued Operations.

Overview

All segments contributed to the strong performance and reported substantial net sales and increased profitability despite ongoing supply chain disruptions and macroeconomic volatility. Net sales increased $38.9 million, or 29.7 percent, compared to the prior-year period. Gross margin increased 370 basis points due to increased net sales and improved production efficiencies. The increase was partially offset by higher costs from inflationary pressures. Additionally, dealer incentive costs increased as dealer pipeline inventories begin to return to healthier levels following historically low inventory levels as a result of the COVID-19 pandemic. Moreover, dealer incentive costs increased due to higher interest rates impacting floor plan financing costs.

Outlook

Our sales are impacted by general economic conditions, which affect the demand for our products, optional features, availability and cost of credit for our dealers and retail consumers, and overall consumer confidence. While the marine industry benefited from changes in consumer preferences accelerated by the COVID-19 pandemic in fiscal 2021 and fiscal 2022, macroeconomic headwinds may adversely impact our financial results in fiscal 2023. However, as retail trends evolve, we believe our highly flexible business model will allow us to mitigate any downward pressures for fiscal 2023.

We will continue to actively monitor the impact of general economic conditions, supply chain disruptions, macroeconomic volatility, inflation, and other evolving factors on our business. However, the full extent of the impact on our business, operations, and financial results cannot be predicted. See Part I. Item 1A. Risk Factors set forth in our 2022 Annual Report on Form 10-K.

Results of Continuing Operations

Consolidated Results

The table below presents our consolidated results of operations for the three months ended:

	Three Months Ended		2023 vs. 2022
	October 2,	October 3,		%
	2022	2021	Change	Change

Consolidated statements of operations:
NET SALES	$169,516	$130,650	$38,866	29.7%
COST OF SALES	123,543	100,068	23,475	23.5%
GROSS PROFIT	45,973	30,582	15,391	50.3%
OPERATING EXPENSES:
Selling and marketing	3,779	3,893	(114)	(2.9%)
General and administrative	9,483	8,720	763	8.8%
Amortization of other intangible assets	489	489	—	0.0%
Goodwill impairment	—	1,100	(1,100)	—
Total operating expenses	13,751	14,202	(451)	(3.2%)
OPERATING INCOME	32,222	16,380	15,842	96.7%
OTHER INCOME (EXPENSE):
Interest expense	(562)	(382)	(180)	47.1%
Interest income	151	—	151	—
INCOME BEFORE INCOME TAX EXPENSE	31,811	15,998	15,813	98.8%
INCOME TAX EXPENSE	7,176	3,766	3,410	90.5%
NET INCOME FROM CONTINUING OPERATIONS	$24,635	$12,232	$12,403	101.4%
Additional financial and other data:
Unit sales volume:
MasterCraft	781	783	(2)	(0.3%)
Crest	846	716	130	18.2%
Aviara	32	19	13	68.4%
Consolidated unit sales volume	1,659	1,518	141	9.3%
Net sales:
MasterCraft	$113,020	$92,015	$21,005	22.8%
Crest	43,561	32,780	10,781	32.9%
Aviara	12,935	5,855	7,080	120.9%
Consolidated net sales	$169,516	$130,650	$38,866	29.7%
Net sales per unit:
MasterCraft	$145	$118	$27	22.9%
Crest	51	46	5	10.9%
Aviara	404	308	96	31.2%
Consolidated net sales per unit	102	86	16	18.6%
Gross margin	27.1%	23.4%	370 bps

Net sales increased 29.7 percent during the first quarter of fiscal 2023, when compared with the same prior-year period. The net sales increase reflects increased volume and mix, along with price increases. Volume and mix include higher unit volume, favorable model mix, increased content, strong option demand and higher parts revenue. Price increases were partially offset by increased dealer incentives for floor plan financing costs and other incentives as dealer inventories begin to return to normal following historically low levels due to the COVID-19 pandemic.

Gross margin increased 370 basis points during the first quarter of fiscal 2023, when compared to the same prior-year period. The increase was primarily due to higher net sales and improved production efficiencies, partially offset by higher costs from inflationary pressures and higher dealer incentives.

Operating expenses decreased $0.5 million during the first quarter of fiscal 2023, when compared to the same prior-year period, primarily due to an impairment charge of $1.1 million related to the allocated goodwill associated with the Aviara segment recorded in the first quarter of fiscal 2022, as discussed in Note 5 to the Unaudited Condensed Consolidated Financial Statements.

Segment Results

MasterCraft Segment

The following table sets forth MasterCraft segment results for the three months ended:

	Three Months Ended		2023 vs. 2022
	October 2,	October 3,		%
	2022	2021	Change	Change
Net sales	$113,020	$92,015	$21,005	22.8%
Operating income	24,072	16,180	7,892	48.8%
Purchases of property, plant and equipment	2,109	2,064	45	2.2%

Unit sales volume	781	783	(2)	(0.3%)
Net sales per unit	$145	$118	$27	22.9%

Net sales increased 22.8 percent during the first quarter of fiscal 2023, when compared with the same prior-year period. The increase was driven by higher prices, higher option and content sales, and favorable model mix, partially offset by higher dealer incentives as dealer pipeline inventories begin to return to healthier levels. Also, dealer incentives increased due to higher interest rates impacting floor plan financing costs.

Operating income increased $7.9 million during the first quarter of fiscal 2023, when compared to the same prior-year period. The increase was driven by higher net sales and improved production efficiencies, partially offset by higher material and overhead costs from inflationary pressures and higher dealer incentives.

Crest Segment

The following table sets forth Crest segment results for the three months ended:

	Three Months Ended		2023 vs. 2022
	October 2,	October 3,		%
	2022	2021	Change	Change
Net sales	$43,561	$32,780	$10,781	32.9%
Operating income	7,543	3,799	3,744	98.6%
Purchases of property, plant and equipment	2,523	371	2,152	580.1%

Unit sales volume	846	716	130	18.2%
Net sales per unit	$51	$46	$5	10.9%

Net sales increased $10.8 million during the first quarter of fiscal 2023, when compared to the same prior-year periods, as a result of higher prices, higher unit volume, and higher option sales.

Operating income for the first quarter of fiscal 2023 increased 98.6 percent, when compared to the same prior-year periods. The increase is primarily the result of higher net sales, partially offset by higher material costs from inflationary pressures.

Aviara Segment

The following table sets forth Aviara segment results for the three months ended:

	Three Months Ended		2023 vs. 2022
	October 2,	October 3,		%
	2022	2021	Change	Change
Net sales	$12,935	$5,855	$7,080	120.9%
Operating income (loss)	607	(3,599)	4,206	116.9%
Goodwill impairment	—	1,100	(1,100)	—
Purchases of property, plant and equipment	1,336	115	1,221	1061.7%

Unit sales volume	32	19	13	68.4%
Net sales per unit	$404	$308	$96	31.2%

Net sales increased $7.1 million during the first quarter of fiscal 2023, when compared to the same prior-year period, due to increased unit volume, higher prices, and favorable model mix.

Operating income was $0.6 million for the first quarter of fiscal 2023, compared to an operating loss of $3.6 million for the first quarter of fiscal 2022. The change was primarily a result of higher net sales and improved production efficiencies, partially offset by higher material costs from inflationary pressures. Additionally, a goodwill impairment charge was recorded during the first quarter of fiscal 2022.

Non-GAAP Measures

EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin

We define EBITDA as net income from continuing operations, before interest, income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA further adjusted to eliminate certain non-cash charges or other items that we do not consider to be indicative of our core and/or ongoing operations. For the periods presented herein, these adjustments include share-based compensation and goodwill impairment. We define Adjusted EBITDA margin as Adjusted EBITDA expressed as a percentage of Net sales.

Adjusted Net Income and Adjusted Net Income Per Share

We define Adjusted Net Income and Adjusted Net Income per share as net income from continuing operations, adjusted to eliminate certain non-cash charges or other items that we do not consider to be indicative of our core and/or ongoing operations and reflecting income tax expense on adjusted net income before income taxes at our estimated annual effective tax rate. For the periods presented herein, these adjustments include other intangible asset amortization, share-based compensation, and goodwill impairment.

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

Beginning in the first quarter of fiscal 2023, due to the effects of discontinued operations, as discussed above, the Company's non-GAAP financial measures are presented on a continuing operations basis, for all periods presented.

The following table presents a reconciliation of net income from continuing operations as determined in accordance with U.S. GAAP to EBITDA, and Adjusted EBITDA, and net income margin (expressed as a percentage of net sales) to Adjusted EBITDA Margin (expressed as a percentage of net sales) for the periods indicated:

	Three Months Ended
	October 2,	% of Net	October 3,	% of Net
	2022	sales	2021	sales
Net income from continuing operations	$24,635	14.5%	$12,232	9.4%
Income tax expense	7,176		3,766
Interest expense	562		382
Interest income	(151)		—
Depreciation and amortization	2,601		2,459
EBITDA	34,823	20.5%	18,839	14.4%
Share-based compensation	1,120		862
Goodwill impairment(a)	—		1,100
Adjusted EBITDA	$35,943	21.2%	$20,801	15.9%
(a)
Represents a non-cash charge recorded in the Aviara segment for impairment of goodwill.

The following table presents a reconciliation of net income from continuing operations as determined in accordance with U.S. GAAP to Adjusted Net Income for the periods indicated:

	Three Months Ended
	October 2,	October 3,
	2022	2021
	(Dollars in thousands, except per share data)
Net income from continuing operations	$24,635	$12,232
Income tax expense	7,176	3,766
Amortization of acquisition intangibles	462	462
Share-based compensation	1,120	862
Goodwill impairment(a)	—	1,100
Adjusted Net Income before income taxes	33,393	18,422
Adjusted income tax expense(b)	7,680	4,237
Adjusted Net Income	$25,713	$14,185

Adjusted Operating Net Income per share:
Basic	$1.43	$0.75
Diluted	$1.43	$0.75
Weighted average shares used for the computation of(c):
Basic Adjusted Net Income per share	17,946,061	18,850,301
Diluted Adjusted Net Income per share	18,031,725	19,004,119
(a)
Represents a non-cash charge recorded in the Aviara segment for impairment of goodwill.
(b)
Reflects income tax expense at an income tax rate of 23.0% for each period presented.
(c)
Represents the Weighted Average Shares used for the computation of Basic and Diluted earnings per share as presented on the Consolidated Statements of Operations to calculate Adjusted Net Income per diluted share for all periods presented herein.

The following table presents the reconciliation of net income from continuing operations per diluted share to Adjusted Net Income per diluted share for the periods presented:

	Three Months Ended
	October 2,	October 3,
	2022	2021
Net income from continuing operations per diluted share	$1.37	$0.65
Impact of adjustments:
Income tax expense	0.40	0.20
Amortization of acquisition intangibles	0.03	0.02
Share-based compensation	0.06	0.05
Goodwill impairment(a)	—	0.06
Adjusted Net Income per diluted share before income taxes	$1.86	$0.98
Impact of adjusted income tax expense on net income per diluted share before income taxes(b)	(0.43)	(0.23)
Adjusted Net Income per diluted share	$1.43	$0.75
(a)
Represents a non-cash charge recorded in the Aviara segment for impairment of goodwill.
(b)
Reflects income tax expense at an income tax rate of 23.0% for each period presented.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance working capital, fund capital expenditures, service our debt, fund our stock repurchase program, and fund potential business acquisitions. Our principal sources of liquidity are our cash balance, cash generated from operating activities, our revolving credit agreement and the refinancing and/or new issuance of long-term debt. We believe our cash balance, cash from operations, and our ability to borrow will be sufficient to provide for our liquidity and capital resource needs.

Cash and cash equivalents totaled $40.8 million as of October 2, 2022, an increase of $6.6 million from $34.2 million as of June 30, 2022. Total debt as of October 2, 2022 and June 30, 2022 was $55.8 million and $56.5 million, respectively.

As of October 2, 2022, we had no amounts outstanding under the Revolving Credit Facility, leaving $100.0 million of available borrowing capacity. Refer to Note 8 — Long Term Debt in the Notes to Unaudited Condensed Consolidated Financial Statements for further details.

On June 24, 2021, the board of directors of the Company authorized a stock repurchase program that allows for the repurchase of up to $50.0 million of our common stock during the three-year period ending June 24, 2024. During the three months ended October 2, 2022, the Company repurchased 191,360 shares of common stock for $4.2 million in cash, including related fees and expenses.

The following table summarizes our cash flows from continuing operations from operating, investing, and financing activities:

	Three Months Ended
	October 2,	October 3,
	2022	2021
	(Dollars in thousands)
Total cash provided by (used in):
Operating activities	$20,718	$(7,450)
Investing activities	(5,968)	(2,550)
Financing activities	(5,393)	(10,428)
Net change in cash from continuing operations	$9,357	$(20,428)

Three Months Ended October 2, 2022 Cash Flow

Net cash provided by operating activities for the three months ended October 2, 2022 was $20.7 million, primarily due to higher net earnings, partially offset by working capital usage. Working capital is defined as accounts receivable, income tax receivable, inventories, and prepaid expenses and other current assets net of accounts payable, income tax payable, and accrued expenses and other current liabilities as presented in the condensed consolidated balance sheets, excluding the impact of acquisitions and non-cash adjustments. Working capital usage primarily consisted of an increase in inventories and income tax receivable, and a decrease in accrued expenses and other current liabilities and income tax payable. Partially offsetting the working capital usage was a decrease in accounts receivable and prepaid expenses and other current assets. Inventories increased as we rebalance inventory levels after the summer selling season and increased materials costs from inflation. Income tax receivable increased and income tax payable decreased due to the tax benefit generated from the sale of NauticStar. Accrued expenses and other current liabilities decreased due to payment of variable compensation and payment of dealer incentives, partially offset by increased warranty costs. Accounts receivable decreased as a result of lower sales at the end of the period compared to the end of the prior-year period due to supply chain disruptions. Prepaid expenses and other current assets decreased due to amortization of insurance premiums.

Net cash used in investing activities was $6.0 million, which included capital expenditures. Our capital spending was focused on expanding our capacity, maintenance capital, and information technology.

Net cash used in financing activities was $5.4 million, which included net payments of $0.8 million on long-term debt and stock repurchases totaling $4.2 million.

Three Months Ended October 3, 2021 Cash Flow

Net cash used in operating activities for the three months ended October 3, 2021 totaled $7.5 million mainly due to working capital usage, partially offset by net income. Working capital usage primarily consisted of an increase in inventory, accounts receivable, and a decrease in accrued expenses and other current liabilities. Partially offsetting the working capital usage was an increase in accounts payable. Inventory increased $17.0 million for the first quarter of fiscal 2022 due to an increase in raw materials to support higher production volumes and to increase safety stock to manage supply chain risk. Work in process increased due to supply chain disruptions. Accounts receivable increased due to increased sales at the end of the period compared to the end of the prior-year period. Accrued expenses and other current liabilities decreased because of continuing strong retail demand without the need for rebates and payments of variable compensation that was accrued for at June 30, 2021. Accounts payable increased mainly due to the increase in inventory safety stock.

Net cash used in investing activities was $2.6 million, which consisted of capital expenditures. Our capital spending was focused on expanding our capacity and maintenance capital.

Net cash used in financing activities was $10.4 million and related to net payments of long-term debt of $8.8 million and funding of the stock repurchase program totaling $1.5 million.

Off Balance Sheet Arrangements

The Company did not have any off balance sheet financing arrangements as of October 2, 2022.

Critical Accounting Policies

As of October 2, 2022, there were no significant changes in or changes to the application of our critical accounting policies or estimation procedures from those presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, which was filed with the SEC on September 9, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Refer to our 2022 Annual Report for a complete discussion of the Company’s market risk. There have been no material changes in market risk from those disclosed therein.

ITEM 4. CONTROLS AND PROCEDURES.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of October 2, 2022.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended October 2, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

For a discussion of the Company’s legal proceedings, see Part I – Item 1. – Note 7 Commitments and Contingencies to the Company’s unaudited condensed consolidated financial statements.

ITEM 1A. RISK FACTORS.

During the three months ended October 2, 2022, there were no material changes to the risk factors disclosed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS.

Stock Repurchase Program

On June 24, 2021, the board of directors of the Company authorized a stock repurchase program that allows for the repurchase of up to $50.0 million of our common stock during the three-year period ending June 24, 2024. During the first three months of fiscal 2023, we repurchased approximately $4.2 million of our common stock. As of October 2, 2022, the remaining authorization under the program was approximately $20.4 million.

During the three months ended October 2, 2022, the Company repurchased the following shares of common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(a)	Total Number of Shares Purchased as part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan (dollars in thousands)
July 1, 2022 - July 31, 2022	-	$-	-	$24,546
August 1, 2022 - August 28, 2022	-	-	-	24,546
August 29, 2022 - October 2, 2022	191,360	21.81	191,360	20,368
Total	191,360	$21.81	191,360	$20,368

(a)
Represents weighted average price paid per share excluding commissions paid.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

MASTERCRAFT BOAT HOLDINGS, INC.
(Registrant)

Date:	November 9, 2022	By:	/s/ FREDERICK A. BRIGHTBILL
Frederick A. Brightbill
Chief Executive Officer (Principal Executive Officer) and Chairman of the Board

Date:	November 9, 2022	By:	/s/ TIMOTHY M. OXLEY
Timothy M. Oxley
Chief Financial Officer (Principal Financial and Accounting Officer),
Treasurer and Secretary