Form 10-Q
period 2023-01-01
MasterCraft Boat Holdings, Inc.
filed 2023-02-08
CIK 1638290

{

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 1, 2023

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

As of February 3, 2023, there were 17,776,299 shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding.

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on assumptions that we have made considering our industry experience and our perceptions of historical trends, current conditions, expected future developments and other important factors we believe are appropriate under the circumstances. As you read and consider this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many important factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance anticipated in the forward-looking statements, including but not limited to the following: changes in interest rates, the potential effects of supply chain disruptions and production inefficiencies, general economic conditions, demand for our products, inflation, changes in consumer preferences, competition within our industry, our reliance on our network of independent dealers, our ability to manage our manufacturing levels and our fixed cost base, the successful introduction of our new products, geopolitical conflicts and the other important factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, filed with the Securities and Exchange Commission (“SEC”) on September 9, 2022 (our “2022 Annual Report”) and this Quarterly Report on Form 10-Q (this "Quarterly Report"). Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual operating and financial performance may vary in material respects from the performance projected in these forward-looking statements.

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

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	January 1,	January 2,	January 1,	January 2,
	2023	2022	2023	2022
NET SALES	$159,188	$144,400	$328,704	$275,050
COST OF SALES	120,961	108,039	244,504	208,107
GROSS PROFIT	38,227	36,361	84,200	66,943
OPERATING EXPENSES:
Selling and marketing	3,042	3,056	6,821	6,949
General and administrative	8,235	9,197	17,718	17,917
Amortization of other intangible assets	489	489	978	978
Goodwill impairment	—	—	—	1,100
Total operating expenses	11,766	12,742	25,517	26,944
OPERATING INCOME	26,461	23,619	58,683	39,999
OTHER INCOME (EXPENSE):
Interest expense	(666)	(357)	(1,228)	(739)
Interest income	621	—	772	—
INCOME BEFORE INCOME TAX EXPENSE	26,416	23,262	58,227	39,260
INCOME TAX EXPENSE	6,433	5,403	13,609	9,169
NET INCOME FROM CONTINUING OPERATIONS	19,983	17,859	44,618	30,091
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX (Note 3)	(300)	(2,457)	(20,867)	(4,303)
NET INCOME	$19,683	$15,402	$23,751	$25,788

NET INCOME (LOSS) PER SHARE:
Basic
Continuing operations	$1.13	$0.95	$2.51	$1.60
Discontinued operations	(0.02)	(0.13)	(1.18)	(0.23)
Net income	$1.11	$0.82	$1.33	$1.37

Diluted
Continuing operations	$1.12	$0.94	$2.49	$1.59
Discontinued operations	(0.01)	(0.13)	(1.16)	(0.23)
Net income	$1.11	$0.81	$1.33	$1.36

WEIGHTED AVERAGE SHARES USED FOR COMPUTATION OF:
Basic earnings per share	17,669,645	18,722,386	17,807,853	18,786,343
Diluted earnings per share	17,774,329	18,899,136	17,903,027	18,951,627

Notes to Unaudited Condensed Consolidated Financial Statements form an integral part of the condensed consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	January 1,	June 30,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29,061	$34,203
Held-to-maturity securities (Note 4)	59,744	—
Accounts receivable, net of allowance of $36 and $214, respectively	6,745	22,472
Inventories, net (Note 5)	50,298	58,595
Prepaid expenses and other current assets	5,754	7,232
Current assets associated with discontinued operations (Note 3)	—	23,608
Total current assets	151,602	146,110
Property, plant and equipment, net	63,973	55,823
Goodwill (Note 6)	28,493	28,493
Other intangible assets, net (Note 6)	36,440	37,418
Deferred income taxes	16,891	21,525
Deferred debt issuance costs, net	355	406
Other long-term assets	2,003	1,290
Non-current assets associated with discontinued operations (Note 3)	—	5,987
Total assets	$299,757	$297,052
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	13,637	23,375
Income tax payable	2,389	4,600
Accrued expenses and other current liabilities (Note 7)	60,983	54,437
Current portion of long-term debt, net of unamortized debt issuance costs (Note 9)	3,627	2,873
Current liabilities associated with discontinued operations (Note 3)	—	7,887
Total current liabilities	80,636	93,172
Long-term debt, net of unamortized debt issuance costs (Note 9)	51,486	53,676
Unrecognized tax positions	5,988	6,358
Other long-term liabilities	1,825	198
Total liabilities	139,935	153,404
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value per share — authorized, 100,000,000 shares; issued and outstanding, 17,776,299 shares at January 1, 2023 and 18,061,437 shares at June 30, 2022	178	181
Additional paid-in capital	89,010	96,584
Retained earnings	70,634	46,883
Total stockholders' equity	159,822	143,648
Total liabilities and stockholders' equity	$299,757	$297,052

Notes to Unaudited Condensed Consolidated Financial Statements form an integral part of the condensed consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance at June 30, 2022	18,061,437	$181	$96,584	$46,883	$143,648
Share-based compensation activity	128,040	1	649	—	650
Repurchase and retirement of common stock	(191,360)	(2)	(4,176)	—	(4,178)
Net income	—	—	—	4,068	4,068
Balance at October 2, 2022	17,998,117	180	93,057	50,951	144,188
Share-based compensation activity	2,466	—	745	—	745
Repurchase and retirement of common stock	(224,284)	(2)	(4,792)	—	(4,794)
Net income	—	—	—	19,683	19,683
Balance at January 1, 2023	17,776,299	$178	$89,010	$70,634	$159,822

			Additional	Retained Earnings
	Common Stock		Paid-in	(Accumulated
	Shares	Amount	Capital	Deficit)	Total
Balance at June 30, 2021	18,956,719	$189	$118,930	$(11,331)	$107,788
Share-based compensation activity	62,865	1	705	—	706
Repurchase and retirement of common stock	(58,379)	(1)	(1,486)	—	(1,487)
Net income	—	—	—	10,386	10,386
Balance at October 3, 2021	18,961,205	189	118,149	(945)	117,393
Share-based compensation activity	5,913	—	1,159	—	1,159
Repurchase and retirement of common stock	(356,296)	(3)	(9,885)	—	(9,888)
Net income	—	—	—	15,402	15,402
Balance at January 2, 2022	18,610,822	$186	$109,423	$14,457	$124,066

Notes to Unaudited Condensed Consolidated Financial Statements form an integral part of the condensed consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Six Months Ended
	January 1,	January 2,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,751	$25,788
Loss from discontinued operations	20,867	4,303
Net income from continuing operations	44,618	30,091
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	5,211	4,823
Share-based compensation	1,865	2,033
Unrecognized tax benefits	(370)	919
Deferred income taxes	4,634	(299)
Amortization of debt issuance costs	115	119
Goodwill impairment	—	1,100
Changes in certain operating assets and liabilities	22,705	(12,533)
Other, net	985	399
Net cash provided by operating activities of continuing operations	79,763	26,652
Net cash used in operating activities of discontinued operations	(1,865)	(14,428)
Net cash provided by operating activities	77,898	12,224

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(11,915)	(4,945)
Purchases of investments	(59,687)	—
Net cash used in investing activities of continuing operations	(71,602)	(4,945)
Net cash used in investing activities of discontinued operations	(501)	(1,770)
Net cash used in investing activities	(72,103)	(6,715)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on revolving credit facility	—	(30,000)
Borrowings on revolving credit facility	—	12,000
Principal payments on long-term debt	(1,500)	(1,500)
Repurchase and retirement of common stock	(8,972)	(11,375)
Other, net	(465)	(239)
Net cash used in financing activities of continuing operations	(10,937)	(31,114)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,142)	(25,605)

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	34,203	39,252
CASH AND CASH EQUIVALENTS — END OF PERIOD	$29,061	$13,647
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$1,125	$600
Cash payments for income taxes	5,845	9,002
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures in accounts payable and accrued expenses	1,130	393

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

The accompanying unaudited condensed consolidated financial statements include the accounts of MasterCraft Boat Holdings, Inc. ("Holdings") and its wholly owned subsidiaries. Holdings and its subsidiaries collectively are referred to herein as the "Company." The unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements for the year ended June 30, 2022, and, in the opinion of management, reflect all adjustments considered necessary to present fairly the Company’s financial position as of January 1, 2023, its results of operations for the three and six months ended January 1, 2023 and January 2, 2022, its cash flows for the six months ended January 1, 2023 and January 2, 2022, and its statements of stockholders’ equity for the three and six months ended January 1, 2023 and January 2, 2022. All adjustments are of a normal, recurring nature. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the SEC for financial information have been condensed or omitted pursuant to such rules and regulations. The June 30, 2022 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP for complete financial statements. However, management believes that the disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in our 2022 Annual Report on Form 10-K.

Due to the seasonality of the Company’s business, the interim results are not necessarily indicative of the results that may be expected for the remainder of the fiscal year.

There were no significant changes in or changes to the application of the Company’s significant or critical accounting policies or estimation procedures for the three and six months ended January 1, 2023, as compared with those described in the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2022.

Investments — The Company has, and may continue to invest excess cash balances in short-term debt securities, such as money market funds, government-sponsored securities, corporate bonds, and/or certificates of deposit. The Company accounts for its investments in debt securities in accordance with ASC 320, Investments — Debt and Equity Securities. This statement requires debt securities to be classified into three categories:

Held-to-maturity — Debt securities that the Company has the positive intent and ability to hold to maturity are measured at amortized cost and are presented at the net amount expected to be collected. Any change in the allowance for credit losses during the period is reflected in earnings. Discounts and premiums to par value of the debt securities are amortized to interest income/expense over the term of the security.

Trading Securities — Debt securities that are bought and held primarily for the purpose of selling in the near term are reported at fair value, with unrealized gains and losses included in earnings.

Available-for-Sale — Debt securities not classified as either securities held-to-maturity or trading securities are reported at fair value. For available-for-sale debt securities in an unrealized loss position, we evaluate as of the balance sheet date whether the unrealized losses are attributable to a credit loss or other factors. The portion of unrealized losses related to a credit loss is recognized in earnings, and the portion of unrealized loss not related to a credit loss is recognized in other comprehensive income.

We classify our investments in debt securities based on the facts and circumstances present at the time of purchase of the securities. We subsequently reassess the appropriateness of that classification at each reporting date. During the quarter ended January 1, 2023, all of our investments in debt securities were classified as held-to-maturity and are due to mature within one year (see Note 4).

Estimated fair value measurements related to our debt securities are Level 2 measurements. See Part IV. Item 15, Note 1 — Significant Accounting Policies, Fair Value Measurements in Notes to Consolidated Financial Statements in our 2022 Annual Report on Form 10-K for further fair value measurement details.

Discontinued Operations — On September 2, 2022, the Company sold substantially all of the assets and liabilities of its NauticStar segment. The disposal represented the Company's exit from the saltwater fishing and deck boat category, a strategic shift that has a significant effect on the Company's operations and financial results, and as such, qualifies for reporting as discontinued operations. The NauticStar segment results, for the periods presented, are reflected in our condensed consolidated statements of operations and condensed consolidated statements of cash flows as discontinued operations. Additionally, the related assets and liabilities associated with the discontinued operations are classified as discontinued operations in our condensed consolidated balance sheet for the prior-period presented (see Note 3).

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

2.
REVENUE RECOGNITION

The following tables present the Company's revenue by major product category for each reportable segment:

	Three Months Ended January 1, 2023
	MasterCraft	Crest	Aviara	Total
Major Product Categories:
Boats and trailers	$105,536	$36,364	$13,858	$155,758
Parts	2,658	133	—	2,791
Other revenue	471	168	—	639
Total	$108,665	$36,665	$13,858	$159,188

	Six Months Ended January 1, 2023
	MasterCraft	Crest	Aviara	Total
Major Product Categories:
Boats and trailers	$213,740	$79,507	$26,793	$320,040
Parts	6,895	386	—	7,281
Other revenue	1,050	333	—	1,383
Total	$221,685	$80,226	$26,793	$328,704

	Three Months Ended January 2, 2022
	MasterCraft	Crest	Aviara	Total
Major Product Categories:
Boats and trailers	$104,464	$29,368	$7,909	$141,741
Parts	2,055	151	—	2,206
Other revenue	254	199	—	453
Total	$106,773	$29,718	$7,909	$144,400

	Six Months Ended January 2, 2022
	MasterCraft	Crest	Aviara	Total
Major Product Categories:
Boats and trailers	$192,392	$61,737	$13,764	$267,893
Parts	5,883	387	—	6,270
Other revenue	513	374	—	887
Total	$198,788	$62,498	$13,764	$275,050

Contract Liabilities

As of June 30, 2022, the Company had $1.4 million of contract liabilities associated with customer deposits. During the six months ended January 1, 2023, all of this amount was recognized as revenue. As of January 1, 2023, total contract liabilities associated with customer deposits and services were $3.4 million, were reported in Accrued expenses and other current liabilities and Other long-term liabilities on the condensed consolidated balance sheet, and $2.4 million of the amounts are expected to be recognized as revenue during the remainder of the year ending June 30, 2023.

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

In conjunction with the purchase agreement, the Company entered into a joint employer services agreement and a transition services agreement, which provide certain services to the Purchaser for various periods of time after the sale. Both agreements ended during the second quarter of fiscal 2023. These agreements did not a have a material impact on expenditures, earnings, nor cash flows during the three and six months ended January 1, 2023.

Further, the Company entered into the Second Amendment to the Credit Agreement as described further in Note 9 related to waivers of restrictions within the Credit Agreement, as amended, on the sale of assets.

During the three and six months ended January 1, 2023, the Company recognized a $0.4 million and $22.5 million loss on sale, respectively, subject to further changes based upon a customary working capital adjustment. Furthermore, assets and liabilities retained, primarily related to certain claims, are subject to change, with activity after the date of sale being recorded as discontinued operations.

The following table summarizes the operating results of discontinued operations for the following periods:

	Three Months Ended	Six Months Ended
	January 2,	January 1,	January 2,
	2022	2023	2022
NET SALES	$15,065	$7,780	$28,425
COST OF SALES	16,228	9,412	30,048
GROSS LOSS	(1,163)	(1,632)	(1,623)
OPERATING EXPENSES:
Selling, general and administrative	1,405	2,522	2,744
Amortization of other intangible assets	498	—	1,035
Total operating expenses	1,903	2,522	3,779
OPERATING LOSS	(3,066)	(4,154)	(5,402)
Loss on sale of discontinued operations	—	22,487	—
LOSS BEFORE INCOME TAX BENEFIT	(3,066)	(26,641)	(5,402)
INCOME TAX BENEFIT	609	5,774	1,099
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	$(2,457)	$(20,867)	$(4,303)

The operating results, and components thereof, of discontinued operations for the three months ended January 1, 2023 were not significant.

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

4.
INVESTMENTS

During the quarter ended January 1, 2023, we invested a portion of our cash and cash equivalents in short-term investments, which primarily consist of investment grade corporate bonds. We have the ability and intention to hold these investments until maturity and therefore have classified these investments as held-to-maturity and recorded them at amortized cost and presented them in “Held-to-maturity securities” on our condensed consolidated balance sheet as of January 1, 2023. As of June 30, 2022, there were no outstanding held-to-maturity investments.

The following is a summary of investments as of January 1, 2023:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Held-to-maturity securities:
Fixed income securities:
Corporate bonds	$59,744	$9	$(65)	$59,688
Total held-to-maturity securities	$59,744	$9	$(65)	$59,688

5.
INVENTORIES

Inventories consisted of the following:

	January 1,	June 30,
	2023	2022
Raw materials and supplies	$36,382	$45,021
Work in process	9,298	7,634
Finished goods	6,807	7,710
Obsolescence reserve	(2,189)	(1,770)
Total inventories	$50,298	$58,595

Inventories have decreased for the six months ended January 1, 2023, as we rebalance inventory levels after the summer selling season, partially offset by increased material costs caused by inflation.

6.
GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amounts of goodwill as of January 1, 2023 and June 30, 2022, along with accumulated goodwill reallocations and accumulated impairment losses attributable to each of the Company’s reportable segments, were as follows:

	MasterCraft	Crest	Aviara	Total
Goodwill	$29,593	$36,238	$—	$65,831
Goodwill reallocation	(1,100)	—	1,100	—
Accumulated impairment losses	—	(36,238)	(1,100)	(37,338)
Goodwill, net	28,493	—	—	28,493

Fiscal 2022 Goodwill Impairment

During the first quarter of fiscal 2022, a $1.1 million impairment charge was recognized for our Aviara reporting unit. See Part IV. Item 15, Note 5 — Goodwill and Other Intangible Assets in Notes to Consolidated Financial Statements in our 2022 Annual Report on Form 10-K for further details. No goodwill impairment charges were recognized during the three and six months ended January 1, 2023.

The following table presents the carrying amount of Other intangible assets, net:

	January 1,			June 30,
	2023			2022
	Gross Amount	Accumulated Amortization / Impairment	Other intangible assets, net	Gross Amount	Accumulated Amortization / Impairment	Other intangible assets, net
Amortized intangible assets
Dealer networks	$19,500	$(9,097)	$10,403	$19,500	$(8,143)	$11,357
Software	245	(208)	37	245	(184)	61
	19,745	(9,305)	10,440	19,745	(8,327)	11,418

Unamortized intangible assets
Trade names	33,000	(7,000)	26,000	33,000	(7,000)	26,000
Total other intangible assets	$52,745	$(16,305)	$36,440	$52,745	$(15,327)	$37,418

Amortization expense related to Other intangible assets, net for the three and six months ended January 1, 2023 and January 2, 2022, was $0.5 million and $1.0 million, respectively. Estimated amortization expense for the fiscal year ending June 30, 2023 is $2.0 million.

7.
ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	January 1,	June 30,
	2023	2022
Warranty	$29,745	$25,824
Dealer incentives	15,577	15,508
Compensation and related accruals	4,029	4,908
Contract liabilities	2,578	1,447
Self-insurance	1,218	1,171
Inventory repurchase contingent obligation	1,143	661
Freight	966	1,157
Liabilities retained associated with discontinued operations	930	—
Other	4,797	3,761
Total accrued expenses and other current liabilities	$60,983	$54,437

Accrued warranty liability activity was as follows for the six months ended:

	January 1,	January 2,
	2023	2022
Balance at the beginning of the period	$25,824	$20,655
Provisions	7,183	5,226
Payments made	(5,604)	(4,092)
Aggregate changes for preexisting warranties	2,342	1,038
Balance at the end of the period	$29,745	$22,827

8. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is subject to various litigation, claims and proceedings, which have arisen in the ordinary course of business. The Company accrues for litigation, claims and proceedings when a liability is both probable and the amount can be reasonably estimated.

As of January 1, 2023, the Company’s accruals for litigation matters are not material. While these matters are subject to inherent uncertainties, management believes that current litigation, claims and proceedings, individually and in the aggregate, and after considering expected insurance reimbursements, are not likely to have a material adverse impact on the Company’s financial position, results of operations or cash flows.

9.
LONG-TERM DEBT

Long-term debt is as follows:

	January 1,	June 30,
	2023	2022

Term loan	$55,500	$57,000
Debt issuance costs on term loan	(387)	(451)
Total debt	55,113	56,549
Less current portion of long-term debt	3,750	3,000
Less current portion of debt issuance costs on term loan	(123)	(127)
Long-term debt, net of current portion	$51,486	$53,676

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

The Credit Agreement, as amended, bears interest, at the Company’s option, at either the prime rate plus an applicable margin ranging from 0.25% to 1.00% or at an adjusted term benchmark rate plus an applicable margin ranging from 1.25% to 2.00%, in each case based on the Company’s net leverage ratio. The Company is also required to pay a commitment fee for any unused portion of the revolving credit facility ranging from 0.15% to 0.30% based on the Company’s net leverage ratio. Effective during the three and six months ended January 1, 2023, the applicable margin for loans accruing at the prime rate was 0.25% and the applicable margin for loans accruing interest at the benchmark rate was 1.25%. As of January 1, 2023, the interest rate on the Company’s term loan was 5.67%.

The Credit Agreement will mature and all remaining amounts outstanding thereunder will be due and payable on June 28, 2026. As of January 1, 2023, the Company was in compliance with its financial covenants under the Credit Agreement.

Revolving Credit Facility

As of January 1, 2023, the Company had no amounts outstanding on its Revolving Credit Facility and had remaining availability of $100.0 million.

10.
INCOME TAXES

The Company’s consolidated interim effective tax rate is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items. The differences between the Company’s effective tax rates and the statutory federal tax rate of 21.0% primarily relate to the inclusion of the state tax rate in the overall effective rate, the benefit of federal and state credits, and a permanent benefit associated with the foreign derived intangible income deduction, partially offset by a permanent add-back for Section 162(m) limitations. During the three months ended January 1, 2023 and January 2, 2022, the Company's effective tax rate was 24.4% and 23.2%, respectively. The Company’s effective tax rate for the three months ended January 1, 2023 is higher compared to the effective tax rate for the three months ended January 2, 2022, primarily due to an increase in the tax impact of uncertain state tax positions and an increase in the effective state tax rate. During the six months ended January 1, 2023 and January 2, 2022, the Company’s effective tax rate was 23.4%.

11.
SHARE-BASED COMPENSATION

The following table presents the components of share-based compensation expense by award type.

	Three Months Ended		Six Months Ended
	January 1,	January 2,	January 1,	January 2,
	2023	2022	2023	2022
Restricted stock awards	$583	$504	$1,135	$958
Performance stock units	162	667	730	1,075
Share-based compensation expense	$745	$1,171	$1,865	$2,033

Restricted Stock Awards

During the six months ended January 1, 2023, the Company granted 97,525 restricted stock awards (“RSAs”) to the Company’s non-executive directors, officers and certain other key employees. Generally, the shares of restricted stock granted during the six months ended January 1, 2023, vest pro-rata over three years for officers and certain other key employees and over one year for non-executive directors. The Company determined the fair value of the shares awarded by using the close price of our common stock as of the date of grant. The weighted average grant date fair value of RSAs granted in the six months ended January 1, 2023, was $23.55 per share.

The following table summarizes the status of nonvested RSAs as of January 1, 2023, and changes during the six months then ended.

		Average
	Nonvested	Grant-Date
	Restricted	Fair Value
	Shares	(per share)
Nonvested at June 30, 2022	106,408	$21.65
Granted	97,525	23.55
Vested	(34,418)	18.71
Forfeited	(5,119)	22.02
Nonvested at January 1, 2023	164,396	23.38

As of January 1, 2023, there was $2.8 million of total unrecognized compensation expense related to nonvested RSAs. The Company expects this expense to be recognized over a weighted average period of 1.8 years.

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

The following table summarizes the status of nonvested PSUs as of January 1, 2023, and changes during the six months then ended.

		Average
	Nonvested	Grant-Date
	Performance	Fair Value
	Stock Units	(per share)
Nonvested at June 30, 2022	105,190	$25.30
Granted	76,567	26.08
Forfeited	(1,996)	26.15
Nonvested at January 1, 2023	179,761	25.62

As of January 1, 2023, there was $2.8 million of total unrecognized compensation expense related to nonvested PSUs. The Company expects this expense to be recognized over a weighted average period of 1.9 years.

12.
EARNINGS PER SHARE AND COMMON STOCK

The following table sets forth the computation of the Company’s net income per share:

	Three Months Ended		Six Months Ended
	January 1,	January 2,	January 1,	January 2,
	2023	2022	2023	2022
Net income from continuing operations	$19,983	$17,859	$44,618	$30,091
Loss from discontinued operations, net of tax	(300)	(2,457)	(20,867)	(4,303)
Net income	$19,683	$15,402	$23,751	$25,788

Weighted average shares — basic	17,669,645	18,722,386	17,807,853	18,786,343
Dilutive effect of assumed exercises of stock options	8,175	12,994	8,134	13,618
Dilutive effect of assumed restricted share awards/units	96,509	163,756	87,040	151,666
Weighted average outstanding shares — diluted	17,774,329	18,899,136	17,903,027	18,951,627
Basic net income (loss) per share
Continuing operations	$1.13	$0.95	$2.51	$1.60
Discontinued operations	(0.02)	$(0.13)	(1.18)	(0.23)
Net income	$1.11	$0.82	$1.33	$1.37
Diluted net income (loss) per share
Continuing operations	$1.12	$0.94	$2.49	$1.59
Discontinued operations	(0.01)	$(0.13)	(1.16)	(0.23)
Net income	$1.11	$0.81	$1.33	$1.36

For the three and six months ended January 1, 2023 and January 2, 2022, an immaterial number of shares were excluded from the computation of diluted earnings per share as the effect would have been anti-dilutive.

Stock Repurchase Program

On June 24, 2021, the board of directors of the Company authorized a stock repurchase program that allows for the repurchase of up to $50.0 million of the Company’s common stock during the three-year period ending June 24, 2024. During the three months ended January 1, 2023 and January 2, 2022, the Company repurchased 224,284 shares and 356,296 shares of common stock for $4.8 million and $9.9 million, respectively, in cash, including related fees and expenses. During the six months ended January 1, 2023 and January 2, 2022, the Company repurchased 415,644 shares and 414,675 shares of common stock for $9.0 million and $11.4 million, respectively, in cash, including related fees and expenses. As of January 1, 2023, $15.6 million remained available under the program.

13.
SEGMENT INFORMATION

Reportable Segments

Operating segments are identified as components of an enterprise about which discrete financial information is available for evaluation by the CODM in making decisions on how to allocate resources and assess performance. For the three and six months ended January 1, 2023, the Company’s CODM regularly assessed the operating performance of the Company’s boat brands under three operating and reportable segments:

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

Selected financial information for the Company’s reportable segments was as follows:

	For the Three Months Ended January 1, 2023
	MasterCraft	Crest	Aviara	Consolidated
Net sales	$108,665	$36,665	$13,858	$159,188
Operating income (loss)	22,899	5,071	(1,509)	26,461
Depreciation and amortization	1,364	721	525	2,610
Purchases of property, plant and equipment	3,173	1,681	1,093	5,947

	For the Six Months Ended January 1, 2023
	MasterCraft	Crest	Aviara	Consolidated
Net sales	$221,685	$80,226	$26,793	$328,704
Operating income (loss)	46,971	12,614	(902)	58,683
Depreciation and amortization	2,746	1,403	1,062	5,211
Purchases of property, plant and equipment	5,283	4,203	2,429	11,915

	For the Three Months Ended January 2, 2022
	MasterCraft	Crest	Aviara	Consolidated
Net sales	$106,773	$29,718	$7,909	$144,400
Operating income (loss)	21,302	4,637	(2,320)	23,619
Depreciation and amortization	1,226	647	491	2,364
Purchases of property, plant and equipment	1,468	673	254	2,395

	For the Six Months Ended January 2, 2022
	MasterCraft	Crest	Aviara	Consolidated
Net sales	$198,788	$62,498	$13,764	$275,050
Operating income (loss)	37,482	8,436	(5,919)	39,999
Depreciation and amortization	2,514	1,341	968	4,823
Goodwill impairment	—	—	1,100	1,100
Purchases of property, plant and equipment	3,532	1,044	369	4,945

The following table presents total assets for the Company’s reportable segments.

	January 1, 2023	June 30, 2022
Assets:
MasterCraft	$214,520	$178,386
Crest	52,329	53,956
Aviara	32,908	35,115
Discontinued operations	—	29,595
Total assets	$299,757	$297,052

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read together with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. In addition, the statements in this discussion and analysis regarding our expectations concerning the performance of our business, anticipated financial results, liquidity and the other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Cautionary Note Regarding Forward-Looking Statements” above and in “Risk Factors” set forth in our 2022 Annual Report on Form 10-K and in this Quarterly Report. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

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

Discontinued Operations

On September 2, 2022, the Company completed the sale of its NauticStar business. This business, which was previously reported as the Company's NauticStar segment until fiscal 2023, is being reported as discontinued operations for all periods presented. The Company's results for all periods presented, as discussed in Management's Discussion and Analysis, are presented on a continuing operations basis with prior year amounts recast to provide visibility and comparability. See Note 3 in Notes to Unaudited Condensed Consolidated Financial Statements for more information on Discontinued Operations.

Overview

All segments contributed to the strong performance and increased net sales and profitability despite ongoing supply chain disruptions and macroeconomic uncertainty. Net sales increased $14.8 million for the second quarter of fiscal 2023, compared to the prior-year period. Gross margin decreased 120 basis points due to higher costs from inflationary pressures, changes in model mix, higher dealer incentives, and increased warranty costs, partially offset by higher prices and improved production efficiencies.

Outlook

Our sales are impacted by general economic conditions, which affect the demand for our products, optional features, availability and cost of credit for our dealers and retail consumers, and overall consumer confidence. While the marine industry benefited from changes in consumer preferences accelerated by the COVID-19 pandemic in fiscal 2021 and fiscal 2022, macroeconomic headwinds may adversely impact our financial results in fiscal 2023. However, as retail trends evolve, we believe our highly flexible business model will allow us to mitigate the impact of these downward pressures for fiscal 2023.

We will continue to actively monitor the impact of general economic conditions, supply chain disruptions, macroeconomic uncertainty, inflation, and other evolving factors on our business. However, the full extent of the impact on our business, operations, and financial results cannot be predicted. See Item 1A. "Risk Factors" set forth in our 2022 Annual Report on Form 10-K and this Quarterly Report.

Results of Continuing Operations

Consolidated Results

The table below presents our consolidated results of operations for the three and six months ended:

	Three Months Ended		2023 vs. 2022		Six Months Ended		2023 vs. 2022
	January 1,	January 2,		%	January 1,	January 2,		%
	2023	2022	Change	Change	2023	2022	Change	Change

Consolidated statements of operations:
NET SALES	$159,188	$144,400	$14,788	10.2%	$328,704	$275,050	$53,654	19.5%
COST OF SALES	120,961	108,039	12,922	12.0%	244,504	208,107	36,397	17.5%
GROSS PROFIT	38,227	36,361	1,866	5.1%	84,200	66,943	17,257	25.8%
OPERATING EXPENSES:
Selling and marketing	3,042	3,056	(14)	(0.5%)	6,821	6,949	(128)	(1.8%)
General and administrative	8,235	9,197	(962)	(10.5%)	17,718	17,917	(199)	(1.1%)
Amortization of other intangible assets	489	489	—	0.0%	978	978	—	0.0%
Goodwill impairment	—	—	—	—	—	1,100	(1,100)	—
Total operating expenses	11,766	12,742	(976)	(7.7%)	25,517	26,944	(1,427)	(5.3%)
OPERATING INCOME	26,461	23,619	2,842	12.0%	58,683	39,999	18,684	46.7%
OTHER INCOME (EXPENSE):
Interest expense	(666)	(357)	(309)	86.6%	(1,228)	(739)	(489)	66.2%
Interest income	621	—	621	—	772	—	772	—
INCOME BEFORE INCOME TAX EXPENSE	26,416	23,262	3,154	13.6%	58,227	39,260	18,967	48.3%
INCOME TAX EXPENSE	6,433	5,403	1,030	19.1%	13,609	9,169	4,440	48.4%
NET INCOME FROM CONTINUING OPERATIONS	$19,983	$17,859	$2,124	11.9%	$44,618	$30,091	$14,527	48.3%
Additional financial and other data:
Unit sales volume:
MasterCraft	776	886	(110)	(12.4%)	1,557	1,669	(112)	(6.7%)
Crest	776	690	86	12.5%	1,622	1,406	216	15.4%
Aviara	34	23	11	47.8%	66	42	24	57.1%
Consolidated unit sales volume	1,586	1,599	(13)	(0.8%)	3,245	3,117	128	4.1%
Net sales:
MasterCraft	$108,665	$106,773	$1,892	1.8%	$221,685	$198,788	$22,897	11.5%
Crest	36,665	29,718	6,947	23.4%	80,226	62,498	17,728	28.4%
Aviara	13,858	7,909	5,949	75.2%	26,793	13,764	13,029	94.7%
Consolidated net sales	$159,188	$144,400	$14,788	10.2%	$328,704	$275,050	$53,654	19.5%
Net sales per unit:
MasterCraft	$140	$121	$19	15.7%	$142	$119	$23	19.3%
Crest	47	43	4	9.3%	49	44	5	11.4%
Aviara	408	344	64	18.6%	406	328	78	23.8%
Consolidated net sales per unit	100	90	10	11.1%	101	88	13	14.8%
Gross margin	24.0%	25.2%	(120) bps		25.6%	24.3%	130 bps

Net sales increased 10.2 percent during the second quarter of fiscal 2023, when compared with the same prior-year period. Net sales benefited from higher prices, partially offset by decreased sales volumes and increased dealer incentives. Dealer incentives include higher floor plan financing costs and other incentives as dealer inventories recover.

Net sales increased 19.5 percent during the first six months of fiscal 2023, when compared with the same prior-year period. Net sales benefited from higher prices, increased options and content sales, and favorable model mix, partially offset by increased dealer incentives.

Gross margin decreased 120 basis points during the second quarter of fiscal 2023, when compared with the same prior-year period, due to higher costs from inflationary pressures, changes in mix, higher dealer incentives, and increased warranty costs, partially offset by higher prices and improved production efficiencies.

Gross margin increased 130 basis points during the first six months of fiscal 2023, when compared with the same prior-year period, due to higher net sales and improved production efficiencies, partially offset by higher costs from inflationary pressures, higher dealer incentives and increased warranty costs.

Operating expenses decreased $1.0 million and $1.4 million during the second quarter and first six months of fiscal 2023, respectively, when compared to the same prior year periods, primarily related to decreased variable compensation costs. Additionally, an impairment charge of $1.1 million related to the allocated goodwill associated with the Aviara segment was recorded in the first quarter of fiscal 2022, as discussed in Note 6 to the Unaudited Condensed Consolidated Financial Statements.

Interest income of $0.6 million and $0.8 million during the second quarter and first six months of fiscal 2023, respectively, is derived primarily from investments in a portfolio of fixed income securities as part of the Company's cash management strategy.

Segment Results

MasterCraft Segment

The following table sets forth MasterCraft segment results for the three and six months ended:

	Three Months Ended		2023 vs. 2022		Six Months Ended		2023 vs. 2022
	January 1,	January 2,		%	January 1,	January 2,		%
	2023	2022	Change	Change	2023	2022	Change	Change
Net sales	$108,665	$106,773	$1,892	1.8%	$221,685	$198,788	$22,897	11.5%
Operating income	22,899	21,302	1,597	7.5%	46,971	37,482	9,489	25.3%
Purchases of property, plant and equipment	3,173	1,468	1,705	116.1%	5,283	3,532	1,751	49.6%

Unit sales volume	776	886	(110)	(12.4%)	1,557	1,669	(112)	(6.7%)
Net sales per unit	$140	$121	$19	15.7%	$142	$119	$23	19.3%

Net sales increased 1.8 percent during the second quarter of fiscal 2023, when compared with the same prior-year period, due to higher prices and increased content sales, partially offset by decreased sales volume, increased dealer incentives, and unfavorable model mix.

Net sales increased 11.5 percent during the first six months of fiscal 2023, when compared with the same prior-year period, due to higher prices, increased options and content sales, and favorable model mix, partially offset by decreased sales volume and increased dealer incentives, as discussed above.

Operating income increased $1.6 million and $9.5 million during the second quarter and first six months of fiscal 2023, respectively, when compared to the same prior year periods. The increase was driven by higher net sales, improved production efficiencies, and decreased variable compensation costs, partially offset by higher material and overhead costs from inflationary pressures, higher dealer incentives, and increased warranty costs.

Crest Segment

The following table sets forth Crest segment results for the three and six months ended:

	Three Months Ended		2023 vs. 2022		Six Months Ended		2023 vs. 2022
	January 1,	January 2,		%	January 1,	January 2,		%
	2023	2022	Change	Change	2023	2022	Change	Change
Net sales	$36,665	$29,718	$6,947	23.4%	$80,226	$62,498	$17,728	28.4%
Operating income	5,071	4,637	434	9.4%	12,614	8,436	4,178	49.5%
Purchases of property, plant and equipment	1,681	673	1,008	149.8%	4,203	1,044	3,159	302.6%

Unit sales volume	776	690	86	12.5%	1,622	1,406	216	15.4%
Net sales per unit	$47	$43	$4	9.3%	$49	$44	$5	11.4%

Net sales increased $6.9 million and $17.7 million during the second quarter and first six months of fiscal 2023, respectively, when compared to the same prior year periods, as a result of higher prices, higher unit volume, and higher option sales.

Operating income for the second quarter and first six months of fiscal 2023 increased 9.4 percent and 49.5 percent, respectively, when compared to the same prior year periods. The increase is primarily the result of higher net sales, partially offset by higher material costs from inflationary pressures.

Aviara Segment

The following table sets forth Aviara segment results for the three and six months ended:

	Three Months Ended		2023 vs. 2022		Six Months Ended		2023 vs. 2022
	January 1,	January 2,		%	January 1,	January 2,		%
	2023	2022	Change	Change	2023	2022	Change	Change
Net sales	$13,858	$7,909	$5,949	75.2%	$26,793	$13,764	$13,029	94.7%
Operating loss	(1,509)	(2,320)	811	35.0%	(902)	(5,919)	5,017	84.8%
Goodwill impairment	—	—	—	—	—	1,100	(1,100)	—
Purchases of property, plant and equipment	1,093	254	839	330.3%	2,429	369	2,060	558.3%

Unit sales volume	34	23	11	47.8%	66	42	24	57.1%
Net sales per unit	$408	$344	$64	18.6%	$406	$328	$78	23.8%

Net sales increased $5.9 million and $13.0 million during the second quarter and first six months of fiscal 2023, respectively, when compared to the same prior year periods, due to increased sales volume, higher prices, and favorable model mix.

Operating loss decreased 35.0 percent and 84.8 percent for the second quarter and first six months of fiscal 2023, respectively, when compared to the same prior year periods. The change was primarily a result of higher net sales and improved production efficiencies, partially offset by higher material costs from inflationary pressures. Additionally, a goodwill impairment charge was recorded during the first quarter of fiscal 2022.

Non-GAAP Measures

EBITDA, Adjusted EBITDA, EBITDA Margin, and Adjusted EBITDA Margin

We define EBITDA as net income from continuing operations, before interest, income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA further adjusted to eliminate certain non-cash charges or other items that we do not consider to be indicative of our core and/or ongoing operations. For the periods presented herein, these adjustments include share-based compensation and goodwill impairment. We define EBITDA margin and Adjusted EBITDA margin as EBIDTA and Adjusted EBITDA, respectively, each expressed as a percentage of Net sales.

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

EBITDA, Adjusted EBITDA, EBITDA margin, Adjusted EBITDA margin, Adjusted Net Income, and Adjusted Net Income per share, which we refer to collectively as the Non-GAAP Measures, are not measures of net income or operating income as determined under accounting principles generally accepted in the United States, or U.S. GAAP. The Non-GAAP Measures are not measures of performance in accordance with U.S. GAAP and should not be considered as an alternative to net income, net income per share, or operating cash flows determined in accordance with U.S. GAAP. Additionally, Adjusted EBITDA is not intended to be a measure of cash flow. We believe that the inclusion of the Non-GAAP Measures is appropriate to provide additional information to investors because securities analysts and investors use the Non-GAAP Measures to assess our operating performance across periods on a consistent basis and to evaluate the relative risk of an investment in our securities. We use Adjusted Net Income and Adjusted Net Income per share to facilitate a comparison of our operating performance on a consistent basis from period to period that, when viewed in combination with our results prepared in accordance with U.S. GAAP, provides a more complete understanding of factors and trends affecting our business than does U.S. GAAP measures alone. We believe Adjusted Net Income and Adjusted Net Income per share assists our board of directors, management, investors, and other users of the financial statements in comparing our net income on a consistent basis from period to period because it removes certain non-cash items and other items that we do not consider to be indicative of our core and/or ongoing operations and reflecting income tax expense on adjusted net income before income taxes at our estimated annual effective tax rate. The Non-GAAP Measures have limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

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

The following table presents a reconciliation of net income from continuing operations as determined in accordance with U.S. GAAP to EBITDA, and Adjusted EBITDA, and net income from continuing operations margin to EBITDA margin and Adjusted EBITDA Margin (each expressed as a percentage of net sales) for the periods indicated:

	Three Months Ended				Six Months Ended
	January 1,	% of Net	January 2,	% of Net	January 1,	% of Net	January 2,	% of Net
	2023	sales	2022	sales	2023	sales	2022	sales
Net income from continuing operations	$19,983	12.6%	$17,859	12.4%	$44,618	13.6%	$30,091	10.9%
Income tax expense	6,433		5,403		13,609		9,169
Interest expense	666		357		1,228		739
Interest income	(621)		—		(772)		—
Depreciation and amortization	2,610		2,364		5,211		4,823
EBITDA	29,071	18.3%	25,983	18.0%	63,894	19.4%	44,822	16.3%
Share-based compensation	745		1,171		1,865		2,033
Goodwill impairment(a)	—		—		—		1,100
Adjusted EBITDA	$29,816	18.7%	$27,154	18.8%	$65,759	20.0%	$47,955	17.4%
(a)
Represents a non-cash charge recorded in the Aviara segment for impairment of goodwill.

The following table presents a reconciliation of net income from continuing operations as determined in accordance with U.S. GAAP to Adjusted Net Income for the periods indicated:

	Three Months Ended		Six Months Ended
	January 1,	January 2,	January 1,	January 2,
	2023	2022	2023	2022
	(Dollars in thousands, except per share data)
Net income from continuing operations	$19,983	$17,859	$44,618	$30,091
Income tax expense	6,433	5,403	13,609	9,169
Amortization of acquisition intangibles	462	462	924	924
Share-based compensation	745	1,171	1,865	2,033
Goodwill impairment(a)	—	—	—	1,100
Adjusted Net Income before income taxes	27,623	24,895	61,016	43,317
Adjusted income tax expense(b)	6,353	5,726	14,034	9,963
Adjusted Net Income	$21,270	$19,169	$46,982	$33,354

Adjusted Operating Net Income per share:
Basic	$1.20	$1.02	$2.64	$1.78
Diluted	$1.20	$1.01	$2.62	$1.76
Weighted average shares used for the computation of(c):
Basic Adjusted Net Income per share	17,669,645	18,722,386	17,807,853	18,786,343
Diluted Adjusted Net Income per share	17,774,329	18,899,136	17,903,027	18,951,627
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

The following table presents the reconciliation of net income from continuing operations per diluted share to Adjusted Net Income per diluted share for the periods presented:

	Three Months Ended		Six Months Ended
	January 1,	January 2,	January 1,	January 2,
	2023	2022	2023	2022
Net income from continuing operations per diluted share	$1.12	$0.94	$2.49	$1.59
Impact of adjustments:
Income tax expense	0.36	0.29	0.76	0.48
Amortization of acquisition intangibles	0.03	0.02	0.05	0.05
Share-based compensation	0.04	0.06	0.10	0.11
Goodwill impairment(a)	—	—	—	0.06
Adjusted Net Income per diluted share before income taxes	1.55	1.31	3.40	2.29
Impact of adjusted income tax expense on net income per diluted share before income taxes(b)	(0.35)	(0.30)	(0.78)	(0.53)
Adjusted Net Income per diluted share	$1.20	$1.01	$2.62	$1.76
(a)
Represents a non-cash charge recorded in the Aviara segment for impairment of goodwill.
(b)
Reflects income tax expense at an income tax rate of 23.0% for each period presented.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance working capital, fund capital expenditures, service our debt, fund our stock repurchase program, and fund potential business acquisitions. Our principal sources of liquidity are our cash balance, investments due to their short-term nature, cash generated from operating activities, our revolving credit agreement and the refinancing and/or new issuance of long-term debt. We believe our cash balance, investments, cash from operations, and our ability to borrow will be sufficient to provide for our liquidity and capital resource needs.

Cash and cash equivalents totaled $29.1 million as of January 1, 2023, a decrease of $5.1 million from $34.2 million as of June 30, 2022. Held-to-maturity securities totaled $59.7 million as of January 1, 2023. As of June 30, 2022, there were no outstanding held-to-maturity securities. Total debt as of January 1, 2023 and June 30, 2022, was $55.1 million and $56.5 million, respectively.

As of January 1, 2023, we had no amounts outstanding under the Revolving Credit Facility, leaving $100.0 million of available borrowing capacity. Refer to Note 9 — Long Term Debt in the Notes to Unaudited Condensed Consolidated Financial Statements for further details.

On June 24, 2021, the board of directors of the Company authorized a stock repurchase program that allows for the repurchase of up to $50.0 million of our common stock during the three-year period ending June 24, 2024. During the six months ended January 1, 2023, the Company repurchased 415,644 shares of common stock for $9.0 million in cash, including related fees and expenses.

The following table and discussion below relates to our cash flows from continuing operations from operating, investing, and financing activities:

	Six Months Ended
	January 1,	January 2,
	2023	2022
	(Dollars in thousands)
Total cash provided by (used in):
Operating activities	$79,763	$26,652
Investing activities	(71,602)	(4,945)
Financing activities	(10,937)	(31,114)
Net change in cash from continuing operations	$(2,776)	$(9,407)

Six Months Ended January 1, 2023 Cash Flows from Continuing Operations

Net cash provided by operating activities for the six months ended January 1, 2023 was $79.8 million, primarily due to net income and cash provided by favorable changes in working capital. Working capital is defined as accounts receivable, income tax receivable, inventories, and prepaid expenses and other current assets net of accounts payable, income tax payable, and accrued expenses and other current liabilities as presented in the condensed consolidated balance sheets, excluding the impact of acquisitions and non-cash adjustments. Favorable changes in working capital primarily consisted of a decrease in accounts receivable and inventories, and an increase in accrued expenses and other current liabilities. Partially offsetting favorable changes in working capital was a decrease in accounts payable and income tax payable. Accounts receivable decreased primarily as a result of lower sales at the end of the period compared to the end of the prior-year period. Inventories decreased as we rebalance inventory levels after the summer selling season, partially offset by increased materials costs from inflation. Accrued expenses and other current liabilities primarily increased due to increased warranty and floor plan interest costs, offset by payments of other dealer incentives. Accounts payable decreased as a result of decreased production levels during the holiday season. Income tax payable decreased due to the tax benefit generated from the sale of NauticStar.

Net cash used in investing activities was $71.6 million, due to investments in held-to-maturity securities of $59.7 million and $11.9 million of capital expenditures. Our capital spending was focused on expanding our capacity, maintenance capital, and information technology.

Net cash used in financing activities was $10.9 million, which included net payments of $1.5 million on long-term debt and stock repurchases totaling $9.0 million.

Six Months Ended January 2, 2022 Cash Flows from Continuing Operations

Net cash provided by operating activities for the six months ended January 2, 2022 totaled $26.7 million mainly due to net income, partially offset by working capital usage. Working capital usage primarily consisted of an increase in inventory and a decrease in accounts payable. Partially offsetting the working capital usage was a decrease in accounts receivable and an increase in accrued expenses and other current liabilities. Inventory increased $17.0 million for the first half of fiscal 2022 due to an increase in raw materials to support higher production volumes and to increase safety stock to manage supply chain risk. Work in process increased due to supply chain disruptions. Accounts payable decreased as a result of the timing of purchases and payment of invoices. Accounts receivable decreased due to decreased sales at the end of the period compared to the end of the prior-year period. Accrued expenses and other current liabilities increased due to increased contract liabilities and increased warranty costs, partially offset due to continuing strong retail demand without the need for rebates, as well as payments of variable compensation that were accrued for at June 30, 2021.

Net cash used in investing activities was $4.9 million, which consisted of capital expenditures. Our capital spending was focused on expanding our capacity and maintenance capital.

Net cash used in financing activities was $31.1 million and related to net payments of long-term debt of $19.5 million and funding of the stock repurchase program totaling $11.4 million.

Off Balance Sheet Arrangements

The Company did not have any off balance sheet financing arrangements as of January 1, 2023.

Critical Accounting Policies

As of January 1, 2023, there were no significant changes in or changes to the application of our critical accounting policies or estimation procedures from those presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, which was filed with the SEC on September 9, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We maintain an investment portfolio comprised of fixed income securities, all designated as held-to-maturity securities. Fixed income securities do carry some degree of interest rate and credit risk. However, due to the securities' investment grade ratings, short-term nature, and our intention to hold the securities to maturity, we do not expect to recognize impairment losses on declines in fair value below our cost basis. See Note 4 in Notes to Unaudited Condensed Consolidated Financial Statements for more information on investments.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of January 1, 2023.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended January 1, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

For a discussion of the Company’s legal proceedings, see Part I – Item 1. – Note 8 Commitments and Contingencies to the Company’s unaudited condensed consolidated financial statements.

ITEM 1A. RISK FACTORS.

Except as noted below, there have been no material changes to the risk factors disclosed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

We face risks associated with our investments.

We maintain an investment portfolio comprised of fixed income securities, all designated as held-to-maturity securities. While all of these securities currently maintain an investment grade rating and will mature within one year, these securities are subject to price fluctuations as a result of changes in the financial market’s assessment of issuer credit quality, increases in delinquency and default rates, changes in prevailing interest rates and other economic factors. Accordingly, there can be no guarantee that our current or future investments will not result in losses or impairments, which would negatively impact our earnings and financial condition.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS.

Stock Repurchase Program

On June 24, 2021, the board of directors of the Company authorized a stock repurchase program that allows for the repurchase of up to $50.0 million of our common stock during the three-year period ending June 24, 2024. During the first six months of fiscal 2023, we repurchased approximately $9.0 million of our common stock, including approximately $4.8 million during the three months ended January 1, 2023. As of January 1, 2023, the remaining authorization under the program was approximately $15.6 million.

During the three months ended January 1, 2023, the Company repurchased the following shares of common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(a)	Total Number of Shares Purchased as part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan (dollars in thousands)
October 3, 2022 - October 30, 2022	193,742	$20.63	193,742	$16,368
October 31, 2022 - November 27, 2022	—	—	—	16,368
November 28, 2022 - January 1, 2023	30,542	25.97	30,542	15,574
Total	224,284	$21.35	224,284	15,574

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

MASTERCRAFT BOAT HOLDINGS, INC.
(Registrant)

Date:	February 8, 2023	By:	/s/ FREDERICK A. BRIGHTBILL
Frederick A. Brightbill
Chief Executive Officer (Principal Executive Officer) and Chairman of the Board

Date:	February 8, 2023	By:	/s/ TIMOTHY M. OXLEY
Timothy M. Oxley
Chief Financial Officer (Principal Financial and Accounting Officer),
Treasurer and Secretary