Form 10-Q
period 2023-04-02
MasterCraft Boat Holdings, Inc.
filed 2023-05-10
CIK 1638290

{

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 2, 2023

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

As of May 5, 2023, there were 17,495,267 shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding.

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on assumptions that we have made considering our industry experience and our perceptions of historical trends, current conditions, expected future developments and other important factors we believe are appropriate under the circumstances. As you read and consider this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many important factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance anticipated in the forward-looking statements, including but not limited to the following: changes in interest rates, the potential effects of supply chain disruptions and production inefficiencies, general economic conditions, demand for our products, inflation, changes in consumer preferences, competition within our industry, our reliance on our network of independent dealers, our ability to manage our manufacturing levels and our fixed cost base, the successful introduction of our new products, geopolitical conflicts, financial institution disruptions and the other important factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, filed with the Securities and Exchange Commission (“SEC”) on September 9, 2022 (our “2022 Annual Report”) and our Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2023, filed with the SEC on February 8, 2023 (our "Fiscal Second Quarter Quarterly Report"). Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual operating and financial performance may vary in material respects from the performance projected in these forward-looking statements.

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

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	April 2,	April 3,	April 2,	April 3,
	2023	2022	2023	2022
NET SALES	$166,776	$169,343	$495,480	$444,393
COST OF SALES	124,178	125,269	368,682	333,376
GROSS PROFIT	42,598	44,074	126,798	111,017
OPERATING EXPENSES:
Selling and marketing	3,927	3,017	10,748	9,966
General and administrative	9,156	8,964	26,874	26,881
Amortization of other intangible assets	489	489	1,467	1,467
Goodwill impairment	—	—	—	1,100
Total operating expenses	13,572	12,470	39,089	39,414
OPERATING INCOME	29,026	31,604	87,709	71,603
OTHER INCOME (EXPENSE):
Interest expense	(695)	(341)	(1,923)	(1,080)
Interest income	1,195	—	1,967	—
INCOME BEFORE INCOME TAX EXPENSE	29,526	31,263	87,753	70,523
INCOME TAX EXPENSE	6,744	6,957	20,353	16,126
NET INCOME FROM CONTINUING OPERATIONS	22,782	24,306	67,400	54,397
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX (Note 3)	(272)	(3,371)	(21,139)	(7,674)
NET INCOME	$22,510	$20,935	$46,261	$46,723

NET INCOME (LOSS) PER SHARE:
Basic
Continuing operations	$1.30	$1.33	$3.80	$2.92
Discontinued operations	(0.02)	(0.19)	(1.19)	(0.41)
Net income	$1.28	$1.14	$2.61	$2.51

Diluted
Continuing operations	$1.28	$1.31	$3.78	$2.89
Discontinued operations	(0.01)	(0.18)	(1.19)	(0.40)
Net income	$1.27	$1.13	$2.59	$2.49

WEIGHTED AVERAGE SHARES USED FOR COMPUTATION OF:
Basic earnings per share	17,559,920	18,295,949	17,725,208	18,622,878
Diluted earnings per share	17,748,910	18,487,346	17,851,655	18,796,867

Notes to Unaudited Condensed Consolidated Financial Statements form an integral part of the condensed consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	April 2,	June 30,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,453	$34,203
Held-to-maturity securities (Note 4)	73,914	—
Accounts receivable, net of allowance of $155 and $214, respectively	18,688	22,472
Inventories, net (Note 5)	55,268	58,595
Prepaid expenses and other current assets	10,673	7,232
Current assets associated with discontinued operations (Note 3)	—	23,608
Total current assets	185,996	146,110
Property, plant and equipment, net (Note 6)	70,510	55,823
Goodwill (Note 7)	28,493	28,493
Other intangible assets, net (Note 7)	35,951	37,418
Deferred income taxes	14,331	21,525
Deferred debt issuance costs, net	330	406
Other long-term assets	2,663	1,290
Non-current assets associated with discontinued operations (Note 3)	—	5,987
Total assets	$338,274	$297,052
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	27,335	23,375
Income tax payable	5,582	4,600
Accrued expenses and other current liabilities (Note 8)	66,070	54,437
Current portion of long-term debt, net of unamortized debt issuance costs (Note 9)	4,004	2,873
Current liabilities associated with discontinued operations (Note 3)	—	7,887
Total current liabilities	102,991	93,172
Long-term debt, net of unamortized debt issuance costs (Note 9)	50,391	53,676
Unrecognized tax positions	6,469	6,358
Other long-term liabilities	2,276	198
Total liabilities	162,127	153,404
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value per share — authorized, 100,000,000 shares; issued and outstanding, 17,571,882 shares at April 2, 2023 and 18,061,437 shares at June 30, 2022	176	181
Additional paid-in capital	82,827	96,584
Retained earnings	93,144	46,883
Total stockholders' equity	176,147	143,648
Total liabilities and stockholders' equity	$338,274	$297,052

Notes to Unaudited Condensed Consolidated Financial Statements form an integral part of the condensed consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance at June 30, 2022	18,061,437	$181	$96,584	$46,883	$143,648
Share-based compensation activity	128,040	1	649	—	650
Repurchase and retirement of common stock	(191,360)	(2)	(4,176)	—	(4,178)
Net income	—	—	—	4,068	4,068
Balance at October 2, 2022	17,998,117	180	93,057	50,951	144,188
Share-based compensation activity	2,466	—	745	—	745
Repurchase and retirement of common stock	(224,284)	(2)	(4,792)	—	(4,794)
Net income	—	—	—	19,683	19,683
Balance at January 1, 2023	17,776,299	178	89,010	70,634	159,822
Share-based compensation activity	5,733	—	883	—	883
Repurchase and retirement of common stock	(210,150)	(2)	(7,066)	—	(7,068)
Net income	—	—	—	22,510	22,510
Balance at April 2, 2023	17,571,882	$176	$82,827	$93,144	$176,147

			Additional	Retained Earnings
	Common Stock		Paid-in	(Accumulated
	Shares	Amount	Capital	Deficit)	Total
Balance at June 30, 2021	18,956,719	$189	$118,930	$(11,331)	$107,788
Share-based compensation activity	62,865	1	705	—	706
Repurchase and retirement of common stock	(58,379)	(1)	(1,486)	—	(1,487)
Net income	—	—	—	10,386	10,386
Balance at October 3, 2021	18,961,205	189	118,149	(945)	117,393
Share-based compensation activity	5,913	—	1,159	—	1,159
Repurchase and retirement of common stock	(356,296)	(3)	(9,885)	—	(9,888)
Net income	—	—	—	15,402	15,402
Balance at January 2, 2022	18,610,822	186	109,423	14,457	124,066
Share-based compensation activity	(6,086)	—	766	—	766
Repurchase and retirement of common stock	(395,948)	(4)	(10,075)	—	(10,079)
Net income	—	—	—	20,935	20,935
Balance at April 3, 2022	18,208,788	$182	$100,114	$35,392	$135,688

Notes to Unaudited Condensed Consolidated Financial Statements form an integral part of the condensed consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Nine Months Ended
	April 2,	April 3,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$46,261	$46,723
Loss from discontinued operations, net of tax	21,139	7,674
Net income from continuing operations	67,400	54,397
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	7,833	7,329
Share-based compensation	2,892	2,927
Unrecognized tax benefits	111	1,340
Deferred income taxes	7,194	(3)
Amortization of debt issuance costs	172	178
Goodwill impairment	—	1,100
Changes in certain operating assets and liabilities	21,610	(15,946)
Other, net	153	541
Net cash provided by operating activities of continuing operations	107,365	51,863
Net cash used in operating activities of discontinued operations	(2,403)	(16,561)
Net cash provided by operating activities	104,962	35,302

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(18,871)	(8,021)
Purchases of investments	(83,509)	—
Maturities of investments	10,000	—
Net cash used in investing activities of continuing operations	(92,380)	(8,021)
Net cash used in investing activities of discontinued operations	(501)	(2,818)
Net cash used in investing activities	(92,881)	(10,839)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on revolving credit facility	—	(38,000)
Borrowings on revolving credit facility	—	12,000
Principal payments on long-term debt	(2,250)	(2,250)
Repurchase and retirement of common stock	(15,972)	(21,454)
Other, net	(609)	(245)
Net cash used in financing activities of continuing operations	(18,831)	(49,949)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(6,750)	(25,486)

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	34,203	39,252
CASH AND CASH EQUIVALENTS — END OF PERIOD	$27,453	$13,766
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$1,773	$874
Cash payments for income taxes	6,209	13,139
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures in accounts payable and accrued expenses	2,855	421

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

The accompanying unaudited condensed consolidated financial statements include the accounts of MasterCraft Boat Holdings, Inc. ("Holdings") and its wholly owned subsidiaries. Holdings and its subsidiaries collectively are referred to herein as the "Company." The unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements for the year ended June 30, 2022, and, in the opinion of management, reflect all adjustments considered necessary to present fairly the Company’s financial position as of April 2, 2023, its results of operations for the three and nine months ended April 2, 2023 and April 3, 2022, its cash flows for the nine months ended April 2, 2023 and April 3, 2022, and its statements of stockholders’ equity for the three and nine months ended April 2, 2023 and April 3, 2022. All adjustments are of a normal, recurring nature. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the SEC for financial information have been condensed or omitted pursuant to such rules and regulations. The June 30, 2022 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP for complete financial statements. However, management believes that the disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in our 2022 Annual Report.

Due to the seasonality of the Company’s business, the interim results are not necessarily indicative of the results that may be expected for the remainder of the fiscal year.

There were no significant changes in or changes to the application of the Company’s significant or critical accounting policies or estimation procedures for the three and nine months ended April 2, 2023, as compared with those described in the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2022.

Investments — The Company has, and may continue to invest excess cash balances in short-term debt securities, such as money market funds, government-sponsored securities, corporate bonds, and/or certificates of deposit. The Company accounts for its investments in debt securities in accordance with ASC 320, Investments — Debt and Equity Securities.

We classify our investments in debt securities based on the facts and circumstances present at the time of purchase of the securities. We subsequently reassess the appropriateness of that classification at each reporting date. As of April 2, 2023, all of our investments in debt securities were classified as held-to-maturity and are due to mature within one year (see Note 4).

Estimated fair value measurements related to our debt securities are Level 2 measurements. See Part IV. Item 15, Note 1 — Significant Accounting Policies, Fair Value Measurements in Notes to Consolidated Financial Statements in our 2022 Annual Report for further fair value measurement details.

Discontinued Operations — On September 2, 2022, the Company sold substantially all of the assets and liabilities of its NauticStar segment. The disposal represented the Company's exit from the saltwater fishing and deck boat category, a strategic shift that has a significant effect on the Company's operations and financial results, and as such, qualifies for reporting as discontinued operations. The NauticStar segment results, for the periods presented, are reflected in our condensed consolidated statements of operations and condensed consolidated statements of cash flows as discontinued operations. Additionally, the related assets and liabilities associated with the discontinued operations are classified as discontinued operations in our condensed consolidated balance sheet for the prior period presented (see Note 3).

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

2.
REVENUE RECOGNITION

The following tables present the Company's revenue by major product category for each reportable segment:

	Three Months Ended April 2, 2023
	MasterCraft	Crest	Aviara	Total
Major Product Categories:
Boats and trailers	$114,514	$35,936	$12,777	$163,227
Parts	2,798	285	—	3,083
Other revenue	318	148	—	466
Total	$117,630	$36,369	$12,777	$166,776

	Nine Months Ended April 2, 2023
	MasterCraft	Crest	Aviara	Total
Major Product Categories:
Boats and trailers	$328,254	$115,444	$39,570	$483,268
Parts	9,693	671	—	10,364
Other revenue	1,368	480	—	1,848
Total	$339,315	$116,595	$39,570	$495,480

	Three Months Ended April 3, 2022
	MasterCraft	Crest	Aviara	Total
Major Product Categories:
Boats and trailers	$116,964	$38,351	$10,428	$165,743
Parts	2,742	262	—	3,004
Other revenue	250	346	—	596
Total	$119,956	$38,959	$10,428	$169,343

	Nine Months Ended April 3, 2022
	MasterCraft	Crest	Aviara	Total
Major Product Categories:
Boats and trailers	$309,356	$100,088	$24,192	$433,636
Parts	8,625	649	—	9,274
Other revenue	763	720	—	1,483
Total	$318,744	$101,457	$24,192	$444,393

Contract Liabilities

As of June 30, 2022, the Company had $1.4 million of contract liabilities associated with customer deposits. During the nine months ended April 2, 2023, all of this amount was recognized as revenue. As of April 2, 2023, total contract liabilities associated with customer deposits and services were $2.8 million, were reported in Accrued expenses and other current liabilities and Other long-term liabilities on the condensed consolidated balance sheet, and $1.1 million of the amounts are expected to be recognized as revenue during the remainder of the year ending June 30, 2023.

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

In conjunction with the purchase agreement, the Company entered into a joint employer services agreement and a transition services agreement, which provide certain services to the Purchaser for various periods of time after the sale. Both agreements ended during the second quarter of fiscal 2023. These agreements did not a have a material impact on expenditures, earnings, nor cash flows during the three and nine months ended April 2, 2023.

Further, the Company entered into the Second Amendment to the Credit Agreement as described further in Note 9 related to waivers of restrictions within the Credit Agreement, as amended, on the sale of assets.

During the nine months ended April 2, 2023, the Company recognized a $22.5 million loss on sale, subject to further changes based upon a customary working capital adjustment. Furthermore, assets and liabilities retained, primarily related to certain claims, are subject to change, with activity after the date of sale being recorded as discontinued operations.

The following table summarizes the operating results of discontinued operations for the following periods:

	Three Months Ended	Nine Months Ended
	April 3,	April 2,	April 3,
	2022	2023	2022
NET SALES	$17,392	$7,767	$45,817
COST OF SALES	19,433	9,732	49,481
GROSS LOSS	(2,041)	(1,965)	(3,664)
OPERATING EXPENSES:
Selling, general and administrative	1,578	2,639	4,322
Amortization of other intangible assets	498	—	1,533
Total operating expenses	2,076	2,639	5,855
OPERATING LOSS	(4,117)	(4,604)	(9,519)
Loss on sale of discontinued operations	—	22,487	—
LOSS BEFORE INCOME TAX BENEFIT	(4,117)	(27,091)	(9,519)
INCOME TAX BENEFIT	746	5,952	1,845
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	$(3,371)	$(21,139)	$(7,674)

The operating results, and components thereof, of discontinued operations for the three months ended April 2, 2023 were not significant.

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

4.
INVESTMENTS

During the three and nine months ended April 2, 2023, we invested a portion of our cash and cash equivalents in short-term investments, which primarily consist of investment grade corporate bonds. We have the ability and intention to hold these investments until maturity and therefore have classified these investments as held-to-maturity and recorded them at amortized cost and presented them in “Held-to-maturity securities” on our condensed consolidated balance sheet as of April 2, 2023. As of June 30, 2022, there were no outstanding held-to-maturity investments.

The following is a summary of investments as of April 2, 2023:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Held-to-maturity securities:
Fixed income securities:
Corporate bonds	$73,914	$22	$(132)	$73,804
Total held-to-maturity securities	$73,914	$22	$(132)	$73,804

5.
INVENTORIES

Inventories consisted of the following:

	April 2,	June 30,
	2023	2022
Raw materials and supplies	$37,617	$45,021
Work in process	11,478	7,634
Finished goods	8,306	7,710
Obsolescence reserve	(2,133)	(1,770)
Total inventories	$55,268	$58,595

6.
PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, net consisted of the following:

	April 2,	June 30,
	2023	2022
Land and improvements	$6,457	$6,367
Buildings and improvements	36,437	35,379
Machinery and equipment	41,438	39,457
Furniture and fixtures	3,863	3,394
Construction in progress	21,062	6,315
Total property, plant, and equipment	109,257	90,912
Less accumulated depreciation	(38,747)	(35,089)
Property, plant, and equipment — net	$70,510	$55,823

Property, plant, and equipment, net increased mainly due to capital spending focused on maintenance capital, which includes tooling, capacity expansion, and information technology.

7.
GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amounts of goodwill as of April 2, 2023 and June 30, 2022, along with accumulated goodwill reallocations and accumulated impairment losses attributable to each of the Company’s reportable segments, were as follows:

	MasterCraft	Crest	Aviara	Total
Goodwill	$29,593	$36,238	$—	$65,831
Goodwill reallocation	(1,100)	—	1,100	—
Accumulated impairment losses	—	(36,238)	(1,100)	(37,338)
Goodwill, net	28,493	—	—	28,493

Fiscal 2022 Goodwill Impairment

During the first quarter of fiscal 2022, a $1.1 million impairment charge was recognized for our Aviara reporting unit. See Part IV. Item 15, Note 5 — Goodwill and Other Intangible Assets in Notes to Consolidated Financial Statements in our 2022 Annual Report for further details. No goodwill impairment charges were recognized during the three and nine months ended April 2, 2023.

The following table presents the carrying amount of Other intangible assets, net:

	April 2,			June 30,
	2023			2022
	Gross Amount	Accumulated Amortization / Impairment	Other intangible assets, net	Gross Amount	Accumulated Amortization / Impairment	Other intangible assets, net
Amortized intangible assets
Dealer networks	$19,500	$(9,573)	$9,927	$19,500	$(8,143)	$11,357
Software	245	(221)	24	245	(184)	61
	19,745	(9,794)	9,951	19,745	(8,327)	11,418

Unamortized intangible assets
Trade names	33,000	(7,000)	26,000	33,000	(7,000)	26,000
Total other intangible assets	$52,745	$(16,794)	$35,951	$52,745	$(15,327)	$37,418

Amortization expense related to Other intangible assets, net for the three and nine months ended April 2, 2023 and April 3, 2022, was $0.5 million and $1.5 million, respectively. Estimated amortization expense for the fiscal year ending June 30, 2023 is $2.0 million.

8.
ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	April 2,	June 30,
	2023	2022
Warranty	$30,652	$25,824
Dealer incentives	20,914	15,508
Compensation and related accruals	5,151	4,908
Contract liabilities	1,465	1,447
Inventory repurchase contingent obligation	1,315	661
Self-insurance	1,179	1,171
Liabilities retained associated with discontinued operations	776	—
Other	4,618	4,918
Total accrued expenses and other current liabilities	$66,070	$54,437

Accrued warranty liability activity was as follows for the nine months ended:

	April 2,	April 3,
	2023	2022
Balance at the beginning of the period	$25,824	$20,655
Provisions	10,766	8,453
Payments made	(9,069)	(6,192)
Aggregate changes for preexisting warranties	3,131	1,266
Balance at the end of the period	$30,652	$24,182

9.
LONG-TERM DEBT

Long-term debt is as follows:

	April 2,	June 30,
	2023	2022

Term loan	$54,750	$57,000
Debt issuance costs on term loan	(355)	(451)
Total debt	54,395	56,549
Less current portion of long-term debt	4,125	3,000
Less current portion of debt issuance costs on term loan	(121)	(127)
Long-term debt, net of current portion	$50,391	$53,676

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

The Credit Agreement, as amended, bears interest, at the Company’s option, at either the prime rate plus an applicable margin ranging from 0.25% to 1.00% or at an adjusted term benchmark rate plus an applicable margin ranging from 1.25% to 2.00%, in each case based on the Company’s net leverage ratio. The Company is also required to pay a commitment fee for any unused portion of the revolving credit facility ranging from 0.15% to 0.30% based on the Company’s net leverage ratio. Effective during the three and nine months ended April 2, 2023, the applicable margin for loans accruing at the prime rate was 0.25% and the applicable margin for loans accruing interest at the benchmark rate was 1.25%. As of April 2, 2023, the interest rate on the Company’s term loan was 6.16%.

The Credit Agreement will mature and all remaining amounts outstanding thereunder will be due and payable on June 28, 2026. As of April 2, 2023, the Company was in compliance with its financial covenants under the Credit Agreement.

Revolving Credit Facility

As of April 2, 2023, the Company had no amounts outstanding on its Revolving Credit Facility and had remaining availability of $100.0 million.

10.
INCOME TAXES

The Company’s consolidated interim effective tax rate is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items. The differences between the Company’s effective tax rates and the statutory federal tax rate of 21.0% primarily relate to the inclusion of the state tax rate in the overall effective rate, the benefit of federal and state credits, and a permanent benefit associated with the foreign derived intangible income deduction, partially offset by a permanent add-back for Section 162(m) limitations. During the three months ended April 2, 2023 and April 3, 2022, the Company's effective tax rate was 22.8% and 22.3%, respectively. During the nine months ended April 2, 2023 and April 3, 2022, the Company's effective tax rate was 23.2% and 22.9%, respectively.

11.
SHARE-BASED COMPENSATION

The following table presents the components of share-based compensation expense by award type.

	Three Months Ended		Nine Months Ended
	April 2,	April 3,	April 2,	April 3,
	2023	2022	2023	2022
Restricted stock awards	$587	$441	$1,723	$1,399
Performance stock units	439	453	1,169	1,528
Share-based compensation expense	$1,026	$894	$2,892	$2,927

Restricted Stock Awards

During the nine months ended April 2, 2023, the Company granted 97,525 restricted stock awards (“RSAs”) to the Company’s non-executive directors, officers and certain other key employees. Generally, the shares of restricted stock granted during the nine months ended April 2, 2023, vest pro-rata over three years for officers and certain other key employees and over one year for non-executive directors. The Company determined the fair value of the shares awarded by using the close price of our common stock as of the date of grant. The weighted average grant date fair value of RSAs granted in the nine months ended April 2, 2023, was $23.55 per share.

The following table summarizes the status of nonvested RSAs as of April 2, 2023, and changes during the nine months then ended.

		Average
	Nonvested	Grant-Date
	Restricted	Fair Value
	Shares	(per share)
Nonvested at June 30, 2022	106,408	$21.65
Granted	97,525	23.55
Vested	(34,418)	18.71
Forfeited	(5,509)	21.96
Nonvested at April 2, 2023	164,006	23.39

As of April 2, 2023, there was $2.2 million of total unrecognized compensation expense related to nonvested RSAs. The Company expects this expense to be recognized over a weighted average period of 1.7 years.

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

The following table summarizes the status of nonvested PSUs as of April 2, 2023, and changes during the nine months then ended.

		Average
	Nonvested	Grant-Date
	Performance	Fair Value
	Stock Units	(per share)
Nonvested at June 30, 2022	105,190	$25.30
Granted	76,567	26.08
Forfeited	(1,996)	26.15
Nonvested at April 2, 2023	179,761	25.62

As of April 2, 2023, there was $2.0 million of total unrecognized compensation expense related to nonvested PSUs. The Company expects this expense to be recognized over a weighted average period of 1.9 years.

Nonqualified Stock Options

In July 2015, the Company granted 137,786 nonqualified stock options ("NSOs") to certain employees. As of July 2019, all outstanding options were fully vested and exercisable. All outstanding options as of June 30, 2022, were exercised during the three months ended April 2, 2023.

The following table summarizes the NSO activity for the nine months ended April 2, 2023.

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at June 30, 2022	15,146	$10.70
Granted	—	—
Exercised	(15,146)	10.70
Forfeited or expired	—	—
Outstanding at April 2, 2023	—

12.
EARNINGS PER SHARE AND COMMON STOCK

The following table sets forth the computation of the Company’s net income per share:

	Three Months Ended		Nine Months Ended
	April 2,	April 3,	April 2,	April 3,
	2023	2022	2023	2022
Net income from continuing operations	$22,782	$24,306	$67,400	$54,397
Loss from discontinued operations, net of tax	(272)	(3,371)	(21,139)	(7,674)
Net income	$22,510	$20,935	$46,261	$46,723

Weighted average shares — basic	17,559,920	18,295,949	17,725,208	18,622,878
Dilutive effect of assumed exercises of stock options	4,816	9,044	7,028	12,093
Dilutive effect of assumed restricted share awards/units	184,174	182,353	119,419	161,896
Weighted average outstanding shares — diluted	17,748,910	18,487,346	17,851,655	18,796,867
Basic net income (loss) per share
Continuing operations	$1.30	$1.33	$3.80	$2.92
Discontinued operations	(0.02)	$(0.19)	(1.19)	(0.41)
Net income	$1.28	$1.14	$2.61	$2.51
Diluted net income (loss) per share
Continuing operations	$1.28	$1.31	$3.78	$2.89
Discontinued operations	(0.01)	$(0.18)	(1.19)	(0.40)
Net income	$1.27	$1.13	$2.59	$2.49

For the three and nine months ended April 2, 2023 and April 3, 2022, an immaterial number of shares were excluded from the computation of diluted earnings per share as the effect would have been anti-dilutive.

Stock Repurchase Program

On June 24, 2021, the board of directors of the Company authorized a stock repurchase program that allows for the repurchase of up to $50.0 million of the Company’s common stock during the three-year period ending June 24, 2024. During the three months ended April 2, 2023 and April 3, 2022, the Company repurchased 210,150 shares and 395,948 shares of common stock for $7.0 million and $10.1 million, respectively, in cash, including related fees and expenses. During the nine months ended April 2, 2023 and April 3, 2022, the Company repurchased 625,794 shares and 810,623 shares of common stock for $16.0 million and $21.5 million, respectively, in cash, including related fees and expenses. As of April 2, 2023, $8.6 million remained available under the program.

13.
SEGMENT INFORMATION

Reportable Segments

Operating segments are identified as components of an enterprise about which discrete financial information is available for evaluation by the CODM in making decisions on how to allocate resources and assess performance. For the three and nine months ended April 2, 2023, the Company’s CODM regularly assessed the operating performance of the Company’s boat brands under three operating and reportable segments:

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

Selected financial information for the Company’s reportable segments was as follows:

	For the Three Months Ended April 2, 2023
	MasterCraft	Crest	Aviara	Consolidated
Net sales	$117,630	$36,369	$12,777	$166,776
Operating income (loss)	25,298	4,962	(1,234)	29,026
Depreciation and amortization	1,386	701	535	2,622
Purchases of property, plant and equipment	3,151	2,089	1,716	6,956

	For the Nine Months Ended April 2, 2023
	MasterCraft	Crest	Aviara	Consolidated
Net sales	$339,315	$116,595	$39,570	$495,480
Operating income (loss)	72,269	17,576	(2,136)	87,709
Depreciation and amortization	4,132	2,104	1,597	7,833
Purchases of property, plant and equipment	8,434	6,292	4,145	18,871

	For the Three Months Ended April 3, 2022
	MasterCraft	Crest	Aviara	Consolidated
Net sales	$119,956	$38,959	$10,428	$169,343
Operating income (loss)	28,051	5,568	(2,015)	31,604
Depreciation and amortization	1,248	657	602	2,507
Purchases of property, plant and equipment	1,434	1,146	496	3,076

	For the Nine Months Ended April 3, 2022
	MasterCraft	Crest	Aviara	Consolidated
Net sales	$318,744	$101,457	$24,192	$444,393
Operating income (loss)	65,533	14,004	(7,934)	71,603
Depreciation and amortization	3,762	1,998	1,569	7,329
Goodwill impairment	—	—	1,100	1,100
Purchases of property, plant and equipment	4,966	2,190	865	8,021

The following table presents total assets for the Company’s reportable segments.

	April 2, 2023	June 30, 2022
Assets:
MasterCraft	$248,457	$178,386
Crest	52,075	53,956
Aviara	37,742	35,115
Discontinued operations	—	29,595
Total assets	$338,274	$297,052

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read together with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. In addition, the statements in this discussion and analysis regarding our expectations concerning the performance of our business, anticipated financial results, liquidity and the other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Cautionary Note Regarding Forward-Looking Statements” above and in “Risk Factors” set forth in our 2022 Annual Report and our Fiscal Second Quarter Quarterly Report. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

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

Overview

We are a leading innovator, designer, manufacturer and marketer of recreational powerboats sold through our three brands, MasterCraft, Crest, and Aviara. Through our three brands, we have leading market share positions in two of the fastest growing segments of the powerboat industry, performance sports boats and pontoon boats, while entering the large growing luxury day boat segment. As a leader in recreational marine, we strive to deliver the best on-water experience through innovative, high-quality products with a relentless focus on the consumer.

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

Outlook

During the COVID-19 pandemic, the marine industry benefited from changes in consumer preferences, which accelerated retail sales of our products during fiscal 2021 and fiscal 2022. Strong retail demand created historically low dealer inventory levels which, in turn, increased wholesale demand for our products. Despite lower retail demand from normalized seasonality, fiscal 2023 has continued to have strong wholesale performance while dealers replenish inventory levels. As retail trends evolve in the future, we expect wholesale demand to be more closely aligned with retail demand.

With respect to retail demand, we are actively monitoring the impact of retail trends on our business, which may be impacted by macroeconomic conditions outside our control such as inflation, rising interest rates, financial institution disruptions, geopolitical conflicts and the corresponding economic uncertainty. The full extent of the impact on our business, operations, and financial results cannot be predicted. See Item 1A. "Risk Factors" set forth in our 2022 Annual Report and our Fiscal Second Quarter Quarterly Report.

Results of Continuing Operations

Consolidated Results

The table below presents our consolidated results of operations for the three and nine months ended:

	Three Months Ended		2023 vs. 2022		Nine Months Ended		2023 vs. 2022
	April 2,	April 3,		%	April 2,	April 3,		%
	2023	2022	Change	Change	2023	2022	Change	Change

Consolidated statements of operations:
NET SALES	$166,776	$169,343	$(2,567)	(1.5%)	$495,480	$444,393	$51,087	11.5%
COST OF SALES	124,178	125,269	(1,091)	(0.9%)	368,682	333,376	35,306	10.6%
GROSS PROFIT	42,598	44,074	(1,476)	(3.3%)	126,798	111,017	15,781	14.2%
OPERATING EXPENSES:
Selling and marketing	3,927	3,017	910	30.2%	10,748	9,966	782	7.8%
General and administrative	9,156	8,964	192	2.1%	26,874	26,881	(7)	(0.0%)
Amortization of other intangible assets	489	489	—	0.0%	1,467	1,467	—	0.0%
Goodwill impairment	—	—	—	—	—	1,100	(1,100)	—
Total operating expenses	13,572	12,470	1,102	8.8%	39,089	39,414	(325)	(0.8%)
OPERATING INCOME	29,026	31,604	(2,578)	(8.2%)	87,709	71,603	16,106	22.5%
OTHER INCOME (EXPENSE):
Interest expense	(695)	(341)	(354)	103.8%	(1,923)	(1,080)	(843)	78.1%
Interest income	1,195	—	1,195	—	1,967	—	1,967	—
INCOME BEFORE INCOME TAX EXPENSE	29,526	31,263	(1,737)	(5.6%)	87,753	70,523	17,230	24.4%
INCOME TAX EXPENSE	6,744	6,957	(213)	(3.1%)	20,353	16,126	4,227	26.2%
NET INCOME FROM CONTINUING OPERATIONS	$22,782	$24,306	$(1,524)	(6.3%)	$67,400	$54,397	$13,003	23.9%
Additional financial and other data:
Unit sales volume:
MasterCraft	900	900	—	—	2,457	2,569	(112)	(4.4%)
Crest	722	855	(133)	(15.6%)	2,344	2,261	83	3.7%
Aviara	34	29	5	17.2%	100	71	29	40.8%
Consolidated unit sales volume	1,656	1,784	(128)	(7.2%)	4,901	4,901	—	0.0%
Net sales:
MasterCraft	$117,630	$119,956	$(2,326)	(1.9%)	$339,315	$318,744	$20,571	6.5%
Crest	36,369	38,959	(2,590)	(6.6%)	116,595	101,457	15,138	14.9%
Aviara	12,777	10,428	2,349	22.5%	39,570	24,192	15,378	63.6%
Consolidated net sales	$166,776	$169,343	$(2,567)	(1.5%)	$495,480	$444,393	$51,087	11.5%
Net sales per unit:
MasterCraft	$131	$133	$(2)	(1.5%)	$138	$124	$14	11.3%
Crest	50	46	4	8.7%	50	45	5	11.1%
Aviara	376	360	16	4.4%	396	341	55	16.1%
Consolidated net sales per unit	101	95	6	6.3%	101	91	10	11.0%
Gross margin	25.5%	26.0%	(50) bps		25.6%	25.0%	60 bps

Net sales decreased 1.5 percent during the third quarter of fiscal 2023 when compared with the same prior-year period. The decrease was the result of changes in model mix, decreased sales volumes, increased dealer incentives, and decreased options sales, partially offset by higher prices. Dealer incentives include higher floor plan financing costs and other incentives as a result of increased dealer inventories and interest rates.

Net sales increased 11.5 percent during the first nine months of fiscal 2023 when compared with the same prior-year period. Net sales benefited from higher prices and increased options sales, partially offset by changes in model mix and increased dealer incentives.

Gross margin decreased 50 basis points during the third quarter of fiscal 2023, when compared with the same prior-year period, due to higher costs from inflationary pressures, changes in mix, higher dealer incentives, and increased warranty costs, partially offset by higher prices and improved production efficiencies.

Gross margin increased 60 basis points during the first nine months of fiscal 2023, when compared with the same prior-year period, due to higher prices and improved production efficiencies, partially offset by higher costs from inflationary pressures, changes in mix, increased dealer incentives and increased warranty costs.

Operating expenses increased $1.1 million during the third quarter of fiscal 2023, when compared to the same prior-year period, primarily related to increased boat show related costs and investments in digital marketing.

Operating expenses decreased $0.3 million during the first nine months of fiscal 2023, when compared to the same prior-year period, primarily due to an impairment charge of $1.1 million related to the allocated goodwill associated with the Aviara segment recorded in the first quarter of fiscal 2022, as discussed in Note 7 to the Unaudited Condensed Consolidated Financial Statements, partially offset by an increase in boat show related costs and investments in digital marketing.

Interest expense increased $0.4 million and $0.8 million during the third quarter and first nine months of fiscal 2023, respectively, when compared to the same prior-year periods due to higher effective interest rates.

Interest income of $1.2 million and $2.0 million during the third quarter and first nine months of fiscal 2023, respectively, is derived primarily from investments in a portfolio of fixed income securities as part of the Company's cash management strategy.

Segment Results

MasterCraft Segment

The following table sets forth MasterCraft segment results for the three and nine months ended:

	Three Months Ended		2023 vs. 2022		Nine Months Ended		2023 vs. 2022
	April 2,	April 3,		%	April 2,	April 3,		%
	2023	2022	Change	Change	2023	2022	Change	Change
Net sales	$117,630	$119,956	$(2,326)	(1.9%)	$339,315	$318,744	$20,571	6.5%
Operating income	25,298	28,051	(2,753)	(9.8%)	72,269	65,533	6,736	10.3%
Purchases of property, plant and equipment	3,151	1,434	1,717	119.7%	8,434	4,966	3,468	69.8%

Unit sales volume	900	900	-	0.0%	2,457	2,569	(112)	(4.4%)
Net sales per unit	$131	$133	$(2)	(1.5%)	$138	$124	$14	11.3%

Net sales decreased 1.9 percent during the third quarter of fiscal 2023, when compared with the same prior-year period, due to changes in model mix, decreased options sales, and increased dealer incentives, partially offset by higher prices.

Net sales increased 6.5 percent during the first nine months of fiscal 2023, when compared with the same prior-year period, due to higher prices and increased options sales, partially offset by decreased sales volume and changes in model mix.

Operating income decreased $2.8 million during the third quarter of fiscal 2023 when compared to the same prior-year period. The decrease was driven by changes in model mix, higher material and overhead costs from inflationary pressures, higher dealer incentives, decreased option sales, and increased warranty costs, partially offset by higher prices.

Operating income increased $6.7 million during the first nine months of fiscal 2023, when compared with the same prior-year period, due to higher prices, partially offset by higher material and overhead costs from inflationary pressures, changes in model mix, higher dealer incentives, and increased warranty costs.

Purchases of property, plant, and equipment increased 119.7 percent and 69.8 percent during the third quarter and first nine months of fiscal 2023, respectively, when compared to the same prior-year periods, due to capital spending focused on maintenance capital, which includes tooling, capacity expansion, and information technology.

Crest Segment

The following table sets forth Crest segment results for the three and nine months ended:

	Three Months Ended		2023 vs. 2022		Nine Months Ended		2023 vs. 2022
	April 2,	April 3,		%	April 2,	April 3,		%
	2023	2022	Change	Change	2023	2022	Change	Change
Net sales	$36,369	$38,959	$(2,590)	(6.6%)	$116,595	$101,457	$15,138	14.9%
Operating income	4,962	5,568	(606)	(10.9%)	17,576	14,004	3,572	25.5%
Purchases of property, plant and equipment	2,089	1,146	943	82.3%	6,292	2,190	4,102	187.3%

Unit sales volume	722	855	(133)	(15.6%)	2,344	2,261	83	3.7%
Net sales per unit	$50	$46	$4	8.7%	$50	$45	$5	11.1%

Net sales decreased 6.6 percent during the third quarter of fiscal 2023 when compared to the same prior-year period, as a result of decreased unit volume and increased dealer incentives, partially offset by higher prices and favorable model mix.

Net sales increased 14.9 percent during the first nine months of fiscal 2023 when compared to the same prior-year period, as a result of higher prices and higher option sales, partially offset by increased dealer incentives.

Operating income decreased 10.9 percent during the third quarter of fiscal 2023 when compared to the same prior-year period. The decrease was driven by decreased unit volume, higher material costs from inflationary prices, increased dealer incentives, and increased warranty costs, partially offset by higher prices.

Operating income increased 25.5 percent for the first nine months of fiscal 2023 when compared to the same prior-year period. The increase is primarily the result of higher prices, partially offset by higher material costs from inflationary pressures, increased dealer incentives, and increased warranty costs.

Purchases of property, plant, and equipment increased 82.3 percent and 187.3 percent during the third quarter and first nine months of fiscal 2023, respectively, when compared to the same prior-year periods due to capital spending focused on capacity expansion.

Aviara Segment

The following table sets forth Aviara segment results for the three and nine months ended:

	Three Months Ended		2023 vs. 2022		Nine Months Ended		2023 vs. 2022
	April 2,	April 3,		%	April 2,	April 3,		%
	2023	2022	Change	Change	2023	2022	Change	Change
Net sales	$12,777	$10,428	$2,349	22.5%	$39,570	$24,192	$15,378	63.6%
Operating loss	(1,234)	(2,015)	781	38.8%	(2,136)	(7,934)	5,798	73.1%
Goodwill impairment	—	—	—	—	—	1,100	(1,100)	—
Purchases of property, plant and equipment	1,716	496	1,220	246.0%	4,145	865	3,280	379.2%

Unit sales volume	34	29	5	17.2%	100	71	29	40.8%
Net sales per unit	$376	$360	$16	4.4%	$396	$341	$55	16.1%

Net sales increased $2.3 million and $15.4 million during the third quarter and first nine months of fiscal 2023, respectively, when compared to the same prior-year periods, due to increased sales volume and higher prices.

Operating loss decreased 38.8 percent and 73.1 percent for the third quarter and first nine months of fiscal 2023, respectively, when compared to the same prior-year periods. The change was primarily a result of higher prices, improved production efficiencies, and increased sales volume, partially offset by higher material costs from inflationary pressures. Additionally, a goodwill impairment charge was recorded during the first quarter of fiscal 2022.

Purchases of property, plant, and equipment increased 246.0 percent and 379.2 percent during the third quarter and first nine months of fiscal 2023, respectively, when compared to the same prior-year periods due to capital spending focused on capacity expansion.

Non-GAAP Measures

EBITDA, Adjusted EBITDA, EBITDA Margin, and Adjusted EBITDA Margin

We define EBITDA as net income from continuing operations, before interest, income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA further adjusted to eliminate certain non-cash charges or other items that we do not consider to be indicative of our core and/or ongoing operations. For the periods presented herein, these adjustments include share-based compensation, business development consulting costs, and goodwill impairment. We define EBITDA margin and Adjusted EBITDA margin as EBIDTA and Adjusted EBITDA, respectively, each expressed as a percentage of Net sales.

Adjusted Net Income and Adjusted Net Income Per Share

We define Adjusted Net Income and Adjusted Net Income per share as net income from continuing operations, adjusted to eliminate certain non-cash charges or other items that we do not consider to be indicative of our core and/or ongoing operations and reflecting income tax expense on adjusted net income before income taxes at our estimated annual effective tax rate. For the periods presented herein, these adjustments include other intangible asset amortization, share-based compensation, business development consulting costs, and goodwill impairment.

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

The following table presents a reconciliation of net income from continuing operations as determined in accordance with U.S. GAAP to EBITDA, and Adjusted EBITDA, and net income from continuing operations margin to EBITDA margin and Adjusted EBITDA Margin (each expressed as a percentage of net sales) for the periods indicated:

	Three Months Ended				Nine Months Ended
	April 2,	% of Net	April 3,	% of Net	April 2,	% of Net	April 3,	% of Net
	2023	sales	2022	sales	2023	sales	2022	sales
Net income from continuing operations	$22,782	13.7%	$24,306	14.4%	$67,400	13.6%	$54,397	12.2%
Income tax expense	6,744		6,957		20,353		16,126
Interest expense	695		341		1,923		1,080
Interest income	(1,195)		—		(1,967)		—
Depreciation and amortization	2,622		2,507		7,833		7,329
EBITDA	31,648	19.0%	34,111	20.1%	95,542	19.3%	78,932	17.8%
Share-based compensation	1,026		894		2,892		2,927
Business development consulting costs(a)	312		—		312		—
Goodwill impairment(b)	—		—		—		1,100
Adjusted EBITDA	$32,986	19.8%	$35,005	20.7%	$98,746	19.9%	$82,959	18.7%
(a)
Represents non-recurring third-party costs associated with business development activities, primarily relating to consulting costs for evaluation and execution of internal growth and other strategic initiatives.
(b)
Represents a non-cash charge recorded in the Aviara segment for impairment of goodwill.

The following table presents a reconciliation of net income from continuing operations as determined in accordance with U.S. GAAP to Adjusted Net Income for the periods indicated:

	Three Months Ended		Nine Months Ended
	April 2,	April 3,	April 2,	April 3,
	2023	2022	2023	2022
	(Dollars in thousands, except per share data)
Net income from continuing operations	$22,782	$24,306	$67,400	$54,397
Income tax expense	6,744	6,957	20,353	16,126
Amortization of acquisition intangibles	462	462	1,386	1,386
Share-based compensation	1,026	894	2,892	2,927
Business development consulting costs(a)	312	—	312	—
Goodwill impairment(b)	—	—	—	1,100
Adjusted Net Income before income taxes	31,326	32,619	92,343	75,936
Adjusted income tax expense(c)	7,205	7,502	21,239	17,465
Adjusted Net Income	$24,121	$25,117	$71,104	$58,471

Adjusted Operating Net Income per share:
Basic	$1.37	$1.37	$4.01	$3.14
Diluted	$1.36	$1.36	$3.98	$3.11
Weighted average shares used for the computation of(d):
Basic Adjusted Net Income per share	17,559,920	18,295,949	17,725,208	18,622,878
Diluted Adjusted Net Income per share	17,748,910	18,487,346	17,851,655	18,796,867
(a)
Represents non-recurring third-party costs associated with business development activities, primarily relating to consulting costs for evaluation and execution of internal growth and other strategic initiatives.
(b)
Represents a non-cash charge recorded in the Aviara segment for impairment of goodwill.
(c)
Reflects income tax expense at an income tax rate of 23.0% for each period presented.
(d)
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

The following table presents the reconciliation of net income from continuing operations per diluted share to Adjusted Net Income per diluted share for the periods presented:

	Three Months Ended		Nine Months Ended
	April 2,	April 3,	April 2,	April 3,
	2023	2022	2023	2022
Net income from continuing operations per diluted share	$1.28	$1.31	$3.78	$2.89
Impact of adjustments:
Income tax expense	0.38	0.38	1.14	0.87
Amortization of acquisition intangibles	0.03	0.02	0.08	0.07
Share-based compensation	0.06	0.05	0.16	0.16
Business development consulting costs(a)	0.02	—	0.02	—
Goodwill impairment(b)	—	—	—	0.06
Adjusted Net Income per diluted share before income taxes	1.77	1.76	5.18	4.05
Impact of adjusted income tax expense on net income per diluted share before income taxes(c)	(0.41)	(0.40)	(1.20)	(0.94)
Adjusted Net Income per diluted share	$1.36	$1.36	$3.98	$3.11
(a)
Represents non-recurring third-party costs associated with business development activities, primarily relating to consulting costs for evaluation and execution of internal growth and other strategic initiatives.
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

Cash and cash equivalents totaled $27.5 million as of April 2, 2023, a decrease of $6.7 million from $34.2 million as of June 30, 2022. Held-to-maturity securities totaled $73.9 million as of April 2, 2023. As of June 30, 2022, there were no outstanding held-to-maturity securities. Total debt as of April 2, 2023 and June 30, 2022, was $54.4 million and $56.5 million, respectively.

As of April 2, 2023, we had no amounts outstanding under the Revolving Credit Facility, leaving $100.0 million of available borrowing capacity. Refer to Note 9 — Long Term Debt in the Notes to Unaudited Condensed Consolidated Financial Statements for further details.

On June 24, 2021, the board of directors of the Company authorized a stock repurchase program that allows for the repurchase of up to $50.0 million of our common stock during the three-year period ending June 24, 2024. During the nine months ended April 2, 2023, the Company repurchased 625,794 shares of common stock for $16.0 million in cash, including related fees and expenses.

The following table and discussion below relate to our cash flows from continuing operations for operating, investing, and financing activities:

	Nine Months Ended
	April 2,	April 3,
	2023	2022
	(Dollars in thousands)
Total cash provided by (used in):
Operating activities	$107,365	$51,863
Investing activities	(92,380)	(8,021)
Financing activities	(18,831)	(49,949)
Net change in cash from continuing operations	$(3,846)	$(6,107)

Nine Months Ended April 2, 2023 Cash Flows from Continuing Operations

Net cash provided by operating activities for the nine months ended April 2, 2023 was $107.4 million, primarily due to net income and cash provided by favorable changes in working capital. Working capital is defined as accounts receivable, income tax receivable, inventories, and prepaid expenses and other current assets net of accounts payable, income tax payable, and accrued expenses and other current liabilities as presented in the condensed consolidated balance sheets, excluding the impact of acquisitions and non-cash adjustments. Favorable changes in working capital primarily consisted of an increase in accrued expenses and other current liabilities and accounts payable, and a decrease in accounts receivable and inventories. Partially offsetting favorable changes in working capital was an increase in prepaid expenses and other current assets. Accrued expenses and other current liabilities primarily increased due to increased warranty, floor plan interest, and retail rebate costs. Accounts payable increased mainly due to increased payables related to capital spending. Accounts receivable decreased primarily as a result of lower sales at the end of the period compared to the end of the prior-year period. Inventories decreased as we maintain rebalanced inventory levels after the prior summer selling season, partially offset by increased materials costs from inflation. Prepaid expenses and other current assets increased due to payment of annual general insurance premiums which have increased since the prior-year period.

Net cash used in investing activities was $92.4 million, due to net investments in held-to-maturity securities of $73.5 million and $18.9 million of capital expenditures. Our capital spending was focused on maintenance capital, which includes tooling, expanding our capacity, and information technology.

Net cash used in financing activities was $18.8 million, which included net payments of $2.3 million on long-term debt and $16.0 million of stock repurchases.

Nine Months Ended April 3, 2022 Cash Flows from Continuing Operations

Net cash provided by operating activities for the nine months ended April 3, 2022 totaled $51.9 million mainly due to net income, partially offset by working capital usage. Working capital usage primarily consisted of an increase in inventory, accounts receivable and prepaid expenses and other current assets. Partially offsetting the working capital usage was an increase in accrued expenses and other current liabilities and accounts payable. Inventory increased $19.7 million for the first nine months of fiscal 2022 due to an increase in raw materials to support higher production volumes and to increase safety stock to manage supply chain risk. Work in process increased due to supply chain disruptions. Accounts receivable increased due to increased sales at the end of the period compared to the end of the prior-year period. Prepaid expenses and other current assets increased due to higher general insurance premiums. Accrued expenses and other current liabilities increased due to an increase in warranty costs and dealer incentives. Accounts payable increased as a result of increased production levels.

Net cash used in investing activities was $8.0 million, which consisted of capital expenditures. Our capital spending was focused on expanding our capacity and maintenance capital.

Net cash used in financing activities was $49.9 million, which included net payments of $28.3 million on long-term debt and $21.5 million of stock repurchases.

Off Balance Sheet Arrangements

The Company did not have any off balance sheet financing arrangements as of April 2, 2023.

Critical Accounting Policies

As of April 2, 2023, there were no significant changes in or changes to the application of our critical accounting policies or estimation procedures from those presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, which was filed with the SEC on September 9, 2022.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of April 2, 2023.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended April 2, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

During the three months ended April 2, 2023, there were no material changes to the risk factors disclosed in “Part I, Item 1A. Risk Factors” in our Annual Report and our Fiscal Second Quarter Quarterly Report.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS.

Stock Repurchase Program

On June 24, 2021, the board of directors of the Company authorized a stock repurchase program that allows for the repurchase of up to $50.0 million of our common stock during the three-year period ending June 24, 2024. During the first nine months of fiscal 2023, we repurchased approximately $16.0 million of our common stock, including approximately $7.0 million during the three months ended April 2, 2023. As of April 2, 2023, the remaining authorization under the program was approximately $8.6 million.

During the three months ended April 2, 2023, the Company repurchased the following shares of common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(a)	Total Number of Shares Purchased as part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan (dollars in thousands)
January 2, 2023 - January 29, 2023	—	$—	—	$15,574
January 30, 2023 - February 26, 2023	59,865	33.66	59,865	13,558
February 27, 2023 - April 2, 2023	150,285	33.14	150,285	8,574
Total	210,150	$33.29	210,150	8,574

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

MASTERCRAFT BOAT HOLDINGS, INC.
(Registrant)

Date:	May 10, 2023	By:	/s/ FREDERICK A. BRIGHTBILL
Frederick A. Brightbill
Chief Executive Officer (Principal Executive Officer) and Chairman of the Board

Date:	May 10, 2023	By:	/s/ TIMOTHY M. OXLEY
Timothy M. Oxley
Chief Financial Officer (Principal Financial and Accounting Officer),
Treasurer and Secretary