Form 10-K
period 2023-06-30
MasterCraft Boat Holdings, Inc.
filed 2023-08-30
CIK 1638290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the ﬁnancial statements of the registrant included in the ﬁling reﬂect the correction of an error to previously issued ﬁnancial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter, which ended January 1, 2023 and based on the closing sale price as reported on the NASDAQ Global Select Market system, was approximately $447,000,000. As of August 25, 2023, there were 17,202,716 shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2023 annual meeting of stockholders, which will be filed no later than 120 days after the close of the registrant’s fiscal year ended June 30, 2023, are incorporated by reference into Part III of this report.

MASTERCRAFT BOAT HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2023

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

BASIS OF PRESENTATION

Our fiscal year begins on July 1 and ends on June 30 with the interim quarterly reporting periods consisting of thirteen weeks. Therefore, the quarter end will not always coincide with the date of the end of the calendar month. We refer to our fiscal years based on the calendar-year in which they end. Accordingly, references to fiscal 2023, fiscal 2022 and fiscal 2021 represent our financial results for the fiscal years ended June 30, 2023, June 30, 2022, and June 30, 2021, respectively. For ease of reference, we identify our fiscal years in this Form 10-K by reference to the period from July 1 to June 30 of the year in which the fiscal year ends. For example, “fiscal 2023” refers to our fiscal year ended June 30, 2023.

MasterCraft Boat Holdings, Inc. (the “Company”), a Delaware corporation, operates primarily through its wholly-owned subsidiaries, MasterCraft Boat Company, LLC, MasterCraft Services, LLC, MasterCraft Parts, Ltd., MasterCraft International Sales Administration, Inc., Aviara Boats, LLC, Crest Marine, LLC, and NSB Boats, LLC. Unless the context otherwise requires, the Company and its subsidiaries collectively are referred to as the “Company,” “we,” or “us” in this Form 10-K.

PART I

ITEM 1. BUSINESS

We are a leading innovator, designer, manufacturer, and marketer of recreational powerboats sold through our three brands, MasterCraft, Crest, and Aviara. Through these three brands, over the last five years, we have had leading market share positions in two of the fastest growing categories of the powerboat industry, ski/wake boats and pontoon boats, while also growing market share within the luxury day boat segment. As a leader in recreational marine, we strive to deliver the best on-water experience through innovative, high-quality products with a relentless focus on the consumer.

On September 2, 2022, the Company completed the sale of its NauticStar business. This business, which was previously reported as the Company's NauticStar segment until fiscal 2023, is being reported as discontinued operations for all periods presented. Consolidated financial information presented for all periods is related to the continuing operations. See Note 3 in Notes to Consolidated Financial Statements for more information on Discontinued Operations.

Our Segments

MasterCraft Segment

Our MasterCraft segment consists of our MasterCraft brand, which manufactures premium ski/wake boats. The MasterCraft brand was founded in 1968 and evolved over the next 55 years to become the most award-winning ski/wake boat manufacturer in the world. Today, MasterCraft participates in the fastest growing category within the powerboat industry by producing the industry’s premier competitive water ski, wakeboarding, and wake surfing performance boats. We believe the MasterCraft brand is known among boating enthusiasts for high performance, premier quality, and relentless innovation. We believe that the market recognizes MasterCraft as a premier brand in the powerboat industry due to the overall superior value proposition that our boats deliver to consumers. We work tirelessly every day to maintain this iconic brand reputation.

Crest Segment

Our Crest segment consists of our Crest brand, which manufactures pontoon boats. Crest participates in the second-fastest growing category in the powerboat industry. Crest, which we acquired in October 2018, was founded in 1957 and has grown to be one of the top producers of innovative, high-quality pontoon boats ranging from 20 to 27 feet. Crest’s long-standing reputation for high-quality, standard features and content, and innovation provides Crest with strong dealer and consumer bases in its core geographic markets.

Aviara Segment

Our Aviara segment consists of our Aviara brand, which manufactures luxury day boats. Aviara is a de novo brand, developed in-house, and focused on serving the luxury recreational day boat category of the powerboat industry. From its introduction in February 2019 through June 2023, Aviara expanded to three models between 32 feet and 40 feet in length, and in fiscal 2024, will expand to include a 28 foot model, all of which feature both outboard and sterndrive propulsion. Aviara boats feature distinct European styling and offer an elevated open water experience by fusing progressive style and effortless comfort in its modern luxury vessels.

Unless the context otherwise requires, “MasterCraft,” “Crest,” and “Aviara,” as used herein, refers to our segments as described above.

Our Products

We design, manufacture, and sell premium recreational inboard ski/wake, outboard, and sterndrive boats that we believe deliver superior performance for water skiing, wakeboarding, and wake surfing, as well as general recreational boating. In addition, we offer various accessories, including trailers and aftermarket parts.

Our MasterCraft portfolio of ProStar, XStar, X, XT, and NXT models are designed for the highest levels of performance, styling, and enjoyment for both recreational and competitive use. The ProStar, XStar and X models are geared towards the consumer seeking the most premium and highest performance boating experience that we offer, and generally command a price premium over our competitors’ boats at retail prices ranging from approximately $185,000 to $320,000. The MasterCraft XT lineup is designed to offer ultimate flexibility to consumers with maximum customization and maximum performance at retail prices ranging from approximately $130,000 to $190,000. The NXT models offer the quality, performance, styling, and innovation of the MasterCraft brand to the entry-level consumer, with retail prices ranging from approximately $100,000 to $150,000. We have strategically designed and priced the MasterCraft NXT models to target the fast-growing entry-level consumer group that is distinct from our traditional consumer base, while maintaining our core MasterCraft brand attributes at profit margins comparable to our other offerings.

Our Crest portfolio of pontoon boats are designed for the ultimate in comfort and recreational pleasure boating. Crest has continued to grow market share as it expands its distribution footprint. Crest’s pontoon boats are designed to offer consumers the best in luxury, style and performance without compromise across a diverse model lineup ranging in length from 20 to 27 feet. The Signature Line is home to Crest’s Classic models. The Premium Line boasts three Caribbean models with sleek lines, available tower options, unique color combinations and top-quality construction. The Ultimate Luxury Line represents the pinnacle of lavish amenities, featuring the Continental, Continental NX, and Savannah models. This lineup anticipates every need with thoughtful options, an industry-first integrated dual windshield and premium upholstery and audio upgrades. The Electric Line harmonizes industry innovations by introducing eco-friendly pontoon boats. The new Current model allows consumers to enjoy a new level of peace and relaxation with less noise and minimal emissions. Crest’s retail prices range from approximately $35,000 to $220,000.

Our Aviara portfolio of luxury recreational day boats was designed in-house with the vision to create pleasure crafts that defy compromise. The Aviara brand drew on MasterCraft’s legacy of quality. Aviara’s boat designs were inspired by four product design principles – Progressive Style, Elevated Control, Modern Comfort and Quality Details. Aviara’s models consist of the AV32, a 32-foot luxury bowrider, the AV36, a 36-foot luxury bowrider, the AV40, the brand’s flagship 40-foot luxury bowrider, and beginning in fiscal 2024, AV28, a 28-foot luxury bowrider, for the ultimate on-the-water experience. All models are available in either outboard or sterndrive propulsion, and Aviara’s retail prices range from approximately $200,000 to over $1,300,000. We believe there will be significant model expansion opportunities for Aviara in the future.

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

We consistently review our distribution networks to identify opportunities to expand our geographic footprint and improve our coverage of the market. We constantly monitor the health and strength of our dealers by analyzing each dealer’s retail sales and inventory and have established processes to identify under-performing dealers in order to assist them in improving their performance, to allow us to switch to a more effective dealer, or to direct product to markets with the greatest retail demand. These processes also allow us to better monitor dealer inventory levels and product turns and contribute to a healthier dealer network that is better able to stock and sell our products. We believe our outstanding dealer networks and our proactive approach to dealer management allow us to distribute our products more efficiently than our competitors and will help us capitalize on growth opportunities as our industry volumes continue to increase.

For fiscal 2023, the Company’s top ten dealers accounted for approximately 40% of our net sales and one of our dealers individually accounted for 14.9%, or approximately $98.6 million.

North America. As of June 30, 2023, our MasterCraft brand had a total of 108 dealers across 158 locations. Our Crest brand had a total of 148 dealers across 185 locations. Our Aviara brand is sold through a distribution network consisting of one dealer with 57 locations.

Outside of North America. As of June 30, 2023, through our MasterCraft brand, we had a total of 43 international dealers and 43 locations. Our Crest brand had two international dealers in two locations. Aviara had no international dealers. We define international dealers as those dealers with locations outside of North America. We are present in Europe, Australia, South America, Africa, Asia, including Hong Kong, and the Middle East. We generated 4.6%, 5.5%, and 5.1% of our net sales outside of North America in fiscal 2023, 2022, and 2021, respectively.

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

Manufacturing

MasterCraft boats and trailers are manufactured and lake-tested at our 310,000 square-foot facility located in Vonore, Tennessee. We believe MasterCraft has the only boat manufacturing facility to achieve compliance with all three of the ISO 9001 (Quality Management Systems), 14001 (Environmental Management Systems), and 18001 (International Occupational Health and Safety Management System) standards. Crest boats are manufactured at our 270,000 square-foot facility located in Owosso, Michigan. Aviara boats are manufactured at our 130,000 square-foot facility in Merritt Island, Florida.

The rigorous and consumer-centric attention to detail in the design and manufacturing of our products results in boats of high quality which provides an exceptional on water experience across all of our brands. Our dedication to quality permits our consumers to enjoy our products with confidence.

Our boats are built through a continuous flow manufacturing process that encompasses fabrication, assembly, quality management, and testing. We manufacture certain components and subassemblies for our boats, such as upholstery, and procure other components from third-party vendors and install them on the boat. We have several exclusive supplier partnerships for certain critical components, such as aluminum billet, towers, and engine packages. For MasterCraft, we also build custom trailers that match the exact size and design-characteristics of our boats.

Suppliers

We purchase a wide variety of raw materials from our supplier base, including resins, fiberglass, aluminum, lumber and steel, as well as parts and components such as engines and electronic controls. We maintain long-term contracts with certain strategic suppliers and informal arrangements with other suppliers.

We are focused on working with our supply chain partners to enable cost improvement, world-class quality, and continuous product innovation. We have engaged our key suppliers in collaborative preferred supplier relationships and have developed processes including annual cost reduction targets, regular reliability projects, and extensive product testing requirements to ensure that our suppliers produce to the highest levels of quality expected of our brands and at lowest total cost. These collaborative efforts begin at the design stage, as our key suppliers are integrated into design and development planning well in advance of launch, which allows us to control costs and to leverage the expertise of our suppliers in developing product innovations. We believe these collaborative relationships with our key strategic suppliers have contributed to significant improvements in product quality, innovation, and profitability.

The most significant components used in manufacturing our boats, based on cost, are engine packages. For our MasterCraft brand, Ilmor Engineering, Inc. (“Ilmor”) is our exclusive engine supplier and for our Crest brand, Mercury Marine (“Mercury”) is our largest engine supplier. For our Aviara brand, Mercury provides outboard engines and Ilmor provides sterndrive engines. We maintain strong and long-standing relationships with Ilmor and Mercury. During fiscal 2023, Ilmor was our largest overall supplier. In addition to ski/wake and sterndrive engines, Ilmor’s affiliates produce engines used in a number of leading racing boats and race cars. We work closely with Ilmor to remain at the forefront of engine design, performance, and manufacturing. We believe our long-term relationships with our engine supplier partners is a key competitive advantage.

Research and Development, Product Development and Engineering

We are strategically and financially committed to innovation, as reflected in our dedicated product development and engineering groups and evidenced by our track record of new product and feature introduction. As of June 30, 2023, our product development and engineering group includes 67 professionals. These individuals bring to our product development efforts significant expertise across core disciplines, including boat design, computer-aided design, naval engineering, electrical engineering, and mechanical engineering. They are responsible for execution of all facets of our new product and innovation strategy, starting with design and development of new boat models and innovative features, engineering these designs for manufacturing, and integrating new boats and features into production. Our product development and engineering functions work closely with our Strategic Portfolio Management Team which includes senior leadership from Sales, Marketing and Finance, all working together to develop our long-term product and innovation strategies.

We have structured processes to obtain consumer, dealer, and management feedback to guide our long-term product lifecycle and portfolio planning. In addition, extensive testing and coordination with our manufacturing groups are important elements of our product development process, which we believe enable us to leverage the lessons from past launches and minimize the risk associated with the release of new products. Our strategy is to launch several new models each year, which will allow us to renew our product portfolio with innovative offerings at a rate that we believe will be difficult for our competitors to match without significant additional capital investments. In addition to our product strategy, we manage a separate innovation development process which allows us to design innovative new features for our boats in a disciplined manner and to launch these innovations in a more rapid time frame and with higher quality. These enhanced processes have reduced the time to market for our new product pipeline. Our research and product development expense for fiscal 2023, 2022, and 2021 was $8.3 million, $7.2 million, and $5.8 million, respectively.

Intellectual Property

We rely on a combination of patent, trademark, and copyright protection, trade secret laws, confidentiality procedures, and contractual provisions to protect our rights in our brands, products, and proprietary technology. We also protect our vessel hull designs through vessel hull design registrations. This is an important part of our business and we intend to continue protecting our intellectual property. We currently hold more than 50 U.S. patents and more than 10 foreign patents, including utility and design patents for our transom surf seating, our DockStar handling system, and our SurfStar surf system technology among numerous other innovations. Provided that we comply with all statutory maintenance requirements, our patents are expected to expire between 2028 and 2041. We also have additional patent applications pending in the U.S. and worldwide. We also own in excess of 130 trademark registrations in various countries around the world, most notably for the MasterCraft, Crest, and Aviara names and/or logos, as well as numerous model names in MasterCraft’s Star Series, X, XT, and NXT product families, and we have several pending applications for additional registrations. Such trademarks may endure in perpetuity on a country-by-country basis provided that we comply with all statutory maintenance requirements, including continued use of each trademark in each such country. In addition, we own 38 registered U.S. copyrights. Finally, we have registered more than 50 vessel hull designs with the U.S. Copyright Office, the most recent of which will remain in force through 2030.

Competitive Conditions and Position

We believe each of our brands are highly competitive and have a reputation for quality. We compete by operating, developing, and acquiring a diversified portfolio of leading brands focused on the fastest growing segments of the powerboat industry; focusing relentlessly on delivering the best overall ownership experience to consumers; developing and continuously improving highly efficient production techniques and methods which result in highly innovative products; distributing our products through extensive, consumer-centric independent dealer networks; and attracting, developing, and retaining high-performing employees.

Significant competition exists for each of our brands, and the markets in which we compete range from being relatively concentrated for the ski/wake category, to being fragmented for the pontoon category. As of December 2022, based on Statistical Surveys, Inc. (“SSI”) data, the top five brands accounted for approximately 71% of the ski/wake markets and approximately 50% for the pontoon market. Market participants also range from small, single-product businesses to large, diversified companies. In addition, we compete indirectly with businesses that offer alternative leisure products and activities.

In recent history, the MasterCraft brand has consistently competed for the leading market share position in the U.S. among manufacturers of ski/wake boats based on unit volume. As of December 2022, based on SSI data, the MasterCraft brand has the #1 market share in the ski/wake category with 20.8%. As of December 2022, based on SSI data, the Crest brand has the #9 market share in the aluminum pontoon category with 4.1%. As of December 2022, based on SSI data, the Aviara brand has the #7 market share in the 30-foot to 43-foot bowrider category with 6.3%.

Human Capital Resources

We have approximately 1,060 employees as of June 30, 2023, of whom 560 primarily work at our MasterCraft facility in Tennessee, 260 primarily work at our Crest facility in Michigan, and 240 primarily work at our Aviara facility in Florida. None of our employees are unionized or subject to collective bargaining agreements.

One of our strategic priorities is developing a high-performing work organization and work environment that is consumer-focused and attracts and retains superior employees. We strive to offer our employees career-specific tools, training, resources, and support development opportunities. We utilize a talent management process, which includes performance appraisal and development planning. We are also deeply invested in attracting and developing the next generation of workforce talent to the boating industry. We’ve partnered with local community and technical colleges by developing training programs and donating boats and supplies to position graduates for jobs in the boating industry upon graduation.

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

Other Information

We were incorporated under the laws of the State of Delaware under the name MCBC Holdings, Inc. on January 28, 2000. In July 2015, we completed an initial public offering of our common stock. Effective November 7, 2018, the name of the Company was changed from MCBC Holdings, Inc. to MasterCraft Boat Holdings, Inc. We maintain a website with the address www.mastercraft.com. We are not including the information contained in our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available, free of charge through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports as soon as reasonably practicable after we electronically file these materials with, or otherwise furnish them to, the SEC. We also use our website as a means of disclosing additional information, including for complying with our disclosure obligations under the SEC's Regulation FD (Fair Disclosure).

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

In times of economic uncertainty or recession, consumers tend to have less discretionary income and to defer significant spending on non-essential items, which may adversely affect our financial performance. The economic uncertainty caused by (i) general economic conditions, (ii) the impact of inflation and rising interest rates, (iii) labor shortages, (iv) supply chain disruptions, (v) regional or global conflicts, (vi) public health crises, pandemics, or national emergencies and (vii) actions and stimulus measures adopted by local, state and federal governments may lead to unfavorable business outcomes. We continue to develop our portfolio of brands, but our business remains cyclical and sensitive to consumer spending on new boats.

Deterioration in general economic conditions that in turn diminishes consumer confidence or discretionary income may reduce our sales, or we may decide to lower pricing for our products, which could adversely affect our financial results, including increasing the potential for future impairment charges. Further, our products are recreational, and consumers’ limited discretionary income in times of economic hardship may be diverted to other activities that occupy their time, such as other forms of recreational, religious, cultural, or community activities. In addition, economic uncertainty may also increase certain costs of operation, such as financing costs, energy costs and insurance premiums, which in turn may impact our results of operations. We cannot predict the strength of global economies or the timing of economic recovery, either globally or in the specific markets in which we compete.

Inflation and rising interest rates could adversely affect our financial results.

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

In addition, as discussed in more detail below, rising interest rates could also incentivize dealers to reduce their inventory levels in order to reduce their interest exposure.

Rising interest rates may also increase the borrowing costs on new debt, which could affect the fair value of our investments.

Fiscal concerns and policy changes may negatively impact worldwide economic and credit conditions and adversely affect our industry, business, and financial condition.

Fiscal policy could have a material adverse impact on worldwide economic conditions, the financial markets, and availability of credit and, consequently, may negatively affect our industry, business, and overall financial condition. Consumers often finance purchases of our products, and as interest rates rise, the cost of financing the purchase also increases. While credit availability is adequate to support demand, interest rates began to rise significantly in the second half of fiscal 2022, and continued to rise throughout fiscal 2023. If credit conditions worsen and adversely affect the ability of consumers to finance potential purchases at acceptable terms and interest rates, it could result in a decrease in sales or delay improvement in sales.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under our revolving credit facility and term loans are at variable rates of interest and expose us to interest rate risk. Reference rates used to determine the applicable interest rates for our debt began to rise significantly in the second half of fiscal 2022, and continued to rise throughout fiscal 2023. If interest rates continue to increase, the debt service obligations on our indebtedness will continue to increase even if the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Please see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” for discussion of our market risk related to interest rates.

An increase in energy costs may materially adversely affect our business, financial condition, and results of operations.

Our results of operations can be directly affected, positively and negatively, by volatility in the cost and availability of energy, which is subject to global supply and demand and other factors beyond our control. Prices for crude oil, natural gas and other energy supplies have been increasing and have been subject to high volatility, including as a result of geopolitical factors or otherwise. Further, the global clean energy movement may also reduce the availability of fossil fuels, which may in turn cause increases to energy costs. Higher energy costs result in increases in operating expenses at our manufacturing facilities, in the expense of shipping raw materials to our facilities, and in the expense of shipping products to our dealers. In addition, increases in energy costs may adversely affect the pricing and availability of petroleum-based raw materials, such as resins and foams that are used in our products. Higher fuel prices may also have an adverse effect on demand for our boats, as they increase cost of boat ownership and possibly affect product use. Higher fuel prices may also have an effect on consumer preferences causing a shift from traditional fuel-powered boats to electric boats.

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

Risks Relating to Our Business

Our ability to adjust for demand in a rapidly changing environment may adversely affect our results of operations.

The seasonality of retail demand for our products, together with our goal of balancing production throughout the year, requires us to manage our manufacturing and allocate our products to our dealer network to address anticipated retail demand and manage demand fluctuations caused by macroeconomic conditions and other factors. In addition, our dealers must manage seasonal changes in consumer demand and inventory. Our business may experience difficulty in adapting to rapidly changing production and sales volumes. We may not be able to recruit or maintain sufficient skilled labor or our suppliers may not be able to deliver sufficient quantities of parts and components for us to match production with rapid changes in forecasted demand. In addition, consumers may pursue other recreational activities if dealer pipeline inventories fall too low and it is not convenient to purchase our products, consumers may purchase from competitors, or our fixed costs may grow in response to increased demand. A failure to adjust dealer pipeline inventory levels to meet demand could adversely impact our results of operations. In addition, if our dealers reduce their inventories in response to weakness in retail demand, we could be required to reduce our production, resulting in lower rates of absorption of fixed costs in our manufacturing and, therefore, lower margins. As a result, we must balance the economies of level production with seasonal retail sales patterns experienced by our dealers and other macroeconomic conditions. Failure to adjust manufacturing levels adequately may have a material adverse effect on our financial condition and results of operations.

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

We rely on the continuous operation of our manufacturing facilities in Vonore, Tennessee, Merritt Island, Florida, and Owosso, Michigan for the production of our products. Any natural disaster or other serious disruption to our facilities due to fire, snow, flood, earthquake, pandemics, civil insurrection or social unrest or any other unforeseen circumstance could adversely affect our business, financial condition, and results of operations. Hurricanes, floods, earthquakes, storms, and catastrophic natural or environmental disasters, as well as acts of terrorism or civil unrest, could disrupt our distribution channel, operations, or supply chain and decrease consumer demand. If a catastrophic event takes place in one of our major sales markets, our sales could be diminished. Additionally, if such an event occurs near our business locations, manufacturing facilities or key supplier facilities, business operations, and/or operating systems could be interrupted.

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

Our financial results may be adversely affected by our third-party suppliers' increased costs or inability to adjust for our required production levels due to changes in demand or global supply chain disruptions.

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

In addition, engines used in the manufacturing processes of certain segments are available from a sole-source supplier. Other components used in our manufacturing process, such as boat windshields, towers, and surf tabs may only be available from a limited number of suppliers. Operational and financial difficulties that these or other suppliers may face in the future could adversely affect their ability to supply us with the parts and components we need, which could significantly disrupt our operations. It may be difficult to find a replacement supplier for a limited or sole source raw material, part, or component without significant delay or on commercially reasonable terms. In addition, an uncorrected defect or supplier's variation in a raw material, part, or component, either unknown to us or incompatible with our manufacturing process, could jeopardize our ability to manufacture products.

Some additional supply chain disruptions that could impact our operations, impair our ability to deliver products to customers, and negatively affect our financial results include:

•
an outbreak of disease or facility closures due to public health threats;
•
a deterioration of our relationships with suppliers;
•
events such as natural disasters, power outages, or labor strikes;
•
financial or political instability in any of the countries in which our suppliers operate;
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

We continue to evaluate and shift production; consequently, our need for raw materials and supplies continues to fluctuate. Our suppliers must be prepared to shift operations and, in some cases, hire additional workers and/or expand capacity in order to fulfill our orders and those of other customers. Cost increases, defects, or sustained interruptions in the supply of raw materials, parts, or components due to delayed start-up periods, or sudden changes in requirements, our suppliers experience as they shift production efforts create risks to our operations and financial results. The Company has experienced periodic supply shortages and increases in costs to certain materials. We continue to address these issues by identifying alternative suppliers for key materials and components, working to secure adequate inventories of critical supplies, and continually monitoring the capabilities of our supplier base. In the future, however, we may experience shortages, delayed delivery, and/or increased prices for key materials, parts, and supplies that are essential to our manufacturing operations.

Our business and operations are dependent on the expertise of our key contributors, our successful implementation of succession plans, and our ability to attract and retain management employees and skilled labor.

The talents and efforts of our employees, particularly key managers, are vital to our success. We have observed an overall tightening and increasingly competitive labor market in recent years, which could inhibit our ability to recruit, train and retain employees we require at efficient costs and could lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees. Our management team has significant industry experience and would be difficult to replace. We may be unable to retain them or to attract other highly qualified employees. Failure to hire, develop, and retain highly qualified and diverse employee talent and to develop and implement an adequate succession plan for the management team could disrupt our operations and adversely affect our business and our future success. We perform an annual review of management succession plans with our board of directors, including reviewing executive officer and other important positions to substantially mitigate the risk associated with key contributor transitions, but we cannot ensure that all transitions will be implemented successfully.

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

Our dealers require adequate liquidity to finance their operations, including purchasing our products. Dealers are subject to numerous risks and uncertainties that could unfavorably affect their liquidity positions, including, among other things, continued access to adequate financing sources on a timely basis on reasonable terms. These financing sources are vital to our ability to sell products through our network of dealers. Many of our dealers have floor plan financing arrangements with third-party finance companies. Many factors, including creditworthiness of our dealers and overall aging and level of pipeline inventories, continue to influence the availability and terms of financing that our dealers are able to secure, which could cause dealers to shift the timing of purchases or reduce the total amount purchased in a given period of time, adversely affecting sales of our products. In addition, rising interest rates could also incentivize dealers to reduce their inventory levels in order to reduce their interest exposure, which may further adversely impact the sales of our products and our results of operations.

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

During an economic downturn, we could experience a shift in consumer demand toward purchasing more used boats, primarily because prices for used boats are typically lower than retail prices for new boats. If this were to occur, it could have the effect of reducing demand among retail purchasers for our new boats. Also, while we have taken steps designed to balance production volumes for our boats with demand, our competitors could choose to reduce the price of their products, which could have the effect of reducing demand for our new boats. In addition, as previously mentioned, a shift from traditional fuel-powered boats to electric boats, alternative fuel-powered boats, or other technologies could reduce demand for our boats. Reduced demand for new boats could lead to reduced sales by us, which could adversely affect our business, results of operations, and financial condition.

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

Negative public perception of our products, our environmental, social and governance (ESG) practices or restrictions on the access or the use of our products in certain locations could materially adversely affect our business or results of operations.

Demand for our products depends in part on their acceptance by the public. Public concerns about the environmental impact of our products or their perceived safety, or our ESG practices generally, could result in diminished public perception of the products we sell. Government, media, or activist pressure to limit emissions could also negatively impact consumers’ perceptions of our products. Any decline in the public acceptance of our products could negatively impact their sales or lead to changes in laws, rules and regulations that prevent access to certain locations or restrict use or manner of use in certain areas or during certain times, which could also negatively impact sales. Any material decline in the public acceptance of our products could impact our ability to retain existing consumers or attract new ones which, in turn, could have a material adverse effect on our business, results of operations or financial condition.

Our business operations could be negatively impacted by an outage or breach of our information technology systems, network disruptions, or a cybersecurity event.

We manage our business operations through a variety of information technology systems and their underlying infrastructure, which we continually enhance to increase efficiency and security. In addition to the disruptions in our information technology systems, cybersecurity threats and sophisticated and targeted cyberattacks pose a risk to our information technology systems. We have established security policies, processes, and defenses, including employee awareness training regarding phishing, malware, and other cyber risks, designed to help identify and protect against intentional and unintentional misappropriation or corruption of our information technology systems and information and disruption of our operations. Additionally, we maintain quarterly discussions with our board of directors to address cyber risks and system and process enhancements. Despite these efforts, our information technology systems may be damaged, disrupted, or shut down due to attacks by unauthorized access, malicious software, computer viruses, undetected intrusion, hardware failures, or other events, and in these circumstances our disaster recovery plans may be ineffective or inadequate. These breaches or intrusions could lead to business interruption, exposure of proprietary or confidential information, data corruption, damage to our reputation, exposure to legal and regulatory proceedings, and other costs. A security breach might also lead to violations of privacy laws, regulations, trade guidelines or practices related to our customers and associates and could result in potential claims from customers, associates, shareholders, or regulatory agencies. Any failure to maintain compliance with such laws, regulations, trade guidelines or practices may cause us to incur significant penalties and generate negative publicity, and may require us to change our business practices, increase our costs or otherwise adversely affect our business. Such events could adversely impact our reputation, business, financial position, results of operations, and cash flows. In addition, we could be adversely affected if any of our significant customers or suppliers experiences any similar events that disrupt their business operations or damage their reputation.

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

The impact of actual or potential public health emergencies, epidemics, or pandemics on the Company, our suppliers, dealers, and consumers, and the general economy could be wide-ranging and significant, depending on the nature of the issue, governmental actions taken in response, and the public reaction. The impact of such events could include employee illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in economic activity, widespread unemployment, and supply chain interruptions, which collectively could cause significant disruptions to global economies and financial markets.

In addition, these events could result in future significant volatility in demand, positively or negatively, for our products. Demand volatility may be caused by, among other things: the temporary inability of consumers to purchase our products due to illness, quarantine, or other travel restrictions; dealership closures due to illness or government restrictions; a reduction in boating activity as a result of governmental actions or self-quarantine measures; shifts in demand away from discretionary products; and reduced options for marketing and promotion of products. If such events occur over a prolonged period, they could increase our costs and difficulty of operating our business, including accurately planning and forecasting for our operations and inventory levels, which may adversely impact our results.

The COVID-19 pandemic resulted in disruption, uncertainty, and volatility in the global financial and credit markets, and similar future events could to the same. Such volatility could impact our access to capital resources and liquidity in the future, including making credit difficult to obtain or only available on less favorable terms. The impact on our operations could also be material. For example, we could experience absenteeism caused by illness or quarantine measures. Additionally, we rely on original equipment manufacturers, dealers, and distributors to market and sell most of our products, and effects on their businesses or financial condition as a result of future pandemics could result in various adverse operational impacts including, but not limited to, lower sales, delayed cash payments, interrupted customer warranty service, and increased credit risk.

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

We face the risk of claims that we have infringed third parties’ intellectual property rights. Any claims of patent or other intellectual property infringement, even those without merit, could be expensive and time consuming to defend, cause us to cease making, licensing, or using products that incorporate the challenged intellectual property, require us to redesign, re-engineer, or re-brand our products, if feasible, divert management’s attention and resources, or require us to enter into royalty or licensing agreements in order to obtain the right to use a third party’s intellectual property. Any royalty or licensing agreements, if required, may not be available to us on acceptable terms or at all. A successful claim of infringement against us could result in our being required to pay significant damages, enter into costly license or royalty agreements, or stop the sale of certain products, any of which could have a negative impact on our business, financial condition, and results of operations. While we are not currently involved in any outstanding intellectual property litigation that we believe, individually or in the aggregate, will have a material adverse effect on our business, financial condition, or results of operations, we cannot predict the outcome of any pending litigation and an unfavorable outcome could have an adverse impact on our business, financial condition, or results of operations.

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

As of June 30, 2023, the balance of total goodwill and indefinite lived intangible assets was $54.5 million, which represents approximately 15 percent of total assets. If the future operating performance of either the Company or individual operating segments is not sufficient, we could be required to record non-cash impairment charges. Impairment charges could substantially affect our reported earnings in the periods such charges are recorded. In addition, impairment charges could indicate a reduction in business value which could limit our ability to obtain adequate financing in the future.

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

Certain materials we use require our employees to handle potentially hazardous or toxic substances. While our employees who handle these and other potentially hazardous or toxic materials receive specialized training and wear protective clothing, there is still a risk that they, or others, may be exposed to these substances. Exposure to these substances could result in significant injury to our employees and damage to our property or the property of others, including natural resource damage. Our personnel are also at risk for other workplace related injuries, including slips and falls. We have in the past been, and may in the future be, subject to fines, penalties, and other liabilities in connection with any such injury or damage. Although we currently maintain what we believe to be suitable and adequate insurance in excess of our self-insured amounts, we may be unable to maintain such insurance on acceptable terms or such insurance may not provide adequate protection against potential liabilities.

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

Risks Relating to Ownership of our Common Stock

Inefficient or ineffective allocation of capital could adversely affect our operating results and/or stockholder value.

We strive to allocate capital in a manner that enhances stockholder value, lowers our cost of capital, or demonstrates our commitment to return excess capital to stockholders, while maintaining our ability to invest in strategic growth opportunities. In July 2023, the board of directors of the Company authorized a new share repurchase program under which the Company may repurchase up to $50 million of its outstanding shares of common stock. The new authorization will become effective upon the expiration of the Company's existing $50 million share repurchase authorization. The Company intends to purchase shares under the repurchase authorization from time to time on the open market at the discretion of management, subject to strategic considerations, market conditions, and other factors. Repurchases under our share repurchase program will reduce the market liquidity for our stock, potentially affecting its trading volatility and price. Future share repurchases will also diminish our cash reserves, which may impact our ability to pursue attractive strategic opportunities. Therefore, if we do not properly allocate our capital or implement a successful cash management strategy, including with respect to returning value to our stockholders through this share repurchase authorization, we may fail to produce optimal financial results and experience a reduction in stockholder value.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

As of June 30, 2023, all our MasterCraft boats and trailers are manufactured and lake-tested at our 310,000 square-foot manufacturing facility located on approximately 60 acres of lakefront land in Vonore, Tennessee. We also lease a 3,000 square-foot warehouse facility in West Yorkshire, England for warehousing of parts. All our Crest boats are manufactured in our 270,000 square-foot manufacturing facility located on approximately 63 acres in Owosso, Michigan. All our Aviara boats are manufactured in our 130,000 square-foot manufacturing facility on approximately 38 acres in Merritt Island, Florida.

ITEM 3. LEGAL PROCEEDINGS.

For a discussion of the Company’s legal proceedings, see Part IV – Item 15. – Note 12 Commitments and Contingencies to the Company’s Consolidated Financial Statements.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has been publicly traded on the NASDAQ Global Market under the symbol “MCFT” since July 17, 2015. Prior to that time, there was no public market for our common stock. As of August 25, 2023, we had approximately 12,600 holders of record of our common stock.

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

Issuer Purchases of Equity Securities

On June 24, 2021, the board of directors of the Company authorized a stock repurchase program that allows for the repurchase of up to $50.0 million of our common stock during the three-year period ending June 24, 2024. During the fiscal years ended June 30, 2023 and 2022, we repurchased approximately $22.9 million and $25.5 million of our common stock, respectively. As of June 30, 2023, the remaining authorization under the program was approximately $1.6 million.

During the three months ended June 30, 2023, the Company repurchased the following shares of common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(a)(b)	Total Number of Shares Purchased as part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan (dollars in thousands)
April 3, 2023 - April 30, 2023	59,396	$29.29	59,396	$6,867
May 1, 2023 - May 28, 2023	112,490	28.24	112,490	3,690
May 29, 2023 - June 30, 2023	74,375	27.63	74,375	1,634
Total	246,261	$—	246,261	-
(a)
Represents weighted average price paid per share excluding commissions paid.
(b)
Average price per share excludes any excise tax imposed on certain stock repurchases as part of the Inflation Reduction Act of 2022.

On July 24, 2023, the board of directors of the Company authorized a new share repurchase program under which the Company may repurchase up to $50 million of its outstanding shares of common stock. The new authorization will become effective upon the expiration of the Company's existing $50 million share repurchase authorization. As of June 30, 2023, there was $1.6 million of availability remaining under the existing stock repurchase program.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act of 1934, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any filing of ours under the Securities Act or the Exchange Act.

The following stock performance graph illustrates the cumulative total shareholder return on our common stock for the period from June 30, 2018 to June 30, 2023, as compared to the Russell 2000 Index and the Dow Jones US Recreational Products Index.

The comparison assumes (i) a hypothetical investment of $100 in our common stock and the two above mentioned indices on June 30, 2018 and (ii) the full reinvestment of all dividends. The comparisons in the graph are not intended to be indicative of possible future performance of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding securities authorized for issuance under our equity compensation plans, see Note 11 – Share-Based Compensation in Item 8 and Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

This section generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 are not included in this Annual Report on Form 10-K and can be found in Item 7 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2022, which was filed with the SEC on September 9, 2022.

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
•
Net income margin — We define net income margin as net income from continuing operations divided by net sales, expressed as a percentage.
•
Adjusted EBITDA — We define Adjusted EBITDA as net income from continuing operations, before interest, income taxes, depreciation, and amortization (“EBITDA”), as further adjusted to eliminate certain non-cash charges and unusual items that we do not consider to be indicative of our core/ongoing operations. For a reconciliation of EBITDA to Adjusted EBITDA, see “Non-GAAP Measures” below.
•
Adjusted EBITDA margin — We define Adjusted EBITDA margin as Adjusted EBITDA divided by net sales, expressed as a percentage. For a reconciliation of Adjusted EBITDA margin to net income margin, see “Non-GAAP Measures” below.
•
Adjusted Net Income — We define Adjusted Net Income as net income from continuing operations, adjusted to eliminate certain non-cash charges and other items that we do not consider to be indicative of our core/ongoing operations and adjusted for the impact to income tax expense related to non-GAAP adjustments. For a reconciliation of net income from continuing operations to Adjusted Net Income, see “Non-GAAP Measures” below.

Discontinued Operations

On September 2, 2022, the Company completed the sale of its NauticStar business. This business, which was previously reported as the Company's NauticStar segment until fiscal 2023, is being reported as discontinued operations for all periods presented. The Company's results for all periods presented, as discussed in Management's Discussion and Analysis, are presented on a continuing operations basis with prior year amounts recast to provide comparability. See Note 3 in Notes to Consolidated Financial Statements for more information on Discontinued Operations.

Fiscal 2023 Overview

Net sales were up slightly during fiscal 2023 when compared to fiscal 2022. The increase was primarily due to higher pricing to offset inflationary cost pressures, partially offset by a decrease in wholesale volume, dealer incentives and less favorable model mix. We achieved our goal of rebalancing dealer inventories; however, due to a slowing retail environment, the number of wholesale units sold were lower when compared to prior year. Model mix trended towards smaller-sized models as more boats were sold as inventory stock versus retail-sold boats. Also, because of increased dealer inventories, higher interest rates, and an increasingly competitive retail environment, dealer incentives, which include floor plan financing costs and other incentives, have increased.

Gross margin declined during fiscal 2023 when compared to fiscal 2022. Offsetting the increased net sales discussed above were increased expenses related to material, labor and overhead inflation. Other contributory expenses included increased insurance premiums and warranty-related costs. Overall, including the impact of dealer incentives in net sales noted above, the gross margin percentage declined 60 basis points.

Operating expenses slightly increased during fiscal 2023 when compared to fiscal 2022. Total selling, general and administrative expenses as a percentage of net sales remained relatively flat during fiscal 2023 when compared to the same prior year period.

Results of Operations

We derived the consolidated statements of operations for the fiscal years ended June 30, 2023 and 2022 from our audited consolidated financial statements and related notes included elsewhere in this Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future.

Consolidated Results

	2023	2022	Change	% Change
(Dollar amounts in thousands)
Consolidated statements of operations:
NET SALES	$662,046	$641,609	$20,437	3.2%
COST OF SALES	492,333	473,419	18,914	4.0%
GROSS PROFIT	169,713	168,190	1,523	0.9%
OPERATING EXPENSES:
Selling and marketing	13,808	12,869	939	7.3%
General and administrative	37,034	36,070	964	2.7%
Amortization of other intangible assets	1,956	1,956	—	0.0%
Goodwill impairment	—	1,100	(1,100)	—
Total operating expenses	52,798	51,995	803	1.5%
OPERATING INCOME	116,915	116,195	720	0.6%
OTHER INCOME (EXPENSE):
Interest expense	(2,679)	(1,471)	(1,208)	82.1%
Interest income	3,351	—	3,351	—
INCOME BEFORE INCOME TAX EXPENSE	117,587	114,724	2,863	2.5%
INCOME TAX EXPENSE	27,135	26,779	356	1.3%
NET INCOME FROM CONTINUING OPERATIONS	$90,452	$87,945	$2,507	2.9%
Additional financial and other data:
Unit sales volume:
MasterCraft	3,407	3,596	(189)	(5.3%)
Crest	2,836	3,156	(320)	(10.1%)
Aviara	134	100	34	34.0%
Consolidated unit sales volume	6,377	6,852	(475)	(6.9%)
Net sales:
MasterCraft	$468,656	$466,027	$2,629	0.6%
Crest	141,247	140,859	388	0.3%
Aviara	52,143	34,723	17,420	50.2%
Consolidated net sales	$662,046	$641,609	$20,437	3.2%
Net sales per unit:
MasterCraft	$138	$130	$8	6.2%
Crest	50	45	5	11.1%
Aviara	389	347	42	12.1%
Consolidated net sales per unit	104	94	10	10.6%
Gross margin	25.6%	26.2%	(60) bps

Net Sales. Net Sales increased 3.2 percent for fiscal 2023 when compared to fiscal 2022. The increase was a result of higher prices, partially offset by decreased sales volumes, increased dealer incentives, and less favorable model mix. Dealer incentives include higher floor plan financing costs as a result of increased dealer inventories and interest rates, and other incentives as the retail environment becomes more competitive.

Gross Margin. Gross Margin percentage declined 60 basis points during fiscal 2023 when compared to fiscal 2022. Lower margins were the result of higher costs related to material and overhead inflation, higher costs from dealer incentives, lower absorption due to decreased sales volumes, less favorable model mix, and increased warranty costs related to prior model year expenses, partially offset by higher prices and improved production efficiencies.

Operating Expenses. Operating expenses increased 1.5 percent during fiscal 2023 when compared to the same prior year period. During fiscal 2022, a $1.1 million goodwill impairment charge was recorded in the Aviara segment, as discussed in Note 7 in the Notes to

Consolidated Financial Statements. Selling, general and administrative expenses as a percentage of net sales were relatively flat during fiscal 2023 when compared to the same prior year period.

Interest Expense. Interest expense increased $1.2 million primarily due to higher effective interest rates.

Interest Income. Interest income of $3.4 million during fiscal 2023 is derived from investments in fiscal 2023 in a portfolio of fixed income securities as part of the Company's cash management strategy.

Income Tax Expense. Our consolidated effective income tax rate decreased to 23.1 percent for fiscal 2023 from 23.3 percent for fiscal 2022. See Note 10 in Notes to Consolidated Financial Statements for more information.

Segment Results

MasterCraft Segment

The following table sets forth MasterCraft segment results for the fiscal years ended:

(Dollar amounts in thousands)	2023	2022	Change	% Change
Net sales	$468,656	$466,027	$2,629	0.6%
Operating income	101,324	105,341	(4,017)	(3.8%)
Purchases of property, plant and equipment	17,414	6,642	10,772	162.2%

Unit sales volume	3,407	3,596	(189)	(5.3%)
Net sales per unit	$138	$130	$8	6.2%

Net sales increased 0.6 percent during fiscal 2023, when compared to fiscal 2022. The increase was primarily driven by higher selling prices, partially offset by decreased sales volumes, less favorable model mix, and increased dealer incentives.

Operating income decreased 3.8 percent during fiscal 2023, when compared to the same prior year period. The overall decrease was driven by higher costs from inflationary pressures, higher dealer incentives, less favorable model mix, decreased sales volumes, and increased warranty costs related to prior model year expenses, partially offset by favorable pricing.

Purchases of property, plant, and equipment increased $10.8 million during fiscal 2023, when compared to fiscal 2022. The increase was due to capital spending focused on facility enhancements, strategic initiatives, and information technology.

Crest Segment

The following table sets forth Crest segment results for the fiscal years ended:

(Dollar amounts in thousands)	2023	2022	Change	% Change
Net sales	$141,247	$140,859	$388	0.3%
Operating income	20,106	19,892	214	1.1%
Purchases of property, plant and equipment	7,149	4,193	2,956	70.5%

Unit sales volume	2,836	3,156	(320)	(10.1%)
Net sales per unit	$50	$45	$5	11.1%

Net sales increased 0.3 percent during fiscal 2023, when compared to fiscal 2022, as a result of higher prices, and favorable model mix and options, partially offset by decreased unit volume and increased dealer incentives.

Operating income increased 1.1 percent during fiscal 2023, when compared to the same prior year period. The increase was primarily due to higher selling prices, and favorable model mix and options, partially offset by higher costs from inflationary pressures, decreased unit volume, and increased dealer incentives.

Purchases of property, plant, and equipment increased $3.0 million during fiscal 2023, when compared to the same prior-year period. The increase was primarily due to capital spending focused on capacity expansion.

Aviara Segment

The following table sets forth Aviara segment results for the fiscal years ended:

(Dollar amounts in thousands)	2023	2022	Change	% Change
Net sales	$52,143	$34,723	$17,420	50.2%
Operating loss	(4,515)	(9,038)	4,523	50.0%
Goodwill impairment	—	1,100	(1,100)	—
Purchases of property, plant and equipment	5,760	1,461	4,299	294.3%

Unit sales volume	134	100	34	34.0%
Net sales per unit	$389	$347	$42	12.1%

Net sales increased 50.2 percent during fiscal 2023, when compared to fiscal 2022, mainly due to increased sales volume and higher selling prices, partially offset by higher dealer incentives.

Operating loss decreased 50.0 percent for fiscal 2023, when compared to fiscal 2022. The change was primarily a result of higher prices, improved production efficiencies, and increased sales volume, partially offset by higher costs from inflationary pressures, and increased dealer incentives. Additionally, a goodwill impairment charge was recorded during the first quarter of fiscal 2022.

Purchases of property, plant, and equipment increased $4.3 million during fiscal 2023, when compared to fiscal 2022. The increase was due to capital spending focused on capacity expansion and tooling.

Non-GAAP Measures

EBITDA, Adjusted EBITDA, EBITDA Margin, and Adjusted EBITDA Margin

We define EBITDA as net income from continuing operations, before interest, income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA further adjusted to eliminate certain non-cash charges or other items that we do not consider to be indicative of our core and/or ongoing operations. For the periods presented herein, these adjustments include share-based compensation, business development consulting costs, goodwill impairment, Aviara transition costs, and debt refinancing charges, as described in more detail below. We define EBITDA margin and Adjusted EBITDA margin as EBITDA and Adjusted EBITDA, respectively, expressed as a percentage of Net sales.

Adjusted Net Income and Adjusted Net Income Per Share

We define Adjusted Net Income and Adjusted Net Income per share as net income from continuing operations adjusted to eliminate certain non-cash charges or other items that we do not consider to be indicative of our core and/or ongoing operations and reflecting income tax expense on adjusted net income before income taxes at our estimated annual effective tax rate. For the periods presented herein, these adjustments include other intangible asset amortization, share-based compensation, business development consulting costs, goodwill impairment, Aviara transition costs, and debt refinancing charges.

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

Due to the effects of discontinued operations, as discussed above in “Part I, Item 1. Business,” the Company's non-GAAP financial measures are presented on a continuing operations basis, for all periods presented.

The following table presents a reconciliation of net income from continuing operations as determined in accordance with U.S. GAAP to EBITDA and Adjusted EBITDA, and net income from continuing operations margin (expressed as a percentage of net sales) to Adjusted EBITDA margin (expressed as a percentage of net sales) for the periods indicated:

		% of Net		% of Net		% of Net
	2023	sales	2022	sales	2021	sales
Net income from continuing operations	$90,452	13.7%	$87,945	13.7%	$58,438	12.5%
Income tax expense	27,135		26,779		16,080
Interest expense	2,679		1,471		3,392
Interest income	(3,351)		—		—
Depreciation and amortization	10,569		9,731		8,368
EBITDA	127,484	19.3%	125,926	19.6%	86,278	18.5%
Share-based compensation	3,656		3,510		2,932
Business development consulting costs(a)	312		—		—
Goodwill impairment(b)	—		1,100		—
Aviara transition costs(c)	—		—		2,150
Debt refinancing charges(d)	—		—		769
Adjusted EBITDA	$131,452	19.9%	$130,536	20.3%	$92,129	19.8%

(a)
Represents non-recurring third-party costs associated with business development activities, primarily relating to consulting costs for evaluation and execution of internal growth and other strategic initiatives. The evaluation and execution of the internal growth and other strategic initiatives is a bespoke initiative, and the costs associated therewith do not constitute normal recurring cash operating expenses necessary to operate the Company's business.
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

The following table sets forth a reconciliation of net income from continuing operations as determined in accordance with U.S. GAAP to Adjusted Net Income for the periods indicated:

	2023	2022	2021
	(Dollars in thousands, except per share)
Net income from continuing operations	$90,452	$87,945	$58,438
Income tax expense	27,135	26,779	16,080
Amortization of acquisition intangibles	1,849	1,849	1,849
Share-based compensation	3,656	3,510	2,932
Business development consulting costs(a)	312	—	—
Goodwill impairment(b)	—	1,100	—
Aviara transition costs(c)	—	—	2,150
Debt refinancing charges(d)	—	—	769
Adjusted Net Income before income taxes	123,404	121,183	82,218
Adjusted income tax expense(e)	28,383	27,872	18,910
Adjusted Net Income	$95,021	$93,311	$63,308

Adjusted Net Income per share:
Basic	$5.39	$5.06	$3.37
Diluted	$5.35	$5.01	$3.34
Weighted average shares used for the computation of(e):
Basic Adjusted Net Income per share	17,618,797	18,455,226	18,805,464
Diluted Adjusted Net Income per share	17,765,117	18,636,512	18,951,521

The following table presents the reconciliation of net income from continuing operations per diluted share to Adjusted net income per diluted share for the periods presented:

	2023	2022	2021
Net income from continuing operations per diluted share	$5.09	$4.72	$3.08
Impact of adjustments:
Income tax expense	1.53	1.44	0.85
Amortization of acquisition intangibles	0.10	0.10	0.10
Share-based compensation	0.21	0.19	0.15
Business development consulting costs(a)	0.02	—	—
Goodwill impairment(b)	—	0.06	—
Aviara transition costs(c)	—	—	0.11
Debt refinancing charges(d)	—	—	0.04
Adjusted Net Income per diluted share before income taxes	6.95	6.51	4.33
Impact of adjusted income tax expense on net income per diluted share before income taxes(e)	(1.60)	(1.50)	(0.99)
Adjusted Net Income per diluted share	5.35	$5.01	$3.34

(a)
Represents non-recurring third-party costs associated with business development activities, primarily relating to consulting costs for evaluation and execution of internal growth and other strategic initiatives. The evaluation and execution of the internal growth and other strategic initiatives is a bespoke initiative, and the costs associated therewith do not constitute normal recurring cash operating expenses necessary to operate the Company's business.
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

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance working capital, fund capital expenditures, service our debt, fund potential acquisitions, and fund our stock repurchase program. Our principal sources of liquidity are our cash balance, held-to-maturity securities, cash generated from operating activities, our revolving credit agreement and the refinancing and/or new issuance of long-term debt.

Cash and cash equivalents totaled $19.8 million as of June 30, 2023, a decrease of $14.4 million from $34.2 million as of June 30, 2022. Held-to-maturity securities totaled $91.6 million as of June 30, 2023. As of June 30, 2022, there were no outstanding held-to-maturity securities. As of June 30, 2023, we had no amounts outstanding under the Revolving Credit Facility, leaving $100.0 million of available borrowing capacity. Total debt outstanding under the Term Loan as of June 30, 2023 and June 30, 2022 was $53.7 million and $56.5 million, respectively. Refer to Note 9 — Long Term Debt in the Notes to Consolidated Financial Statements for further details.

On June 24, 2021, the board of directors of the Company authorized a stock repurchase program that allows for the repurchase of up to $50.0 million of our common stock during the three-year period ending June 24, 2024. During fiscal 2023 and fiscal 2022, the Company repurchased 872,055 shares and 975,161 shares of common stock for $22.9 million and $25.5 million, respectively, in cash, including related fees and expenses. As of June 30, 2023, there was $1.6 million of availability remaining under the stock repurchase program.

On July 24, 2023, the board of directors of the Company authorized a new share repurchase program under which the Company may repurchase up to $50 million of its outstanding shares of common stock. The new authorization will become effective upon the expiration of the Company's existing $50 million share repurchase authorization.

We believe our cash balance, investments, cash from operations, and our ability to borrow, will be sufficient to provide for our liquidity and capital resource needs.

The following table and discussion below relate to our cash flows from continuing operations for operating, investing, and financing activities:

	2023	2022	2021

Total cash provided by (used in):
Operating activities	$136,824	$82,378	$73,961
Investing activities	(120,933)	(12,296)	(25,219)
Financing activities	(27,148)	(62,540)	(17,773)
Net change in cash from continuing operations	$(11,257)	$7,542	$30,969

Fiscal 2023 Cash Flow from Continuing Operations

Net cash provided by operating activities was $136.8 million, primarily due to net income, as well as reductions of working capital. Working capital is defined as accounts receivable, income tax receivable, inventories, and prepaid expenses and other current assets net of accounts payable, income tax payable, and accrued expenses and other current liabilities as presented in the consolidated balance sheets, excluding the impact of acquisitions and non-cash adjustments. Favorable working capital change primarily consisted of an increase in accrued expenses and other current liabilities, and a decrease in accounts receivable, offset by a decrease in accounts payable, and an increase in prepaid expenses and other current assets. Accrued expenses and other current liabilities increased as a result of an increase in warranty costs and dealer incentives. Accounts receivable decreased primarily as a result of lower sales at the end of the period compared to the end of the prior-year period. Accounts payable decreased as a result of decreased production levels. Prepaid and other current assets increased primarily as a result of higher general insurance premiums.

Net cash used in investing activities was $120.9 million, due to net investments in held-to-maturity securities of $90.6 million and $30.3 million of capital expenditures. Our capital spending was focused on tooling, capacity expansion, strategic initiatives, and information technology.

Net cash used in financing activities was $27.1 million, which included net payments of $3.0 million on long-term debt and $22.9 million of stock repurchases.

Fiscal 2022 Cash Flow from Continuing Operations

Net cash provided by operating activities was $82.4 million, mainly due to net income, partially offset by working capital usage. Working capital usage primarily consisted of an increase in inventory, accounts receivable and prepaid and other current assets, partially offset an increase in accrued expenses and other current liabilities and accounts payable. Inventory increased due to an increase in raw materials to support higher production volumes and to increase safety stock to manage supply chain risk. Accounts receivable increased due to increased sales. Prepaid and other current assets increased due to higher general insurance premiums. Accrued expenses and other current liabilities increased due to an increase in warranty costs and dealer incentives. Accounts payable increased as a result of increased production levels.

Net cash used in investing activities was $12.3 million, which included capital expenditures. Our capital spending was focused on expanding our capacity, maintenance capital, and investments in information technology.

Net cash used in financing activities was $62.5 million, which included net payments of $36.7 million on long-term debt and $25.5 million of stock repurchases.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet financing arrangements as of June 30, 2023.

Contractual Obligations

As of June 30, 2023, the Company’s material cash obligations were as follows:

Long-Term Debt Obligations — See Note 9 – Long-Term Debt in the accompanying Notes to Consolidated Financial Statements for further information.

Interest on Long-Term Debt Obligations — As of June 30, 2023, the Company has estimated total interest payments on its outstanding long-term debt obligations of $8.9 million, of which $4.0 million is due during the next 12 months. Interest on variable rate debt instruments was calculated using interest rates in effect for our borrowings as of June 30, 2023 and holding them constant for the life of the instrument.

Purchase Commitments — As of June 30, 2023, the Company is committed to purchasing $28.5 million of engines, of which $19.5 million is committed during the next 12 months. See Note 12 in the accompanying Notes to Consolidated Financial Statements for more information.

Repurchase Obligations — The Company has reserves to cover potential losses associated with repurchase obligations based on historical experience and current facts and circumstances. We incurred no material impact from repurchase events during fiscal 2023, 2022, or 2021. An adverse change in retail sales, however, could require us to repurchase boats repossessed by floor plan financing companies upon an event of default by any of our dealers, subject in some cases to an annual limitation. See Note 12 in the accompanying Notes to Consolidated Financial Statements for more information.

In addition to the above, we have unrecognized tax benefits that are not reflected here because the Company cannot predict when open income tax years will close with completed examinations. See Note 10 in Notes to Consolidated Financial Statements for more information.

Application of Critical Accounting Policies and Estimates

Significant accounting policies are described in the notes to the consolidated financial statements. In the application of these policies, certain estimates are made that may have a material impact on our financial condition and results of operations. Actual results could differ from those estimates and cause our reported net income to vary significantly from period to period. For additional information regarding these policies, see Note 1 – Significant Accounting Policies in Notes to Consolidated Financial Statements.

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

As discussed further in Note 7 to the Consolidated Financial Statements, during the year ended June 30, 2022, the Company performed a quantitative test and recognized a $1.1 million goodwill impairment charge related to its Aviara reporting unit. As of June 30, 2023, only the MasterCraft reporting unit has a goodwill balance. The fair value of this reporting unit substantially exceeds its carrying value.

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

As discussed further in Note 3 to the Consolidated Financial Statements, during the year ended June 30, 2022, the Company recognized $18.5 million in intangible asset impairment charges related to its indefinite lived intangible asset and its dealer network intangible asset within the NauticStar reporting unit. These charges are included in the loss from discontinued operations.

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

As discussed further in Note 3 to the Consolidated Financial Statements, during the year ended June 30, 2022, the Company recognized $5.3 million in long-lived asset impairment charges related to its NauticStar reporting unit.

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

Income Taxes—We are subject to income taxes in the United States of America and the United Kingdom. Our effective tax rates differ from the statutory rates, primarily due to a change in state taxes as a result of selling NauticStar, as further described in Note 10 in Notes to Consolidated Financial Statements.

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

Other Revenue Recognition Matters

Dealers generally have no right to return unsold boats. Occasionally, the Company may accept returns in limited circumstances and at the Company’s discretion under its warranty policy. The Company may be obligated, in the event of default by a dealer, to accept returns of unsold boats under its repurchase commitment to floor plan financing providers, who are able to obtain such boats through foreclosure. The repurchase commitment is on an individual unit basis with a term from the date it is financed by the lending institution through the payment date by the dealer, generally not exceeding 30 months. The Company accounts for these arrangements as guarantees and recognizes a liability based on the estimated fair value of the repurchase obligation. The estimated fair value takes into account our estimate of the loss we will incur upon resale of any repurchases. The Company accrues the estimated fair value of this obligation based on the age of inventory currently under floor plan financing and estimated credit quality of dealers holding the inventory. Inputs used to estimate this fair value include significant unobservable inputs that reflect the Company’s assumptions about the inputs that market participants would use and, therefore, this liability is classified within Level 3 of the fair value hierarchy. We incurred no material impact from repurchase events during fiscal 2023, 2022, or 2021. See Note 12 in Notes to Consolidated Financial Statements for more information on repurchase obligations.

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

As of June 30, 2023, we had $54.0 million of long-term debt outstanding, bearing interest at the effective interest rate of 6.50%. See Note 9 in Notes to Consolidated Financial Statements for more information regarding our long-term debt.

A hypothetical 1% increase or decrease in interest rates would have resulted in a $0.6 million change to our interest expense for fiscal 2023.

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

As of the end of the period covered by this Form 10-K Annual Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2023.

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on such assessment our management has concluded that, as of June 30, 2023, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of June 30, 2023, has been audited by our independent registered public accounting firm, Deloitte & Touche LLP, as stated in their report which is included in Item 15 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f), during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Director and Officer Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2023, none of our directors or "officers" (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated "Rule 10b5-1 trading arrangements" or "non-Rule 10b5-1 trading arrangements" (each as defined in Item 408 of Regulation S-K).

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

3.
Exhibits

The following documents are filed as a part of this annual report on Form 10-K or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of MCBC Holdings, Inc.	10-K	001-37502	3.1	9/18/15

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of MasterCraft Boat Holdings, Inc.	10-Q	001-37502	3.2	11/9/18

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of MasterCraft Boat Holdings, Inc.	8-K	001-37502	3.1	10/25/19

3.4	Fourth Amended and Restated By-laws of MasterCraft Boat Holdings, Inc.	8-K	001-37502	3.2	10/25/19

4.1	Common stock certificate of MasterCraft Boat Holdings, Inc.	S-1/A	333-203815	4.1	7/15/15

4.2	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934					*

10.1†	MCBC Holdings, Inc. 2010 Equity Incentive Plan	S-1/A	333-203815	10.2	6/25/15

10.2†	MCBC Holdings, Inc. 2015 Incentive Award Plan	S-1/A	333-203815	10.4	7/15/15

10.3†	Form of Restricted Stock Award Agreement and Grant Notice under 2015 Incentive Award Plan (employee)	S-1/A	333-203815	10.10	7/1/15

10.4†	Form of Stock Option Agreement and Grant Notice under 2015 Incentive Award Plan (employee)	S-1/A	333-203815	10.12	7/7/15

10.5†	Form of Restricted Stock Award Grant Notice under 2015 Incentive Award Plan (director)	S-1/A	333-203815	10.13	7/7/15

10.6†	Senior Executive Incentive Bonus Plan	10-K	001-37502	10.8	9/18/15

10.7†	Non-Employee Director Compensation Policy	10-K	001-37502	10.7	9/13/19

10.8†	Employment Agreement Between Crest Marine, LLC and Patrick May	10-K	001-37502	10.10	9/13/19

10.9†	Form of Indemnification Agreement for directors and officers	S-1/A	333-203815	10.9	7/7/15

10.10†	Form of Performance Stock Unit Award Agreement under 2015 Incentive Award Plan	8-K	001-37502	10.1	8/26/16

10.11	Fourth Amended and Restated Credit and Guaranty Agreement, dated October 1, 2018, by and among MasterCraft Boat Holdings, Inc. as a guarantor, MasterCraft Boat Company, LLC, MasterCraft Services, LLC, MasterCraft International Sales Administration, Inc., Nautic Star, LLC, NS Transport, LLC, and Crest Marine LLC as borrowers, Fifth Third Bank as the agent and letter of credit issuer, and the lenders party thereto	8-K	001-37502	10.1	10/1/18

10.12	Amendment No. 3 to the Fourth Amended and Restated Credit and Guaranty Agreement	10-Q	001-37502	10.1	5/8/20

10.13†	Offer Letter, dated December 2, 2019	8-K	001-37502	10.1	12/3/19

10.14†	Form of PSU Award Agreement	8-K	001-37502	10.1	7/22/20

10.15	Agreement for Purchase and Sale of Merritt Island Facility	10-Q	001-37502	10.1	11/12/20

10.16	Amendment No. 4 and Joinder to Fourth Amended and Restated Credit and Guaranty Agreement	10-Q	001-37502	10.1	2/10/21

10.17	Credit Agreement, dated as of June 28, 2021, among MasterCraft Boat Holdings, Inc., the Lenders Party Thereto and JPMORGAN CHASE BANK, N.A., as Administrative Agent, Sole Bookrunner and Sole Lead Arranger and FIFTH THIRD BANK and BMO HARRIS BANK, N.A., as Co-Syndication Agents	8-K	001-37502	10.1	6/28/2021

10.18	Second Amendment to Credit Agreement					*

21.1	List of subsidiaries of MasterCraft Boat Holdings, Inc.					*

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm					*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer					*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	Inline XBRL Instance Document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	*

† Indicates management contract or compensatory plan.

* Filed herewith.

** Furnished herewith.

ITEM 16. FORM 10-K SUMMARY.

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 30, 2023	MASTERCRAFT BOAT HOLDINGS, INC.

	By:	/s/ FREDERICK A. BRIGHTBILL
Chief Executive Officer (Principal Executive Officer) and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FREDERICK A. BRIGHTBILL	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board
Frederick A. Brightbill		August 30, 2023

/s/ TIMOTHY M. OXLEY	Chief Financial Officer (Principal Financial and Accounting Officer), Treasurer and Secretary
Timothy M. Oxley		August 30, 2023

/s/ W. PATRICK BATTLE	Director
W. Patrick Battle		August 30, 2023

/s/ JACLYN BAUMGARTEN	Director
Jaclyn Baumgarten		August 30, 2023

/s/ DONALD C. CAMPION	Director
Donald C. Campion		August 30, 2023

/s/ JENNIFER DEASON	Director
Jennifer Deason		August 30, 2023

/s/ ROCH LAMBERT	Director
Roch Lambert		August 30, 2023

/s/ PETER G. LEEMPUTTE	Director
Peter G. Leemputte		August 30, 2023

/s/ KAMILAH MITCHELL-THOMAS	Director
Kamilah Mitchell-Thomas		August 30, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of MasterCraft Boat Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MasterCraft Boat Holdings, Inc. and subsidiaries (the "Company") as of June 30, 2023 and 2022, the related consolidated statements of operations, equity, and cash flows, for each of the three years in the period ended June 30, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 30, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Product Warranties — Refer to Notes 1 and 8 to the financial statements

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

We identified the accrued warranty liability of $24.6 million for the MasterCraft brand as a critical audit matter because of the significant judgments made by management to estimate the anticipated rates of warranty claims and cost per claim related to product warranties at the time the product revenue is recognized. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s estimates of the rates and costs of future warranty claims.

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
August 30, 2023

We have served as the Company's auditor since 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of MasterCraft Boat Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of MasterCraft Boat Holdings Inc. and subsidiaries (the “Company”) as of June 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2023, of the Company and our report dated August 30, 2023, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Nashville, Tennessee
August 30, 2023

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
Dollar amounts in thousands, except per share data)	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,817	$34,203
Held-to-maturity securities (Note 4)	91,560	—
Accounts receivable, net of allowance of $122 and $214, respectively	15,741	22,472
Inventories, net (Note 5)	58,298	58,595
Prepaid expenses and other current assets	10,083	7,232
Current assets associated with discontinued operations (Note 3)	—	23,608
Total current assets	195,499	146,110
Property, plant and equipment, net (Note 6)	77,921	55,823
Goodwill (Note 7)	28,493	28,493
Other intangible assets, net (Note 7)	35,462	37,418
Deferred income taxes	12,428	21,525
Deferred debt issuance costs, net	304	406
Other long-term assets	3,869	1,290
Non-current assets associated with discontinued operations (Note 3)	—	5,987
Total assets	$353,976	$297,052
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	20,391	23,375
Income tax payable	5,272	4,600
Accrued expenses and other current liabilities (Note 8)	72,496	54,437
Current portion of long-term debt, net of unamortized debt issuance costs (Note 9)	4,381	2,873
Current liabilities associated with discontinued operations (Note 3)	—	7,887
Total current liabilities	102,540	93,172
Long-term debt, net of unamortized debt issuance costs (Note 9)	49,295	53,676
Unrecognized tax positions	7,350	6,358
Other long-term liabilities	2,702	198
Total liabilities	161,887	153,404
COMMITMENTS AND CONTINGENCIES (Note 12)
EQUITY:
Common stock, $.01 par value per share — authorized, 100,000,000 shares; issued and outstanding, 17,312,850 shares at June 30, 2023 and 18,061,437 shares at June 30, 2022	173	181
Additional paid-in capital	75,976	96,584
Retained earnings	115,820	46,883
MasterCraft Boat Holdings, Inc. equity	191,969	143,648
Noncontrolling interest	120	—
Total equity	192,089	143,648
Total liabilities and equity	$353,976	$297,052

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended June 30
(Dollar amounts in thousands, except per share data)	2023	2022	2021
NET SALES	$662,046	$641,609	$465,962
COST OF SALES	492,333	473,419	340,831
GROSS PROFIT	169,713	168,190	125,131
OPERATING EXPENSES:
Selling and marketing	13,808	12,869	11,576
General and administrative	37,034	36,070	32,956
Amortization of other intangible assets	1,956	1,956	1,956
Goodwill impairment	—	1,100	—
Total operating expenses	52,798	51,995	46,488
OPERATING INCOME	116,915	116,195	78,643
OTHER INCOME (EXPENSE):
Interest expense	(2,679)	(1,471)	(3,392)
Interest income	3,351	—	—
Loss on extinguishment of debt	—	—	(733)
INCOME BEFORE INCOME TAX EXPENSE	117,587	114,724	74,518
INCOME TAX EXPENSE	27,135	26,779	16,080
NET INCOME FROM CONTINUING OPERATIONS	90,452	87,945	58,438
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX (Note 3)	(21,515)	(29,731)	(2,268)
NET INCOME	$68,937	$58,214	$56,170

NET INCOME (LOSS) PER SHARE:
Basic
Continuing operations	$5.13	$4.77	$3.11
Discontinued operations	(1.22)	(1.62)	(0.12)
Net income	$3.91	$3.15	$2.99

Diluted
Continuing operations	$5.09	$4.72	$3.08
Discontinued operations	(1.21)	(1.60)	(0.12)
Net income	$3.88	$3.12	$2.96

WEIGHTED AVERAGE SHARES USED FOR COMPUTATION OF:
Basic earnings per share	17,618,797	18,455,226	18,805,464
Diluted earnings per share	17,765,117	18,636,512	18,951,521

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

			Additional	Retained Earnings	MasterCraft Boat
	Common Stock		Paid-in	(Accumulated	Holdings, Inc.	Noncontrolling	Total
(Dollar amounts in thousands, except share data)	Shares	Amount	Capital	Deficit)	Equity	Interest	Equity
Balance at June 30, 2020	18,871,637	$189	$116,182	$(67,501)	$48,870	$—	$48,870
Share-based compensation activity	85,082	—	2,748	—	2,748	—	2,748
Net income	—	—	—	56,170	56,170	—	56,170
Balance at June 30, 2021	18,956,719	189	118,930	(11,331)	107,788	—	107,788
Share-based compensation activity	79,879	1	3,099	—	3,100	—	3,100
Repurchase and retirement of common stock	(975,161)	(9)	(25,445)	—	(25,454)	—	(25,454)
Net income	—	—	—	58,214	58,214	—	58,214
Balance at June 30, 2022	18,061,437	181	96,584	46,883	143,648	—	143,648
Share-based compensation activity	123,468	1	2,452	—	2,453	—	2,453
Repurchase and retirement of common stock	(872,055)	(9)	(23,060)	—	(23,069)	—	(23,069)
Capital contribution from noncontrolling interest	—	—	—	—	—	120	120
Net income	—	—	—	68,937	68,937	—	68,937
Balance at June 30, 2023	17,312,850	$173	$75,976	$115,820	$191,969	$120	$192,089

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30
(Dollar amounts in thousands)	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$68,937	$58,214	$56,170
Loss from discontinued operations, net of tax	21,515	29,731	2,268
Net income from continuing operations	90,452	87,945	58,438
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	10,569	9,731	8,368
Share-based compensation	3,656	3,510	2,932
Unrecognized tax benefits	992	2,528	147
Deferred income taxes	9,097	(6,390)	839
Goodwill impairment	—	1,100	—
Changes in certain operating assets and liabilities
Accounts receivable	10,332	(13,010)	(3,835)
Inventories	868	(18,105)	(20,751)
Prepaid expenses and other current assets	(2,851)	(2,208)	(1,358)
Income taxes	672	4,224	5,406
Accounts payable	(3,258)	3,253	9,888
Accrued expenses and other current liabilities	16,155	10,189	12,272
Other, net	140	(389)	1,615
Net cash provided by operating activities of continuing operations	136,824	82,378	73,961
Net cash used in operating activities of discontinued operations	(2,628)	(9,067)	(5,423)
Net cash provided by operating activities	134,196	73,311	68,538

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(30,323)	(12,296)	(25,219)
Purchases of investments	(123,360)	—	—
Maturities of investments	32,750	—	—
Net cash used in investing activities of continuing operations	(120,933)	(12,296)	(25,219)
Net cash used in investing activities of discontinued operations	(501)	(3,524)	(2,613)
Net cash used in investing activities	(121,434)	(15,820)	(27,832)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(3,000)	(3,000)	(99,993)
Repurchase and retirement of common stock	(22,949)	(25,454)	—
Proceeds from issuance of long-term debt	—	—	60,000
Borrowings on revolving credit facility	—	12,000	56,228
Principal payments on revolving credit facility	—	(45,728)	(32,500)
Other, net	(1,199)	(358)	(1,508)
Net cash used in financing activities of continuing operations	(27,148)	(62,540)	(17,773)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(14,386)	(5,049)	22,933

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	34,203	39,252	16,319
CASH AND CASH EQUIVALENTS — END OF PERIOD	$19,817	$34,203	$39,252
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$2,425	$1,190	$2,852
Cash payments for income taxes	10,053	18,833	9,170
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures in accounts payable and accrued expenses	980	706	265

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

Holdings has no independent operations and no material assets, other than its wholly owned equity interests in its subsidiaries, as of June 30, 2023 and 2022, and no material liabilities. As of June 30, 2023 and 2022, Holdings had no material contingencies, long-term obligations, or guarantees other than a guarantee of its subsidiaries’ long-term debt (see Note 9).

Discontinued Operations — On September 2, 2022, the Company sold substantially all of the assets and liabilities of its NauticStar segment. The disposal represented the Company's exit from the saltwater and deck boat category, a strategic shift that has a significant effect on the Company's operations and financial results, and as such, qualifies for reporting as discontinued operations. The NauticStar segment results, for the periods presented, are reflected in our consolidated statements of operations and consolidated statements of cash flows as discontinued operations. Additionally, the related assets and liabilities associated with the discontinued operations are classified as discontinued operations in our consolidated balance sheet for the prior period presented (see Note 3).

Unless otherwise indicated, the financial disclosures and related information provided herein relate to our continuing operations and we have recast prior period amounts to reflect discontinued operations.

Reclassifications — Certain historical amounts have been reclassified in these consolidated financial statements and the accompanying notes herewith to conform to current presentation.

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

Contract Liabilities

A contract liability is created when customers prepay for goods or services prior to the Company transferring control of those goods or services to the customer. The contract liability is reduced once control of the goods is transferred to the customer. The difference between the opening and closing balances of the Company’s contract liabilities primarily results from the timing difference between the Company’s performance and the point at which it receives pre-payment from the customer.

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

Accounts Receivable — Accounts receivable represents amounts billed to customers under credit terms customary in its industry. The Company normally does not charge interest on its accounts receivable. The Company carries its accounts receivable at face value, net of an allowance for doubtful accounts, which the Company records on a regular basis based upon known bad debt risks and past loss history, customer payment practices and economic conditions. Actual collection experience may differ from the current estimate of net receivables. A change to the allowance for doubtful accounts may be required if a future event or other change in circumstances results in a change in the estimate of the ultimate collectability of a specific account. Amounts recorded as bad debt expense, write-offs, and recoveries were not material for the years ended June 30, 2023, 2022, and 2021.

Cash and Cash Equivalents — The Company considers all highly-liquid investments with an original maturity of three months or less to be cash and cash equivalents. The Company's cash and cash equivalents include cash deposits and money market funds. The Company’s cash deposits may at times exceed federally insured amounts.

Held-to-Maturity Securities — The Company invests excess cash balances in short-term debt securities, such as government-sponsored securities, and/or corporate bonds. The Company accounts for its investments in debt securities in accordance with Accounting Standard Codification ("ASC") 320, Investments — Debt and Equity Securities.

We classify our investments in debt securities based on the facts and circumstances present at the time of purchase of the securities. We subsequently reassess the appropriateness of that classification at each reporting date. As of June 30, 2023, all of our investments in debt securities were classified as held-to-maturity and are due to mature within one year (see Note 4).

Inputs used to estimate the fair value of our investments include significant other observable inputs and, therefore, are classified within Level 2 of the fair value hierarchy.

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

The Company is dependent on third-party equipment manufacturers, distributors, and dealers for certain parts and materials utilized in the manufacturing process. During the years ended June 30, 2023, 2022, and 2021, the Company purchased all engines for its MasterCraft performance sport boats under a supply agreement with a single vendor. Total purchases for all segments from this vendor were $47.6 million, $45.0 million, and $40.6 million for the years ended June 30, 2023, 2022, and 2021, respectively. During the years ended June 30, 2023, 2022, and 2021, the Company purchased outboard engines for its Aviara boats and a majority of the engines for its Crest boats under a supply agreement with a single vendor. Total purchases from this vendor were $31.0 million, $34.0 million, and $22.7 million for the years ended June 30, 2023, 2022, and 2021, respectively.

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

For the years ended June 30, 2023, 2022, and 2021, ranges of asset lives used for depreciation purposes are:

Buildings and improvements	7	-	40	years
Machinery and equipment	3	-	7	years
Furniture and fixtures	3	-	7	years

Goodwill and Other Intangible Assets — The Company does not amortize goodwill and other purchased intangible assets with indefinite lives, which are primarily related to trade names. The Company’s intangible assets with finite lives consist primarily of dealer networks and are carried at their estimated fair values at the time of acquisition, less accumulated amortization. Amortization is recognized on a straight-line basis over the estimated useful lives of the respective assets (see Note 7). Intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate long-lived assets described below. The Company has three reporting units, MasterCraft, Crest, and Aviara, which each relate to an operating segment as described in Note 14. As of June 30, 2023, all of the Company’s goodwill relates to the MasterCraft reporting unit and all of the Company’s other intangible assets relate to the MasterCraft and Crest reporting units.

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

The Company recognized a $1.1 million goodwill impairment charge within the Aviara segment during the year ended June 30, 2022 (see Note 7).

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

The Company recognized $18.5 million in other intangible asset impairment charges related to the NauticStar reporting unit during the year ended June 30, 2022. These charges are included in the loss from discontinued operations (see Note 3).

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

The Company recognized $5.3 million in long-lived asset impairment charges related to the NauticStar reporting unit during the year ended June 30, 2022. These charges are included in the loss from discontinued operations (see Note 3).

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

Research and Development — Research and development expenditures are expensed as incurred. Research and development expense for the years ended June 30, 2023, 2022, and 2021 was $8.3 million, $7.2 million, and $5.8 million, respectively, and is included in Operating expenses in the consolidated statements of operations.

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

Deferred Debt Issuance Costs — Certain costs incurred to obtain financing are capitalized and amortized over the term of the related debt using the effective interest method. For the year ended June 30, 2021, the Company incurred deferred financing costs of $0.6 million. For the years ended June 30, 2023, 2022, and 2021, the Company recorded related amortization expense of $0.2 million, $0.2 million, and $0.6 million, respectively. Additionally, for the year ended June 30, 2021, the Company recognized a loss on early extinguishment of debt of $0.7 million related to the debt refinancing in fiscal 2021. See Note 9 – Long-Term Debt for a discussion on debt issuance costs.

Share-Based Compensation — The Company records amounts for all share-based compensation, including grants of restricted stock awards and performance stock units over the vesting period in the consolidated statements of operations based on their fair values at the date of the grant. Forfeitures of share-based compensation, if any, are recognized as they occur. Share-based compensation costs are included in Selling and marketing and General and administrative expense in the consolidated statements of Operations. See Note 11 – Share-Based Compensation for a description of the Company's accounting for share-based compensation plans.

Advertising — Advertising costs are expensed when the advertising first takes place. Advertising expense recognized during the years ended June 30, 2023, 2022, and 2021, was $5.7 million, $4.4 million, and $4.4 million, respectively, and is included in Selling and marketing expenses in the consolidated statements of operations.

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

When measuring fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability. When possible, the Company looks to active and observable markets to price identical assets. When identical assets are not traded in active markets, the Company looks to market observable data for similar assets. The Company’s most significant financial asset or liability measured at fair value on a recurring basis is its inventory repurchase contingent obligation (see “Revenue Recognition - Other Revenue Recognition Matters” and Note 12). The non-recurring fair value measurement related to the impairment of goodwill recorded in fiscal 2022 is a level 3 measurement.

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

Postretirement Benefits — The Company has a defined contribution plan and makes contributions including matching and discretionary contributions which are based on various percentages of compensation, and in some instances are based on the amount of the employees' contributions to the plans. The expense related to the defined contribution plan was $1.9 million, $1.7 million, and $1.4 million for the years ended June 30, 2023, 2022, and 2021, respectively.

New Accounting Pronouncements Issued And Adopted

Income Taxes — In December 2019, the Financial Accounting Standards Board (the “FASB”) issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to general principles in Income Taxes (Topic 740). It also clarifies and amends existing guidance to improve consistent application. The guidance is effective for fiscal years beginning after December 15, 2020. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

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
2. REVENUE RECOGNITION

The following tables present the Company’s net sales by major product category for each reportable segment.

	Year Ended June 30, 2023
	MasterCraft	Crest	Aviara	Total
Major Product Categories:
Boats and trailers	$452,903	$139,654	$52,143	$644,700
Parts	13,922	1,070	—	14,992
Other revenue	1,831	523	—	2,354
Total	$468,656	$141,247	$52,143	$662,046

	Year Ended June 30, 2022
	MasterCraft	Crest	Aviara	Total
Major Product Categories:
Boats and trailers	$450,734	$138,841	$34,723	$624,298
Parts	13,170	962	—	14,132
Other revenue	2,123	1,056	—	3,179
Total	$466,027	$140,859	$34,723	$641,609

	For Year Ended June 30, 2021
	MasterCraft	Crest	Aviara	Total
Major Product Categories:
Boats and trailers	$336,785	$101,208	$12,462	$450,455
Parts	12,934	1,091	—	14,025
Other revenue	1,093	389	—	1,482
Total	$350,812	$102,688	$12,462	$465,962

For fiscal 2023, the Company’s top ten dealers accounted for approximately 40% of our net sales and one of our dealers individually accounted for 14.9%, or approximately $98.6 million. For fiscal 2022 and 2021, the Company's top ten dealers accounted for approximately 30% of our net sales and none of our dealers individually accounted for more than 10% of our total net sales.

On a consolidated basis, sales outside of North America accounted for 4.6%, 5.5%, and 5.1% of the Company’s net sales for the years ended June 30, 2023, 2022, and 2021, respectively. The Company had no significant concentrations of sales to individual dealers or in countries outside of North America during the years ended June 30, 2023, 2022, and 2021.

Contract Liabilities

As of June 30, 2023, the Company had $3.3 million of contract liabilities associated with customer deposits and services reported in Accrued expenses and other current liabilities and Other long-term liabilities on the consolidated balance sheet. The Company expects to recognize $1.5 million of this amount during the year ending June 30, 2024, and $1.8 million thereafter. As of June 30, 2022, total contract liabilities were $1.4 million. During the year ended June 30, 2023, all of this amount was recognized as revenue.

See Note 1 for a description of the Company’s significant revenue recognition policies and Note 14 for a description of the Company’s segments.

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

In conjunction with the purchase agreement, the Company entered into a joint employer services agreement and a transition services agreement, which provided certain services to the Purchaser for various periods of time after the sale. Both agreements ended during the second quarter of fiscal 2023. These agreements did not a have a material impact on expenditures, earnings, nor cash flows during the year ended June 30, 2023.

Further, the Company entered into the Second Amendment to the Credit Agreement as described further in Note 9 related to waivers of restrictions within the Credit Agreement, as amended, on the sale of assets.

During the year ended June 30, 2023, the Company recognized a $22.5 million loss on sale, subject to further changes based upon a customary working capital adjustment which is currently undergoing arbitration. The outcome of this matter is uncertain at this time. Furthermore, assets and liabilities retained, primarily related to certain claims, are subject to change, with activity after the date of sale being recorded as discontinued operations.

The following table summarizes the results of discontinued operations for the following periods:

	Years Ended June 30,
	2023	2022	2021
NET SALES	$7,766	$66,253	$59,846
COST OF SALES	10,253	72,081	55,006
GROSS LOSS	(2,487)	(5,828)	4,840
OPERATING EXPENSES:
Selling, general and administrative	2,859	6,645	5,538
Amortization of other intangible assets	-	2,032	1,992
Impairments	-	23,833	-
Total operating expenses	2,859	32,510	7,530
OPERATING LOSS	(5,346)	(38,338)	(2,690)
Loss on sale of discontinued operations	(22,487)	—	—
LOSS BEFORE INCOME TAX BENEFIT	(27,833)	(38,338)	(2,690)
INCOME TAX BENEFIT	6,318	8,607	422
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	$(21,515)	$(29,731)	$(2,268)

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

NauticStar Impairment Activity

In the fourth quarter of fiscal year 2022, the NauticStar reporting unit recorded unplanned negative operating results despite ongoing efforts to improve sales volumes and yield more favorable margins, including the engagement of third-party consulting resources. These results, combined with the outlook for further supply chain disruptions, labor challenges, and higher costs from inflationary pressures, resulted in an impairment trigger in the fourth quarter related to the NauticStar reporting unit’s intangible and other long-lived assets. Based on our evaluation of projected future cash flows, we concluded that the trade name intangible asset of $8.0 million was fully impaired as of June 30, 2022.

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

As a result of our impairment analyses, we recorded total impairment charges of $23.8 million related to the NauticStar reporting unit’s intangible and fixed assets during the year ended June 30, 2022, which are included in Impairments in the results of discontinued operations above.

4. HELD-TO-MATURITY SECURITIES

During the year ended June 30, 2023, we invested a portion of our cash and cash equivalents in short-term investments, which primarily consist of investment grade corporate bonds and U.S. treasury bills. We have the ability and intention to hold these investments until maturity and therefore have classified these investments as held-to-maturity and recorded them at amortized cost and presented them in “Held-to-maturity securities” on our consolidated balance sheet as of June 30, 2023. The income recognized for these investments is recorded within Interest income on the Consolidated Statements of Operations. As of June 30, 2022, there were no outstanding held-to-maturity investments.

The following is a summary of investments as of June 30, 2023:

	Amortized	Gross	Gross	Estimated
	Cost / Net	Unrealized	Unrealized	Fair
	Carrying Amount	Gains	Losses	Value
Held-to-maturity securities:
Fixed income securities:
Corporate bonds	$81,743	$1	$(160)	$81,584
U.S. treasury bills	9,817	31	(1)	9,847
Total held-to-maturity securities	$91,560	$32	$(161)	$91,431

5. INVENTORIES

Inventories consisted of the following:

	June 30,	June 30,
	2023	2022
Raw materials and supplies	$40,201	$45,021
Work in process	9,465	7,634
Finished goods	10,335	7,710
Obsolescence reserve	(1,703)	(1,770)
Total inventories	$58,298	$58,595

6. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, net consisted of the following:

	June 30,	June 30,
	2023	2022
Land and improvements	$10,456	$6,367
Buildings and improvements	46,759	35,379
Machinery and equipment	40,632	39,457
Furniture and fixtures	5,284	3,394
Construction in progress	10,180	6,315
Total property, plant, and equipment	113,311	90,912
Less accumulated depreciation	(35,390)	(35,089)
Property, plant, and equipment — net	$77,921	$55,823

Depreciation expense for the years ended June 30, 2023, 2022, and 2021 was $8.6 million, $7.7 million, and $6.4 million, respectively.

Property, plant, and equipment, net increased mainly due to capital spending focused on tooling, capacity expansion, strategic initiatives, and information technology.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

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

Fiscal 2022 Goodwill Impairment

In fiscal 2022, the Company realigned its reportable segments. As a result of the change in segments, the Company reallocated the goodwill recorded in the MasterCraft reporting unit to the two separate MasterCraft and Aviara reporting units. In conjunction with the reallocation of goodwill, the Company tested goodwill at our MasterCraft and Aviara segments and determined the carrying value of the Aviara reporting unit to be in excess of the fair value. Consequently, a $1.1 million impairment charge was recognized for our Aviara reporting unit in fiscal 2022.

Goodwill

Goodwill reallocation and impairment charge for the year ended June 30, 2022, were as follows:

	MasterCraft	Aviara	Total
Goodwill, net at June 30, 2021	$29,593	$—	$29,593
Goodwill reallocation	(1,100)	1,100	—
Impairment loss	—	(1,100)	(1,100)
Goodwill, net at June 30, 2022	$28,493	$—	$28,493

As of June 30, 2023, our annual impairment test date, the Company performed a qualitative assessment and identified no events or circumstances that indicated that there existed a more likely than not probability of impairment of goodwill within our MasterCraft segment.

The following table presents the carrying amounts of goodwill as of June 30, 2023 and 2022 for each of the Company's reportable segments.

	Gross Amount	Accumulated Impairment Losses	Total
MasterCraft	$28,493	$-	$28,493
Crest	36,238	(36,238)	-
Aviara	1,100	(1,100)	-
Total	$65,831	$(37,338)	$28,493

Other Intangible Assets

The following table presents the carrying amount of Other intangible assets, net as of June 30, 2023 and 2022.

	June 30,			June 30,
	2023			2022
	Gross Amount	Accumulated Amortization / Impairment	Other intangible assets, net	Gross Amount	Accumulated Amortization / Impairment	Other intangible assets, net
Amortized intangible assets
Dealer networks	$19,500	$(10,050)	$9,450	$19,500	$(8,143)	$11,357
Software	245	(233)	12	245	(184)	61
	19,745	(10,283)	9,462	19,745	(8,327)	11,418

Unamortized intangible assets
Trade names	33,000	(7,000)	26,000	33,000	(7,000)	26,000
Total other intangible assets	$52,745	$(17,283)	$35,462	$52,745	$(15,327)	$37,418

As of June 30, 2023, our annual impairment test date, the Company performed a qualitative assessment and identified no events or circumstances that indicated that there existed a more likely than not probability of impairment of other intangible assets within our MasterCraft and Crest segments.

Amortization expense related to Other intangible assets, net for each of the years ended June 30, 2023, 2022 and 2021 was $2.0 million.

The following table presents estimated future amortization expense for the next five fiscal years and thereafter.

Fiscal years ending June 30,
2024	$1,812
2025	1,800
2026	1,800
2027	1,800
2028	1,800
and thereafter	450
Total	$9,462

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	June 30,	June 30,
	2023	2022
Warranty	$31,780	$25,824
Dealer incentives	24,987	15,508
Compensation and related accruals	5,838	4,908
Self-insurance	1,586	1,171
Inventory repurchase contingent obligation	1,515	661
Contract liabilities	1,477	1,447
Liabilities retained associated with discontinued operations	690	—
Other	4,623	4,918
Total accrued expenses and other current liabilities	$72,496	$54,437

Accrued warranty liability activity was as follows:

	June 30,	June 30,
	2023	2022
Balance at the beginning of the period	$25,824	$20,655
Provisions	15,302	12,520
Payments made	(12,899)	(9,057)
Aggregate changes for preexisting warranties	3,553	1,706
Balance at the end of the period	$31,780	$25,824

9. LONG-TERM DEBT

Long-term debt outstanding was as follows:

	June 30,	June 30,
	2023	2022
Term loan	$54,000	$57,000
Debt issuance costs on term loan	(324)	(451)
Total debt	53,676	56,549
Less current portion of long-term debt	4,500	3,000
Less current portion of debt issuance costs on term loan	(119)	(127)
Long-term debt, net of current portion	$49,295	$53,676

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

On August 31, 2022, the Company entered into the Second Amendment to the Credit Agreement to obtain the necessary consents and waivers to the restrictions described above in the covenants of the Credit Agreement, as related to the sale of the NauticStar business on September 2, 2022, as discussed in Note 3.

The Credit Agreement, as amended, bears interest, at the Company’s option, at either the prime rate plus an applicable margin ranging from 0.25% to 1.00% or at an adjusted benchmark rate plus an applicable margin ranging from 1.25% to 2.00%, in each case based on the Company’s net leverage ratio. The Company is also required to pay a commitment fee for any unused portion of the revolving credit facility ranging from 0.15% to 0.30% based on the Company’s net leverage ratio. As of June 30, 2023 and 2022, the effective interest rate on borrowings outstanding was 6.50% and 2.94%, respectively.

The Credit Agreement will mature and all remaining amounts outstanding thereunder will be due and payable on June 28, 2026. As of June 30, 2023, the Company was in compliance with its financial covenants under the Credit Agreement.

Revolving Credit Facility

In conjunction with the Credit Agreement entered into on June 28, 2021, the Company drew $33.7 million on its Revolving Credit Facility. Drawn amounts were used to repay a same amount of outstanding borrowings under the term loans under the Fourth Amended Credit Agreement. As of June 30, 2022, the Company had repaid all outstanding borrowings under the Revolving Credit Facility and had remaining availability of $100.0 million. The Company has not utilized the revolver as of June 30, 2023, and still holds availability of $100.0 million.

Maturities for the Term Loan subsequent to June 30, 2023 are as follows:

2024	$4,500
2025	4,500
2026	45,000
Total	$54,000

10. INCOME TAXES

The Company's sources of earnings before income taxes are primarily derived in the U.S. Earnings in jurisdictions outside of the U.S. were not significant during each of the years ended June 30, 2023, 2022 and 2021.

For the years ended June 30, the components of the provision for income taxes for continuing operations are as follows:

	2023	2022	2021
Current income tax expense:
Federal	$25,115	$22,563	$12,795
State	5,728	5,680	3,276
Total current tax expense	$30,843	$28,243	$16,071
Deferred tax (benefit) expense:
Federal	$(3,739)	$(1,044)	$858
State	31	(413)	(849)
Foreign	-	(7)	-
Total deferred tax expense (benefit)	(3,708)	(1,464)	9
Income tax expense (benefit)	$27,135	$26,779	$16,080

The difference between the statutory and the effective federal tax rate related to continuing operations for the periods below is attributable to the following:

	2023	2022	2021
Statutory income tax rate	21.00%	21.00%	21.00%
State taxes (net of federal income tax benefit and valuation allowance)	2.20%	1.76%	1.21%
Tax credits	(0.93%)	(0.66%)	(0.77%)
Change in valuation allowance	—	(0.03%)	0.19%
Permanent differences	(0.90%)	(0.69%)	(0.74%)
Uncertain tax positions	1.90%	1.99%	0.74%
Other	(0.19%)	(0.03%)	(0.05%)
Effective income tax rate	23.08%	23.34%	21.58%

As of June 30, 2023, and 2022, a summary of the significant components of the Company’s deferred tax assets and liabilities was as follows:

	2023	2022
Deferred tax assets:
Intangible asset basis difference	$3,224	$15,886
Warranty reserves	7,448	6,515
Accrued selling	2,177	390
Capitalized research costs	1,835	—
Stock compensation	1,463	1,183
Unrecognized tax benefits	1,328	1,145
Inventory	504	1,142
Net operating loss	750	705
Other	1,463	943
Total deferred tax assets	20,192	27,909
Valuation allowance	(2)	(2)
Total deferred tax assets, net of the valuation allowance	20,190	27,907
Deferred tax liabilities:
Depreciation	(6,201)	(5,404)
Other	(1,561)	(978)
Total deferred tax liabilities	(7,762)	(6,382)
Net deferred tax assets	$12,428	$21,525

As of June 30, 2023, the Company has state net operating loss (NOL) carryforwards of $16.7 million. Of this amount, $1.0 million expire in varying years ranging from June 30, 2025 to June 30, 2038, while the remainder can be carried forward indefinitely.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding accrued amounts for interest and penalties, is as follows:

	2023	2022
Balance at July 1	$5,513	$3,304
Additions based on tax positions related to the current year	1,289	2,004
Additions for tax positions of prior years	30	296
Reductions for tax positions of prior years	(600)	(91)
Balance at June 30	$6,232	$5,513

Of this total, $5.4 million and $4.7 million as of June 30, 2023 and 2022, respectively, represent the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The total amount of interest and penalties recorded in the consolidated statements of operations for the years ended June 30, 2023, 2022, and 2021 was an expense of $0.2 million, an expense of $0.2 million, and a benefit of $0.2 million, respectively. The amounts accrued for interest and penalties at June 30, 2023 and 2022 were $1.1 million and $0.8 million, respectively, and is presented in unrecognized tax positions on the accompanying consolidated balance sheets.

In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of June 30, 2023, the Company has not made a current provision for U.S. or additional foreign withholding taxes on investments in foreign subsidiaries that are indefinitely reinvested. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances.

The Company and its subsidiaries are subject to U.S. federal income tax, as well as various other state income taxes and foreign income taxes. The federal income tax returns for the years ended June 30, 2020 through 2022 are subject to examination by the Internal Revenue Service. For state purposes, the statutes of limitation vary by jurisdiction. With few exceptions, the Company is no longer subject to examination by taxing authorities for years before June 30, 2020. The Company expects the total amount of unrecognized benefits to increase by approximately $0.8 million in the next twelve months. The Company records unrecognized tax benefits as liabilities and adjusts these liabilities when its judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.

11. SHARE-BASED COMPENSATION

The 2015 Incentive Award Plan (“2015 Plan”) provides for the grant of stock options, including incentive stock options, and nonqualified stock options (“NSOs”), restricted stock, dividend equivalents, stock payments, restricted stock units, restricted stock awards (“RSAs”), deferred stock, deferred stock units, performance awards, stock appreciation rights, performance stock units (“PSUs”), and cash awards. As of June 30, 2023, there were 1,045,380 shares available for issuance under the 2015 Plan.

The following table presents the components of share-based compensation expense within continuing operations by award type for the years ended June 30, 2023, 2022, and 2021.

	2023	2022	2021
Restricted stock awards	$2,283	$1,684	$1,541
Performance stock units	1,373	1,826	1,391
Share-based compensation expense	$3,656	$3,510	$2,932

The amount of compensation cost the Company recognizes over the requisite service period is based on the Company’s best estimate of the achievement of the performance conditions and can fluctuate over time.

The following table presents the income tax benefit related to share-based compensation expense within continuing operations recognized by award type.

	2023	2022	2021
Restricted stock awards	$530	$383	$342
Performance stock units	319	416	309
Share-based compensation expense	$849	$799	$651

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

The fair value of RSAs vested during the years ended June 30, 2023, 2022, and 2021 was $3.2 million, $2.4 million, and $1.6 million, respectively. A summary of RSA activity within continuing operations for these years is as follows:

	Number of Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value
Total Non-vested Restricted Stock Awards at June 30, 2020	106,894	$18.01
Granted	93,357	20.34
Vested	(73,385)	18.54
Forfeited	(8,673)	19.29
Total Non-vested Restricted Stock Awards at June 30, 2021	118,193	19.42
Granted	95,753	25.04
Vested	(99,004)	22.01
Forfeited	(8,534)	24.65
Total Non-vested Restricted Stock Awards at June 30, 2022	106,408	21.65
Granted	104,657	23.91
Vested	(112,789)	22.10
Forfeited	(6,369)	21.83
Total Non-vested Restricted Stock Awards at June 30, 2023	91,907	23.66

As of June 30, 2023, there was $1.8 million of total unrecognized compensation expense related to non-vested RSAs. The Company expects this expense to be recognized over a weighted average period of 1.5 years.

Performance Stock Units

During the years ended June 30, 2023, 2022, and 2021, the Company granted performance shares to certain employees. The awards will be earned based on the Company’s achievement of certain performance criteria over a three-year performance period. The performance period for the awards commences on July 1 of the fiscal year in which they were granted and continues for a three-year period, ending on June 30 of the applicable year. The probability of achieving the performance criteria is assessed quarterly. Following the determination of the Company’s achievement with respect to the performance criteria, the amount of shares awarded will be subject to adjustment based on the application of a total shareholder return (“TSR”) modifier. The grant date fair value is determined based on both the assessment of the probability of the Company’s achieving the performance criteria and an estimate of the expected TSR modifier. The TSR modifier estimate is determined by using a Monte Carlo Simulation model, which considers the likelihood of all possible outcomes of long-term market performance. The amount of compensation cost the Company recognizes over the requisite service period is based on management’s best estimate of the achievement of the performance criteria.

The fair value of PSUs vested during the years ended June 30, 2023, 2022, and 2021 was $1.7 million, $2.1 million, and $0.4 million, respectively. A summary of PSU activity within continuing operations for these years is as follows:

	Number of Performance Stock Units	Weighted Average Grant Date Fair Value
Total Non-vested Performance Stock Units at June 30, 2020	67,404	$20.02
Granted	123,096	22.11
Vested	(14,627)	26.29
Forfeited	(15,588)	20.25
Total Non-vested Performance Stock Units at June 30, 2021	160,285	21.03
Granted	53,842	28.73
Vested	(99,860)	20.16
Forfeited	(9,077)	26.71
Total Non-vested Performance Stock Units at June 30, 2022	105,190	25.30
Granted	76,567	26.08
Vested	(56,790)	22.38
Forfeited	(1,996)	26.15
Total Non-vested Performance Stock Units at June 30, 2023	122,971	27.12

As of June 30, 2023, there was $1.5 million of total unrecognized compensation expense related to non-vested PSUs. The Company expects this expense to be recognized over a weighted average period of 1.9 years.

Nonqualified Stock Options

In July 2015, the Company granted 137,786 NSOs to certain employees. As of July 2019, all outstanding options were fully vested and exercisable. All outstanding options as of June 30, 2022, were exercised during the year ended June 30, 2023. A summary of NSO activity within continuing operations for these years is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Yrs.)	Value
Outstanding at June 30, 2020	32,392	$10.70	5.1	$270
Granted	—
Exercised	(7,952)	10.70
Forfeited or expired	—
Outstanding at June 30, 2021	24,440	10.70	4.1	381
Granted	—
Exercised	(9,294)	10.70
Forfeited or expired	—
Outstanding at June 30, 2022	15,146	10.70	3.1	157
Granted	—
Exercised	(15,146)	10.70
Forfeited or expired	—
Outstanding at June 30, 2023	—

12. COMMITMENTS AND CONTINGENCIES

Repurchase Obligations

Under certain conditions, the Company is obligated to repurchase new inventory repossessed from dealerships by financial institutions that provide credit to the Company’s dealers. See Note 1 for more information regarding the terms and accounting policies related to this obligation. The Company's obligations under such floor plan agreements are subject to various calculations and caps based on amounts currently owed by dealers to these financial institutions and, based on such terms, totaled approximately $53.1 million and $46.0 million as of June 30, 2023 and June 30, 2022, respectively. We incurred no material impact from repurchase events during the years ended June 30, 2023, 2022, and 2021. The Company recorded a repurchase liability of $1.6 million and $0.7 million as of June 30, 2023 and 2022, respectively.

Purchase Commitments

The Company is engaged in an exclusive contract with a single vendor to provide engines for its MasterCraft performance sport boats. This contract makes this vendor the only supplier to MasterCraft for in-board engines and expires June 30, 2025. The Company is obligated to purchase a minimum number of engines for each model year under this contract. The Company could also be required to pay a penalty to this vendor in order to maintain exclusivity if annual purchases under the agreement fail to meet a certain volume threshold. We incurred no penalties related to purchase commitments during the years ended June 30, 2023, 2022, and 2021.

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

The lease-related balances as of June 30, 2023 and 2022, and activity and costs during the periods presented are not material.

Legal Proceedings

The Company is subject to various litigation, claims and proceedings, which have arisen in the ordinary course of business. The Company accrues for litigation, claims and proceedings when a liability is both probable and the amount can be reasonably estimated.

As of June 30, 2023, the Company’s accruals for litigation matters are not material. While these matters are subject to inherent uncertainties, management believes that current litigation, claims and proceedings, individually and in aggregate, and after considering expected insurance reimbursements, are not likely to have a material adverse impact on the Company’s financial position, results of operations or cash flows.

13. EARNINGS PER SHARE AND COMMON STOCK

The factors used in the earnings per share computation are as follows:

	2023	2022	2021
Net income from continuing operations	$90,452	$87,945	$58,438
Loss from discontinued operations, net of tax	(21,515)	(29,731)	(2,268)
Net income	$68,937	$58,214	$56,170

Weighted average shares — basic	17,618,797	18,455,226	18,805,464
Dilutive effect of assumed exercises of stock options	5,270	11,110	14,814
Dilutive effect of assumed restricted share awards/units	141,050	170,176	131,243
Weighted average outstanding shares — diluted	17,765,117	18,636,512	18,951,521
Basic net income (loss) per share
Continuing operations	$5.13	$4.77	$3.11
Discontinued operations	(1.22)	(1.62)	(0.12)
Net income	$3.91	$3.15	$2.99
Diluted net income (loss) per share
Continuing operations	$5.09	$4.72	$3.08
Discontinued operations	(1.21)	(1.60)	(0.12)
Net income	$3.88	$3.12	$2.96

For the years ended June 30, 2023, 2022, and 2021, an immaterial number of shares were excluded from the computation of diluted earnings per share as the effect would have been anti-dilutive.

Stock Repurchase Program

On June 24, 2021, the board of directors of the Company authorized a stock repurchase program that allows for the repurchase of up to $50.0 million of the Company’s common stock during the three-year period ending June 24, 2024. During the fiscal years ended June 30, 2023 and 2022, the Company repurchased 872,055 shares and 975,161 shares of common stock for $22.9 million and $25.5 million in cash, including related fees and expenses. We did not repurchase any common stock during fiscal 2021. As of June 30, 2023, $1.6 million remained available under the current authorization.

On July 24, 2023, the board of directors of the Company authorized a new share repurchase program under which the Company may repurchase up to $50 million of its outstanding shares of common stock. The new authorization will become effective upon the expiration of the Company's existing $50 million share repurchase authorization.

14. SEGMENT INFORMATION

Reportable Segments

Operating segments are identified as components of an enterprise about which discrete financial information is available for evaluation by the CODM in making decisions on how to allocate resources and assess performance. For the year ended June 30, 2023, the Company’s CODM regularly assessed the operating performance of the Company’s boat brands under three operating and reportable segments:

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

Selected financial information for the Company’s reportable segments was as follows:

	For the Year Ended June 30, 2023
	MasterCraft	Crest	Aviara	Consolidated
Net sales	$468,656	$141,247	$52,143	$662,046
Operating income (loss)	101,324	20,106	(4,515)	116,915
Depreciation and amortization	5,555	2,841	2,173	10,569
Purchases of property, plant and equipment	17,414	7,149	5,760	30,323

	For the Year Ended June 30, 2022
	MasterCraft	Crest	Aviara	Consolidated
Net sales	$466,027	$140,859	$34,723	$641,609
Operating income (loss)	105,341	19,892	(9,038)	116,195
Depreciation and amortization	4,968	2,665	2,098	9,731
Goodwill impairment	—	—	1,100	1,100
Purchases of property, plant and equipment	6,642	4,193	1,461	12,296

	For the Year Ended June 30, 2021
	MasterCraft	Crest	Aviara	Consolidated
Net sales	$350,812	$102,688	$12,462	$465,962
Operating income (loss)	73,354	13,605	(8,316)	78,643
Depreciation and amortization	4,479	2,503	1,386	8,368
Purchases of property, plant and equipment	5,273	892	19,054	25,219

The following table presents total assets for the Company’s reportable segments as of June 30, 2023, and 2022.

	June 30, 2023	June 30, 2022
Assets:
MasterCraft	$259,201	$178,386
Crest	53,435	53,956
Aviara	41,340	35,115
Discontinued operations	—	29,595
Total assets	$353,976	$297,052

15. QUARTERLY FINANCIAL REPORTING (UNAUDITED)

The Company maintains its financial records on the basis of a fiscal year ending on June 30, with the fiscal quarters equaling thirteen weeks. The following tables set forth summary quarterly financial information for the years ended June 30, 2023 and 2022, and reflects the retrospective presentation of discontinued operations as discussed in Note 3. Due to the effects of rounding, the quarterly results presented may not sum to the fiscal year results presented.

	Fiscal Quarter Ended				Fiscal Year Ended
	June 30,	April 2,	January 1,	October 2,	June 30,
	2023	2023	2023	2022	2023
Net sales	$166,566	$166,776	$159,188	$169,516	$662,046
Gross profit	42,915	42,598	38,227	45,973	169,713
Operating income	29,206	29,026	26,461	32,222	116,915
Net income from continuing operations	23,052	22,782	19,983	24,635	90,452
Loss from discontinued operations	(376)	(272)	(300)	(20,567)	(21,515)
Net income	$22,676	$22,510	$19,683	$4,068	$68,937
Basic net income (loss) per common share
Continuing operations	$1.33	$1.30	$1.13	$1.38	$5.13
Discontinued operations	(0.02)	(0.02)	(0.02)	(1.15)	(1.22)
Net income	$1.31	$1.28	$1.11	$0.23	$3.91
Diluted net income (loss) per common share
Continuing operations	$1.32	$1.28	$1.12	$1.37	$5.09
Discontinued operations	(0.02)	(0.01)	(0.01)	(1.14)	(1.21)
Net income	$1.30	$1.27	$1.11	$0.23	$3.88
Weighted average shares used for computation of:
Basic earnings per common share	17,299,562	17,559,920	17,669,645	17,946,061	17,618,797
Diluted earnings per common share	17,505,504	17,748,910	17,774,329	18,031,725	17,765,117

	Fiscal Quarter Ended				Fiscal Year Ended
	June 30,	April 3,	January 2,	October 3,	June 30,
	2022	2022	2022	2021	2022
Net sales	$197,216	$169,343	$144,400	$130,650	$641,609
Gross profit	57,173	44,074	36,361	30,582	168,190
Operating income	44,592	31,604	23,619	16,380	116,195
Net income from continuing operations	33,548	24,306	17,859	12,232	87,945
Loss from discontinued operations	(22,057)	(3,371)	(2,457)	(1,846)	(29,731)
Net income	$11,491	$20,935	$15,402	$10,386	$58,214
Basic net income (loss) per common share
Continuing operations	$1.87	$1.33	$0.95	$0.65	$4.77
Discontinued operations	(1.23)	(0.19)	(0.13)	(0.10)	(1.62)
Net income	$0.64	$1.14	$0.82	$0.55	$3.15
Diluted net income (loss) per common share
Continuing operations	$1.85	$1.31	$0.94	$0.65	$4.72
Discontinued operations	(1.22)	(0.18)	(0.13)	(0.10)	(1.60)
Net income	$0.63	$1.13	$0.81	$0.55	$3.12
Weighted average shares used for computation of:
Basic earnings per common share	17,952,267	18,295,949	18,722,386	18,850,301	18,455,226
Diluted earnings per common share	18,155,449	18,487,346	18,899,136	19,004,119	18,636,512