Form 10-Q
period 2023-10-01
MasterCraft Boat Holdings, Inc.
filed 2023-11-08
CIK 1638290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 1, 2023

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

As of November 3, 2023, there were 17,256,141 shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding.

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on assumptions that we have made considering our industry experience and our perceptions of historical trends, current conditions, expected future developments and other important factors we believe are appropriate under the circumstances. As you read and consider this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many important factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance anticipated in the forward-looking statements, including but not limited to the following: changes in interest rates, the potential effects of supply chain disruptions and production inefficiencies, general economic conditions, demand for our products, inflation, changes in consumer preferences, competition within our industry, our reliance on our network of independent dealers, our ability to manage our manufacturing levels and our fixed cost base, the successful introduction of our new products, geopolitical conflicts, such as the conflict between Russia and Ukraine and the conflict in the Gaza Strip, financial institution disruptions and the other important factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, filed with the Securities and Exchange Commission (“SEC”) on August 30, 2023 (our “2023 Annual Report”). Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual operating and financial performance may vary in material respects from the performance projected in these forward-looking statements.

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

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	October 1,	October 2,
(Dollar amounts in thousands, except per share data)	2023	2022
NET SALES	$104,217	$169,516
COST OF SALES	82,381	123,543
GROSS PROFIT	21,836	45,973
OPERATING EXPENSES:
Selling and marketing	3,464	3,779
General and administrative	9,357	9,483
Amortization of other intangible assets	462	489
Total operating expenses	13,283	13,751
OPERATING INCOME	8,553	32,222
OTHER INCOME (EXPENSE):
Interest expense	(878)	(562)
Interest income	1,351	151
INCOME BEFORE INCOME TAX EXPENSE	9,026	31,811
INCOME TAX EXPENSE	1,950	7,176
NET INCOME FROM CONTINUING OPERATIONS	7,076	24,635
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX (Note 3)	(881)	(20,567)
NET INCOME	$6,195	$4,068

NET INCOME (LOSS) PER SHARE:
Basic
Continuing operations	$0.41	$1.38
Discontinued operations	(0.05)	(1.15)
Net income	$0.36	$0.23

Diluted
Continuing operations	$0.41	$1.37
Discontinued operations	(0.05)	(1.14)
Net income	$0.36	$0.23

WEIGHTED AVERAGE SHARES USED FOR COMPUTATION OF:
Basic earnings per share	17,156,283	17,946,061
Diluted earnings per share	17,224,608	18,031,725

Notes to Unaudited Condensed Consolidated Financial Statements form an integral part of the condensed consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	October 1,	June 30,
(Dollar amounts in thousands, except per share data)	2023	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,459	$19,817
Held-to-maturity securities (Note 4)	66,532	91,560
Accounts receivable, net of allowance of $137 and $122, respectively	16,304	15,741
Inventories, net (Note 5)	55,472	58,298
Prepaid expenses and other current assets	12,593	10,083
Total current assets	174,360	195,499
Property, plant and equipment, net (Note 6)	76,050	77,921
Goodwill (Note 7)	28,493	28,493
Other intangible assets, net (Note 7)	35,000	35,462
Deferred income taxes	12,460	12,428
Deferred debt issuance costs, net	279	304
Other long-term assets	7,586	3,869
Total assets	$334,228	$353,976
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	16,950	20,391
Income tax payable	500	5,272
Accrued expenses and other current liabilities (Note 8)	61,964	72,496
Current portion of long-term debt, net of unamortized debt issuance costs (Note 10)	4,384	4,381
Total current liabilities	83,798	102,540
Long-term debt, net of unamortized debt issuance costs (Note 10)	48,198	49,295
Unrecognized tax positions	7,546	7,350
Other long-term liabilities	2,790	2,702
Total liabilities	142,332	161,887
COMMITMENTS AND CONTINGENCIES
EQUITY:
Common stock, $.01 par value per share — authorized, 100,000,000 shares; issued and outstanding, 17,256,141 shares at October 1, 2023 and 17,312,850 shares at June 30, 2023	171	173
Additional paid-in capital	69,510	75,976
Retained earnings	122,015	115,820
MasterCraft Boat Holdings, Inc. equity	191,696	191,969
Noncontrolling interest	200	120
Total equity	191,896	192,089
Total liabilities and equity	$334,228	$353,976

Notes to Unaudited Condensed Consolidated Financial Statements form an integral part of the condensed consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

					MasterCraft Boat
	Common Stock		Additional Paid-in	Retained	Holdings, Inc.	Noncontrolling	Total
(Dollar amounts in thousands)	Shares	Amount	Capital	Earnings	Equity	Interest	Equity
Balance at June 30, 2023	17,312,850	$173	$75,976	$115,820	$191,969	$120	$192,089
Share-based compensation activity	185,055	—	(683)	—	(683)	—	(683)
Repurchase and retirement of common stock	(241,764)	(2)	(5,783)	—	(5,785)	—	(5,785)
Capital contribution from noncontrolling interest	—	—	—	—	—	80	80
Net income	—	—	—	6,195	6,195	—	6,195
Balance at October 1, 2023	17,256,141	$171	$69,510	$122,015	$191,696	$200	$191,896

					MasterCraft Boat
	Common Stock		Additional Paid-in	Retained	Holdings, Inc.	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Equity	Interest	Equity
Balance at June 30, 2022	18,061,437	$181	$96,584	$46,883	$143,648	$—	$143,648
Share-based compensation activity	128,040	1	649	—	650	—	650
Repurchase and retirement of common stock	(191,360)	(2)	(4,176)	—	(4,178)	—	(4,178)
Net income	—	—	—	4,068	4,068	—	4,068
Balance at October 2, 2022	17,998,117	$180	$93,057	$50,951	$144,188	$—	$144,188

Notes to Unaudited Condensed Consolidated Financial Statements form an integral part of the condensed consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	October 1,	October 2,
(Dollar amounts in thousands)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,195	$4,068
Loss from discontinued operations, net of tax	881	20,567
Net income from continuing operations	7,076	24,635
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	2,727	2,601
Share-based compensation	939	1,120
Unrecognized tax benefits	196	(818)
Deferred income taxes	(32)	2,416
Amortization of debt issuance costs	56	59
Changes in certain operating assets and liabilities	(18,763)	(10,021)
Other, net	(1,003)	726
Net cash provided by (used in) operating activities of continuing operations	(8,804)	20,718
Net cash used in operating activities of discontinued operations	(318)	(2,230)
Net cash provided by (used in) operating activities	(9,122)	18,488

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,398)	(5,968)
Purchases of investments	(9,761)	—
Maturities of investments	35,347	—
Net cash provided by (used in) investing activities of continuing operations	21,188	(5,968)
Net cash used in investing activities of discontinued operations	—	(501)
Net cash provided by (used in) investing activities	21,188	(6,469)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(1,125)	(750)
Cash paid for withholding taxes on vested stock	(1,622)	(465)
Repurchase and retirement of common stock	(5,757)	(4,178)
Other, net	80	—
Net cash used in financing activities of continuing operations	(8,424)	(5,393)
NET CHANGE IN CASH AND CASH EQUIVALENTS	3,642	6,626

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	19,817	34,203
CASH AND CASH EQUIVALENTS — END OF PERIOD	$23,459	$40,829
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$820	$542
Cash payments for income taxes	6,380	5,627
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Activity related to sales-type lease	3,898	—
Capital expenditures in accounts payable and accrued expenses	883	643

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

The accompanying unaudited condensed consolidated financial statements include the accounts of MasterCraft Boat Holdings, Inc. ("Holdings") and its wholly owned subsidiaries. Holdings and its subsidiaries collectively are referred to herein as the "Company." The unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements for the year ended June 30, 2023 and, in the opinion of management, reflect all adjustments considered necessary to present fairly the Company’s financial position as of October 1, 2023, its results of operations for the three months ended October 1, 2023 and October 2, 2022, its cash flows for the three months ended October 1, 2023 and October 2, 2022, and its statements of equity for the three months ended October 1, 2023 and October 2, 2022. All adjustments are of a normal, recurring nature. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the SEC for financial information have been condensed or omitted pursuant to such rules and regulations. The June 30, 2023 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP for complete financial statements. However, management believes that the disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in our 2023 Annual Report on Form 10-K.

Due to the seasonality of the Company’s business, the interim results are not necessarily indicative of the results that may be expected for the remainder of the fiscal year.

There were no significant changes in or changes to the application of the Company’s significant or critical accounting policies or estimation procedures for the three months ended October 1, 2023 as compared with those described in the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2023.

Investment in Sales-Type Lease — On July 1, 2023, the Company became a lessor in a sales-type lease arrangement consisting of land valued at $3.9 million. In accordance with Accounting Standards Codification (“ASC”) 842, Leases, the underlying land was derecognized as Property, Plant and Equipment and a sales-type lease was recognized as a net investment in a lease. The net investment balances are represented as lease receivable and unguaranteed residual asset amounts on the balance sheet within other current assets and other long-term assets. The interest earned on the net investment will be recognized as interest income.

2.
REVENUE RECOGNITION

The following tables present the Company's revenue by major product category for each reportable segment:

	Three Months Ended October 1, 2023
	MasterCraft	Crest	Aviara	Total
Major Product Categories:
Boats and trailers	$69,825	$18,118	$9,912	$97,855
Parts	5,192	253	—	5,445
Other revenue	819	98	—	917
Total	$75,836	$18,469	$9,912	$104,217

	Three Months Ended October 2, 2022
	MasterCraft	Crest	Aviara	Total
Major Product Categories:
Boats and trailers	$108,204	$43,143	$12,935	$164,282
Parts	4,237	253	—	4,490
Other revenue	579	165	—	744
Total	$113,020	$43,561	$12,935	$169,516

Contract Liabilities

As of June 30, 2023, the Company had $3.3 million of contract liabilities associated with customer deposits and services. During the three months ended October 1, 2023, $0.7 million was recognized as revenue. As of October 1, 2023, total contract liabilities associated with customer deposits and services were $3.4 million, were reported in Accrued expenses and other current liabilities and Other long term liabilities on the condensed consolidated balance sheet, and $1.3 million is expected to be recognized as revenue during the remainder of the year ending June 30, 2024.

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

During the quarter ended October 2, 2022, the Company recognized a $22.1 million loss on sale. The final settlement of the purchase price was subject to customary working capital adjustments that had been in arbitration, but were settled in October 2023 without a significant impact to the loss on sale previously recorded. The value of the assets and liabilities that were retained at the time of sale, which are primarily related to certain claims, are subject to change. Certain of these claims have been settled or are expected to settle for higher amounts than previously estimated, with the related activity being recorded as discontinued operations.

The following table summarizes the operating results of discontinued operations for the following periods:

	Three Months Ended
	October 1,	October 2,
	2023	2022
NET SALES	$37	$7,870
COST OF SALES	338	9,114
GROSS LOSS	(301)	(1,244)
OPERATING EXPENSES:
Selling, general and administrative	1,046	2,345
Total operating expenses	1,046	2,345
OPERATING LOSS	(1,347)	(3,589)
Loss on sale of discontinued operations	157	(22,087)
LOSS BEFORE INCOME TAX BENEFIT	(1,190)	(25,676)
INCOME TAX BENEFIT	309	5,109
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	$(881)	$(20,567)

4.
HELD-TO-MATURITY SECURITIES

The amortized cost and net carrying amount, gross unrealized gains and losses, and estimated fair value of our investments classified as held-to-maturity at October 1, 2023 and June 30, 2023 are summarized as follows:

	October 1, 2023
	Amortized	Gross	Gross	Estimated
	Cost / Net	Unrealized	Unrealized	Fair
	Carrying Amount	Gains	Losses	Value
Held-to-maturity securities:
Fixed income securities:
Corporate bonds	$56,588	$3	$(85)	$56,506
U.S. treasury bills	9,944	97	(1)	10,040
Total held-to-maturity securities	$66,532	$100	$(86)	$66,546

	June 30, 2023
	Amortized	Gross	Gross	Estimated
	Cost / Net	Unrealized	Unrealized	Fair
	Carrying Amount	Gains	Losses	Value
Held-to-maturity securities:
Fixed income securities:
Corporate bonds	$81,743	$1	$(160)	$81,584
U.S. treasury bills	9,817	31	(1)	9,847
Total held-to-maturity securities	$91,560	$32	$(161)	$91,431

5.
INVENTORIES

Inventories consisted of the following:

	October 1,	June 30,
	2023	2023
Raw materials and supplies	$36,540	$40,201
Work in process	10,668	9,465
Finished goods	9,542	10,335
Obsolescence reserve	(1,278)	(1,703)
Total inventories	$55,472	$58,298

6.
PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, net consisted of the following:

	October 1,	June 30,
	2023	2023
Land and improvements	$7,542	$10,456
Buildings and improvements	48,305	46,759
Machinery and equipment	40,021	40,632
Furniture and fixtures	5,530	5,284
Construction in progress	10,581	10,180
Total property, plant, and equipment	111,979	113,311
Less accumulated depreciation	(35,929)	(35,390)
Property, plant, and equipment — net	$76,050	$77,921

7.
GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the carrying amounts of goodwill as of October 1, 2023, and June 30, 2023 for each of the Company’s reportable segments.

	Gross Amount	Accumulated Impairment Losses	Total
MasterCraft	$28,493	$—	$28,493
Crest	36,238	(36,238)	—
Aviara	1,100	(1,100)	—
Total	$65,831	$(37,338)	$28,493

The following table presents the carrying amounts of Other intangible assets, net:

	October 1,			June 30,
	2023			2023
	Gross Amount	Accumulated Amortization / Impairment	Other intangible assets, net	Gross Amount	Accumulated Amortization / Impairment	Other intangible assets, net
Amortized intangible assets
Dealer networks	$19,500	$(10,500)	$9,000	$19,500	$(10,050)	$9,450
Software	245	(245)	—	245	(233)	12
	19,745	(10,745)	9,000	19,745	(10,283)	9,462

Unamortized intangible assets
Trade names	33,000	(7,000)	26,000	33,000	(7,000)	26,000
Total other intangible assets	$52,745	$(17,745)	$35,000	$52,745	$(17,283)	$35,462

Amortization expense related to Other intangible assets, net for the three months ended October 1, 2023 and October 2, 2022 was $0.5 million. Estimated amortization expense for the fiscal year ending June 30, 2024 is $1.8 million.

8.
ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	October 1,	June 30,
	2023	2023
Warranty	$31,710	$31,780
Dealer incentives	17,330	24,987
Compensation and related accruals	2,897	5,838
Self-insurance	1,454	1,586
Inventory repurchase contingent obligation	1,518	1,515
Contract liabilities	1,484	1,477
Liabilities retained associated with discontinued operations	1,042	690
Other	4,529	4,623
Total accrued expenses and other current liabilities	$61,964	$72,496

Accrued warranty liability activity was as follows for the three months ended:

	October 1,	October 2,
	2023	2022
Balance at the beginning of the period	$31,779	$25,824
Provisions	2,143	3,345
Payments made	(3,956)	(3,177)
Changes for pre-existing warranties	1,744	928
Balance at the end of the period	$31,710	$26,920

9.
COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is subject to various litigation, claims and proceedings, which have arisen in the ordinary course of business. The Company accrues for litigation, claims and proceedings when a liability is both probable and the amount can be reasonably estimated.

The Company’s accruals for litigation matters are not material. While these matters are subject to inherent uncertainties, management believes that current litigation, claims and proceedings, individually and in aggregate, and after considering expected insurance reimbursements and other contract indemnifications, are not likely to have a material adverse impact on the Company’s financial position, results of operations or cash flows.

10.
LONG-TERM DEBT

Long-term debt is as follows:

	October 1,	June 30,
	2023	2023
Term loan	$52,875	$54,000
Debt issuance costs on term loan	(293)	(324)
Total debt	52,582	53,676
Less current portion of long-term debt	4,500	4,500
Less current portion of debt issuance costs on term loan	(116)	(119)
Long-term debt, net of current portion	$48,198	$49,295

The Company has a credit agreement with a syndicate of certain financial institutions (the “Credit Agreement”) that provides the Company with a $160.0 million senior secured credit facility, consisting of a $60.0 million term loan (the “Term Loan”) and a $100.0 million revolving credit facility (the “Revolving Credit Facility”). The Credit Agreement is secured by a first priority security interest in substantially all of the Company’s assets.

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

On October 4, 2023, the Company entered into the Third Amendment to the Credit Agreement to exclude certain amounts of stock repurchases during the fiscal year ending June 30, 2024 from the calculation of the minimum required fixed charge coverage ratio.

The Credit Agreement, as amended, bears interest, at the Company’s option, at either the prime rate plus an applicable margin ranging from 0.25% to 1.00% or at an adjusted term benchmark rate plus an applicable margin ranging from 1.25% to 2.00%, in each case based on the Company’s net leverage ratio. The Company is also required to pay a commitment fee for any unused portion of the revolving credit facility ranging from 0.15% to 0.30% based on the Company’s net leverage ratio. Effective during the three months ended October 1, 2023, the applicable margin for loans accruing at the prime rate was 0.25% and the applicable margin for loans accruing interest at the benchmark rate was 1.25%. As of October 1, 2023, the interest rate on the Company’s term loan was 6.67%.

The Credit Agreement will mature and all remaining amounts outstanding thereunder will be due and payable on June 28, 2026. As of October 1, 2023, the Company was in compliance with its financial covenants under the Credit Agreement.

Revolving Credit Facility

As of October 1, 2023, the Company had no amounts outstanding on its Revolving Credit Facility and had remaining availability of $100.0 million.

11.
INCOME TAXES

The Company’s consolidated interim effective tax rate is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items. The differences between the Company’s effective tax rates and the statutory federal tax rate of 21.0% primarily relate to the inclusion of the state tax rate in the overall effective rate, the benefit of federal and state credits, and a permanent benefit associated with the foreign derived intangible income deduction, partially offset by a permanent add-back for Section 162(m) limitations. During the three months ended October 1, 2023 and October 2, 2022, the Company’s effective tax rate was 21.6% and 22.6%, respectively. The Company’s effective tax rate for the three months ended October 1, 2023 is lower compared to the effective tax rate for the three months ended October 2, 2022, primarily due to a decrease in taxable income and the greater relative impact of certain tax credits.

12.
SHARE-BASED COMPENSATION

The following table presents the components of share-based compensation expense by award type.

	Three Months Ended
	October 1,	October 2,
	2023	2022
Restricted stock awards	$413	$552
Performance stock units	526	568
Share-based compensation expense	$939	$1,120

Restricted Stock Awards

During the three months ended October 1, 2023, the Company granted 114,622 restricted stock awards (“RSAs”) to the Company’s non-executive directors, officers and certain other key employees. Generally, the shares of restricted stock granted during the three months ended October 1, 2023, vest pro-rata over three years for officers and certain other key employees and over one year for non-executive directors. The Company determined the fair value of the shares awarded by using the close price of our common stock as of the date of grant. The weighted average grant date fair value of RSAs granted in the three months ended October 1, 2023, was $21.06 per share.

The following table summarizes the status of nonvested RSAs as of October 1, 2023, and changes during the three months then ended.

		Average
	Nonvested	Grant-Date
	Restricted	Fair Value
	Shares	(per share)
Nonvested at June 30, 2023	91,907	$23.66
Granted	114,622	21.06
Vested	(18,830)	20.00
Forfeited	(4,344)	24.50
Nonvested at October 1, 2023	183,355	23.38

As of October 1, 2023, there was $3.7 million of total unrecognized compensation expense related to nonvested RSAs. The Company expects this expense to be recognized over a weighted average period of 1.9 years.

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

The following table summarizes the status of nonvested PSUs as of October 1, 2023, and changes during the three months then ended.

		Average
	Nonvested	Grant-Date
	Performance	Fair Value
	Stock Units	(per share)
Nonvested at June 30, 2023	122,971	$27.12
Granted	84,704	21.06
Forfeited	(8,007)	27.37
Nonvested at October 1, 2023	199,668	26.68

As of October 1, 2023, there was $2.9 million of total unrecognized compensation expense related to nonvested PSUs. The Company expects this expense to be recognized over a weighted average period of 2.3 years.

13.
EARNINGS PER SHARE AND COMMON STOCK

The following table sets forth the computation of the Company’s net income per share:

	Three Months Ended
	October 1,	October 2,
	2023	2022
Net income from continuing operations	$7,076	$24,635
Loss from discontinued operations, net of tax	(881)	(20,567)
Net income	$6,195	$4,068

Weighted average shares — basic	17,156,283	17,946,061
Dilutive effect of assumed exercises of stock options	—	8,093
Dilutive effect of assumed restricted share awards/units	68,325	77,571
Weighted average outstanding shares — diluted	17,224,608	18,031,725
Basic net income (loss) per share
Continuing operations	$0.41	$1.38
Discontinued operations	$(0.05)	$(1.15)
Net income	$0.36	$0.23
Diluted net income (loss) per share
Continuing operations	$0.41	$1.37
Discontinued operations	(0.05)	$(1.14)
Net income	$0.36	$0.23

For the three months ended October 1, 2023, no shares were excluded from the computation of diluted earnings per share. For the three months ended October 2, 2022, an immaterial number of shares were excluded from the computation of diluted earnings per share as the effect would have been anti-dilutive.

Share Repurchase Program

On June 24, 2021, the board of directors of the Company authorized a share repurchase program that allows for the repurchase of up to $50.0 million of the Company’s common stock during the three-year period ending June 24, 2024. While having $1.6 million of availability as of June 30, 2023, this program was fully utilized as of October 1, 2023.

On July 24, 2023, the board of directors of the Company authorized a new share repurchase program under which the Company may repurchase up to $50 million of its outstanding shares of common stock. The new authorization became effective upon the completion of the Company's existing $50 million stock repurchase authorization.

During the three months ended October 1, 2023, the Company repurchased 241,764 shares of common stock for $5.8 million in cash, excluding related fees and expenses. During the three months ended October 2, 2022, the Company repurchased 191,360 shares of common stock for $4.2 million. As of October 1, 2023, $45.9 million remained available under the new program.

14.
SEGMENT INFORMATION

Reportable Segments

Operating segments are identified as components of an enterprise about which discrete financial information is available for evaluation by the CODM in making decisions on how to allocate resources and assess performance. For the three months ended October 1, 2023, the Company’s CODM regularly assessed the operating performance of the Company’s boat brands under three operating and reportable segments:

•
The MasterCraft segment produces boats at its Vonore, Tennessee facility. These are premium recreational performance sport boats primarily used for water skiing, wakeboarding, wake surfing, and general recreational boating.
•
The Crest segment produces pontoon boats at its Owosso, Michigan facility. Crest boats are primarily used for general recreational boating.
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

Selected financial information for the Company’s reportable segments was as follows:

	For the Three Months Ended October 1, 2023
	MasterCraft	Crest	Aviara	Consolidated
Net sales	$75,836	$18,469	$9,912	$104,217
Operating income (loss)	10,290	263	(2,000)	8,553
Depreciation and amortization	1,301	808	618	2,727
Purchases of property, plant and equipment	2,209	859	1,330	4,398

	For the Three Months Ended October 2, 2022
	MasterCraft	Crest	Aviara	Consolidated
Net sales	$113,020	$43,561	$12,935	$169,516
Operating income	24,072	7,543	607	32,222
Depreciation and amortization	1,382	682	537	2,601
Purchases of property, plant and equipment	2,109	2,523	1,336	5,968

The following table presents total assets for the Company’s reportable segments.

	October 1, 2023	June 30, 2023
Assets:
MasterCraft	$236,174	$259,201
Crest	52,922	53,435
Aviara	45,132	41,340
Total assets	$334,228	$353,976

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read together with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. In addition, the statements in this discussion and analysis regarding our expectations concerning the performance of our business, anticipated financial results, liquidity and the other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Cautionary Note Regarding Forward-Looking Statements” above and in “Risk Factors” set forth in our 2023 Annual Report on Form 10-K. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

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

Discontinued Operations

The Company's results for all periods presented, as discussed in Management's Discussion and Analysis, are presented on a continuing operations basis. Results related to our former NauticStar business that was sold on September 2, 2022 are reported as discontinued operations for all periods presented. See Note 3 in Notes to Condensed Consolidated Financial Statements for more information on Discontinued Operations.

Overview

As anticipated, general market volatility and economic headwinds continue to create uncertainty and softness in the retail environment. As previously disclosed, because of the anticipated softness in retail demand, the Company has approached its wholesale production plan for fiscal 2024 with a prudent level of caution and a focus on rebalancing dealer inventories consistent with the expected retail demand. As a result, net sales decreased $65.3 million, or 38.5 percent, compared to the prior-year period. Gross margin declined in the quarter as a result of lower cost absorption due to decreased sales volumes and higher dealer incentives, partially offset by higher prices. Dealer incentives include higher floor plan financing costs as a result of increased dealer inventories and interest rates, and other incentives as the retail environment remains competitive.

Results of Continuing Operations

Consolidated Results

The table below presents our consolidated results of operations for the three months ended:

	Three Months Ended		2024 vs. 2023
	October 1,	October 2,		%
	2023	2022	Change	Change
(Dollar amounts in thousands)
Consolidated statements of operations:
NET SALES	$104,217	$169,516	$(65,299)	(38.5%)
COST OF SALES	82,381	123,543	(41,162)	(33.3%)
GROSS PROFIT	21,836	45,973	(24,137)	(52.5%)
OPERATING EXPENSES:
Selling and marketing	3,464	3,779	(315)	(8.3%)
General and administrative	9,357	9,483	(126)	(1.3%)
Amortization of other intangible assets	462	489	(27)	(5.5%)
Total operating expenses	13,283	13,751	(468)	(3.4%)
OPERATING INCOME	8,553	32,222	(23,669)	(73.5%)
OTHER INCOME (EXPENSE):
Interest expense	(878)	(562)	(316)	56.2%
Interest income	1,351	151	1,200	794.7%
INCOME BEFORE INCOME TAX EXPENSE	9,026	31,811	(22,785)	(71.6%)
INCOME TAX EXPENSE	1,950	7,176	(5,226)	(72.8%)
NET INCOME FROM CONTINUING OPERATIONS	$7,076	$24,635	$(17,559)	(71.3%)
Additional financial and other data:
Unit sales volume:
MasterCraft	494	781	(287)	(36.7%)
Crest	362	846	(484)	(57.2%)
Aviara	25	32	(7)	(21.9%)
Consolidated unit sales volume	881	1,659	(778)	(46.9%)
Net sales:
MasterCraft	$75,836	$113,020	$(37,184)	(32.9%)
Crest	18,469	43,561	(25,092)	(57.6%)
Aviara	9,912	12,935	(3,023)	(23.4%)
Consolidated net sales	$104,217	$169,516	$(65,299)	(38.5%)
Net sales per unit:
MasterCraft	$154	$145	$9	6.2%
Crest	51	51	-	-
Aviara	396	404	(8)	(2.0%)
Consolidated net sales per unit	118	102	16	15.7%
Gross margin	21.0%	27.1%	(610) bps

Net sales decreased 38.5 percent during the first quarter of fiscal 2024, when compared with the same prior-year period. The net sales decrease reflects decreased unit volume and an increase in dealer incentives, partially offset by higher prices. Dealer incentives include higher floor plan financing costs as a result of increased dealer inventories and interest rates, and other incentives as the retail environment remains competitive.

Gross margin percentage declined 610 basis points during the first quarter of fiscal 2024, when compared to the same prior-year period. Lower margins were the result of lower cost absorption due to planned decreased sales volume, higher dealer incentives, and higher costs related to material, labor and overhead inflation, partially offset by higher prices.

Operating expenses decreased 3.4 percent during the first quarter of fiscal 2024, when compared to the same prior-year period.

Segment Results

MasterCraft Segment

The following table sets forth MasterCraft segment results for the three months ended:

	Three Months Ended		2024 vs. 2023
	October 1,	October 2,		%
(Dollar amounts in thousands)	2023	2022	Change	Change
Net sales	$75,836	$113,020	$(37,184)	(32.9%)
Operating income	10,290	24,072	(13,782)	(57.3%)
Purchases of property, plant and equipment	2,209	2,109	100	4.7%

Unit sales volume	494	781	(287)	(36.7%)
Net sales per unit	$154	$145	$9	6.2%

Net sales decreased 32.9 percent during the first quarter of fiscal 2024, when compared with the same prior-year period. The decrease was driven by lower unit volume and increased dealer incentives, partially offset by higher prices. Dealer incentives include higher floor plan financing costs as a result of increased dealer inventories and interest rates, and other incentives as the retail environment becomes more competitive.

Operating income decreased 57.3 percent during the first quarter of fiscal 2024, when compared to the same prior-year period. The decrease was driven by decreased sales volume, higher dealer incentives, and higher costs related to material, labor and overhead inflation, partially offset by higher prices.

Crest Segment

The following table sets forth Crest segment results for the three months ended:

	Three Months Ended		2024 vs. 2023
	October 1,	October 2,		%
(Dollar amounts in thousands)	2023	2022	Change	Change
Net sales	$18,469	$43,561	$(25,092)	(57.6%)
Operating income	263	7,543	(7,280)	(96.5%)
Purchases of property, plant and equipment	859	2,523	(1,664)	(66.0%)

Unit sales volume	362	846	(484)	(57.2%)
Net sales per unit	$51	$51	$-	0.0%

Net sales decreased 57.6 percent during the first quarter of fiscal 2024, when compared to the same prior-year period, as a result of lower unit volume and increased dealer incentives, partially offset by higher prices.

Operating income for the first quarter of fiscal 2024 decreased 96.5 percent, when compared to the same prior-year period. The decrease is primarily the result of decreased sales volume, higher dealer incentives, higher costs related to material, labor and overhead inflation, and higher warranty costs related to prior model year expenses, partially offset by higher prices.

Aviara Segment

The following table sets forth Aviara segment results for the three months ended:

	Three Months Ended		2024 vs. 2023
	October 1,	October 2,		%
(Dollar amounts in thousands)	2023	2022	Change	Change
Net sales	$9,912	$12,935	$(3,023)	(23.4%)
Operating income (loss)	(2,000)	607	(2,607)	(429.5%)
Purchases of property, plant and equipment	1,330	1,336	(6)	(0.4%)

Unit sales volume	25	32	(7)	(21.9%)
Net sales per unit	$396	$404	$(8)	(2.0%)

Net sales decreased 23.4 percent during the first quarter of fiscal 2024, when compared to the same prior-year period, due to decreased unit volume, and higher dealer incentives, partially offset by higher prices.

Operating loss was $2.0 million for the first quarter of fiscal 2024 compared to operating income of $0.6 million in the same prior-year period. The change was primarily a result of higher costs related to material, labor and overhead inflation, decreased sales volume, and higher dealer incentives, partially offset by higher prices.

Non-GAAP Measures

EBITDA, Adjusted EBITDA, EBITDA Margin, and Adjusted EBITDA Margin

We define EBITDA as net income from continuing operations, before interest, income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA further adjusted to eliminate certain non-cash charges or other items that we do not consider to be indicative of our core and/or ongoing operations. For the periods presented herein, the adjustment is for share-based compensation. We define EBITDA margin and Adjusted EBITDA margin as EBITDA and Adjusted EBITDA expressed as a percentage of Net sales.

Adjusted Net Income and Adjusted Net Income Per Share

We define Adjusted Net Income and Adjusted Net Income per share as net income from continuing operations, adjusted to eliminate certain non-cash charges or other items that we do not consider to be indicative of our core and/or ongoing operations and reflecting income tax expense on adjusted net income before income taxes at our estimated annual effective tax rate. For the periods presented herein, these adjustments include other intangible asset amortization and share-based compensation.

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

The following table presents a reconciliation of net income from continuing operations as determined in accordance with U.S. GAAP to EBITDA and Adjusted EBITDA, and net income from continuing operations margin (expressed as a percentage of net sales) to EBITDA Margin and Adjusted EBITDA Margin (each expressed as a percentage of net sales) for the periods indicated:

	Three Months Ended
	October 1,	% of Net	October 2,	% of Net
	2023	sales	2022	sales
Net income from continuing operations	$7,076	6.8%	$24,635	14.5%
Income tax expense	1,950		7,176
Interest expense	878		562
Interest income	(1,351)		(151)
Depreciation and amortization	2,727		2,601
EBITDA	11,280	10.8%	34,823	20.5%
Share-based compensation	939		1,120
Adjusted EBITDA	$12,219	11.7%	$35,943	21.2%

The following table presents a reconciliation of net income from continuing operations as determined in accordance with U.S. GAAP to Adjusted Net Income for the periods indicated:

	Three Months Ended
	October 1,	October 2,
	2023	2022
	(Dollars in thousands, except per share data)
Net income from continuing operations	$7,076	$24,635
Income tax expense	1,950	7,176
Amortization of acquisition intangibles	462	462
Share-based compensation	939	1,120
Adjusted Net Income before income taxes	10,427	33,393
Adjusted income tax expense(a)	2,294	7,680
Adjusted Net Income	$8,133	$25,713

Adjusted Net Income per share:
Basic	$0.47	$1.43
Diluted	$0.47	$1.43
Weighted average shares used for the computation of(b):
Basic Adjusted Net Income per share	17,156,283	17,946,061
Diluted Adjusted Net Income per share	17,224,608	18,031,725

The following table presents the reconciliation of net income from continuing operations per diluted share to Adjusted Net Income per diluted share for the periods presented:

	Three Months Ended
	October 1,	October 2,
	2023	2022
Net income from continuing operations per diluted share	$0.41	$1.37
Impact of adjustments:
Income tax expense	$0.11	0.40
Amortization of acquisition intangibles	$0.03	0.03
Share-based compensation	$0.05	0.06
Adjusted Net Income per diluted share before income taxes	$0.60	1.86
Impact of adjusted income tax expense on net income per diluted share before income taxes(a)	$(0.13)	(0.43)
Adjusted Net Income per diluted share	$0.47	$1.43

(a)
For fiscal 2024 and 2023, income tax expense reflects an income tax rate of 22.0% and 23.0%, respectively, for each period presented.
(b)
Represents the Weighted Average Shares used for the computation of Basic and Diluted earnings per share as presented on the Consolidated Statements of Operations to calculate Adjusted Net Income per basic and diluted share for all periods presented herein.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance working capital, fund capital expenditures, service our debt, fund potential acquisitions, and fund our share repurchase program. Our principal sources of liquidity are our cash balance, held-to-maturity securities, cash generated from operating activities, our revolving credit agreement and the refinancing and/or new issuance of long-term debt. We believe our cash balance, held-to-maturity securities, cash from operations, and our ability to borrow will be sufficient to provide for our liquidity and capital resource needs.

Cash and cash equivalents totaled $23.5 million as of October 1, 2023, an increase of $3.7 million from $19.8 million as of June 30, 2023. Held-to-maturity securities totaled $66.5 million as of October 1, 2023, a decrease of $25.1 million from $91.6 million as of June 30, 2023. Total debt as of October 1, 2023 and June 30, 2023 was $52.6 million and $53.7 million, respectively.

As of October 1, 2023, we had no amounts outstanding under the Revolving Credit Facility, leaving $100.0 million of available borrowing capacity. Refer to Note 10 — Long Term Debt in the Notes to Unaudited Condensed Consolidated Financial Statements for further details.

On June 24, 2021, the board of directors of the Company authorized a share repurchase program that allowed for the repurchase of up to $50.0 million of our common stock during the three-year period ending June 24, 2024. While having $1.6 million of availability as of June 30, 2023, this program was fully utilized as of October 1, 2023.

On July 24, 2023, the board of directors of the Company authorized a new share repurchase program under which the Company may repurchase up to $50 million of its outstanding shares of common stock. The new authorization became effective upon the completion of the Company's prior $50 million stock repurchase authorization.

During the three months ended October 1, 2023, the Company repurchased 241,764 shares of common stock for $5.8 million in cash, excluding related fees and expenses under both plans.

The following table summarizes our cash flows from continuing operations from operating, investing, and financing activities:

	Three Months Ended
	October 1,	October 2,
	2023	2022
	(Dollars in thousands)
Total cash provided by (used in):
Operating activities	$(8,804)	$20,718
Investing activities	21,188	(5,968)
Financing activities	(8,424)	(5,393)
Net change in cash from continuing operations	$3,960	$9,357

Three Months Ended October 1, 2023 Cash Flows from Continuing Operations

Net cash used in operating activities for the three months ended October 1, 2023 was $8.8 million, primarily due to lower net earnings and unfavorable working capital usage. Working capital is defined as accounts receivable, income tax receivable, inventories, and prepaid expenses and other current assets net of accounts payable, income tax payable, and accrued expenses and other current liabilities as presented in the condensed consolidated balance sheets, excluding the impact of acquisitions and non-cash adjustments. Working capital usage primarily consisted of decreases in accrued expenses and other current liabilities, income tax payable, and accounts payable, and an increase in prepaid expenses and other current assets. Partially offsetting the working capital usage was a decrease in inventories. Accrued expenses and other current liabilities decreased due to payment of dealer incentives and variable compensation, partially offset by increased warranty. Income tax payable decreased due to tax payments within the quarter. Accounts payable decreased due to lower production at the end of the period compared to the end of the prior year period. Prepaid expenses and other current assets increased due to an increase in prepaid expenses, partially offset by amortization of insurance premiums. Inventories decreased as we adjust inventory levels to align with lower production levels.

Net cash provided by investing activities was $21.2 million, which included net changes of $25.6 million in held-to-maturity securities, and $4.4 million in net capital expenditures. Our capital spending was primarily focused on tooling, facility enhancements and information technology.

Net cash used in financing activities was $8.4 million, which included net payments of $1.1 million on long-term debt and stock repurchases totaling $5.8 million.

Three Months Ended October 2, 2022 Cash Flows from Continuing Operations

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

Off Balance Sheet Arrangements

The Company did not have any off balance sheet financing arrangements as of October 1, 2023.

Critical Accounting Policies

As of October 1, 2023, there were no significant changes in or changes to the application of our critical accounting policies or estimation procedures from those presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, which was filed with the SEC on August 30, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Refer to our 2023 Annual Report for discussion of the Company’s market risk. There have been no material changes in market risk from those disclosed therein.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of October 1, 2023.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended October 1, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

For a discussion of the Company’s legal proceedings, see Part I – Item 1. – Note 9 – Commitments and Contingencies to the Company’s unaudited condensed consolidated financial statements.

ITEM 1A. RISK FACTORS.

During the three months ended October 1, 2023, there were no material changes to the risk factors disclosed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS.

Share Repurchase Program

On June 24, 2021, the board of directors of the Company authorized a share repurchase program that allowed for the repurchase of up to $50.0 million of our common stock during the three-year period ending June 24, 2024. While having $1.6 million of availability as of June 30, 2023, this program was fully utilized as of October 1, 2023.

On July 24, 2023, the board of directors of the Company authorized a new share repurchase program under which the Company may repurchase up to $50 million of its outstanding shares of common stock. The new authorization became effective upon the completion of the Company's prior $50 million stock repurchase authorization.

During the first three months of fiscal 2024, we repurchased approximately $5.8 million of our common stock under both programs, excluding related fees and expenses. As of October 1, 2023, the remaining authorization under the new program was approximately $45.9 million.

During the three months ended October 1, 2023, the Company repurchased the following shares of common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(a)(b)	Total Number of Shares Purchased as part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan (dollars in thousands)
July 1, 2023 - July 30, 2023	45,104	$28.38	45,104	$50,354
July 31, 2023 - August 27, 2023	54,391	27.06	54,391	48,883
August 28, 2023 - October 01, 2023	142,269	21.09	142,269	45,883
Total	241,764		241,764

(a)
Represents weighted average price paid per share excluding commissions paid.
(b)
Average price per share excludes any excise tax imposed on certain stock repurchases as part of the Inflation Reduction Act of 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

Director and Officer Rule 10b5-1 Trading Arrangements

During the three months ended October 1, 2023, none of our directors or "officers" (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated "Rule 10b5-1 trading arrangements" or "non-Rule 10b5-1 trading arrangements" (each as defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of MCBC Holdings, Inc.	10-K	001-37502	3.1	9/18/15
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of MasterCraft Boat Holdings, Inc.	10-Q	001-37502	3.2	11/9/18
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of MasterCraft Boat Holdings, Inc.	8-K	001-37502	3.1	10/25/19
3.4	Fourth Amended and Restated By-laws of MasterCraft Boat Holdings, Inc.	8-K	001-37502	3.2	10/25/19
10.1	Third Amendment to Credit Agreement					**
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASTERCRAFT BOAT HOLDINGS, INC.
(Registrant)

Date:	November 8, 2023	By:	/s/ FREDERICK A. BRIGHTBILL
Frederick A. Brightbill
Chief Executive Officer (Principal Executive Officer) and Chairman of the Board

Date:	November 8, 2023	By:	/s/ TIMOTHY M. OXLEY
Timothy M. Oxley
Chief Financial Officer (Principal Financial and Accounting Officer),
Treasurer and Secretary