Form 10-Q
period 2023-12-31
MasterCraft Boat Holdings, Inc.
filed 2024-02-07
CIK 1638290

{

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2023

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

As of February 2, 2024, there were 17,033,805 shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding.

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

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	December 31,	January 1,	December 31,	January 1,
(Dollar amounts in thousands, except per share data)	2023	2023	2023	2023
NET SALES	$99,481	$159,188	$203,698	$328,704
COST OF SALES	80,752	120,961	163,133	244,504
GROSS PROFIT	18,729	38,227	40,565	84,200
OPERATING EXPENSES:
Selling and marketing	3,150	3,042	6,614	6,821
General and administrative	8,111	8,235	17,468	17,718
Amortization of other intangible assets	450	489	912	978
Total operating expenses	11,711	11,766	24,994	25,517
OPERATING INCOME	7,018	26,461	15,571	58,683
OTHER INCOME (EXPENSE):
Interest expense	(854)	(666)	(1,732)	(1,228)
Interest income	1,415	621	2,766	772
INCOME BEFORE INCOME TAX EXPENSE	7,579	26,416	16,605	58,227
INCOME TAX EXPENSE	1,652	6,433	3,602	13,609
NET INCOME FROM CONTINUING OPERATIONS	5,927	19,983	13,003	44,618
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX (Note 3)	(41)	(300)	(922)	(20,867)
NET INCOME	$5,886	$19,683	$12,081	$23,751

NET INCOME (LOSS) PER SHARE:
Basic
Continuing operations	$0.35	$1.13	$0.76	$2.51
Discontinued operations	—	(0.02)	(0.05)	(1.18)
Net income	$0.35	$1.11	$0.71	$1.33

Diluted
Continuing operations	$0.35	$1.12	$0.76	$2.49
Discontinued operations	(0.01)	(0.01)	(0.06)	(1.16)
Net income	$0.34	$1.11	$0.70	$1.33

WEIGHTED AVERAGE SHARES USED FOR COMPUTATION OF:
Basic earnings per share	17,010,116	17,669,645	17,083,204	17,807,853
Diluted earnings per share	17,091,633	17,774,329	17,158,124	17,903,027

Notes to Unaudited Condensed Consolidated Financial Statements form an integral part of the condensed consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
(Dollar amounts in thousands, except per share data)	2023	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36,246	$19,817
Held-to-maturity securities (Note 4)	72,538	91,560
Accounts receivable, net of allowance of $38 and $122, respectively	8,786	15,741
Inventories, net (Note 5)	43,056	58,298
Prepaid expenses and other current assets	9,684	10,083
Total current assets	170,310	195,499
Property, plant and equipment, net (Note 6)	77,746	77,921
Goodwill (Note 7)	28,493	28,493
Other intangible assets, net (Note 7)	34,550	35,462
Deferred income taxes	12,769	12,428
Deferred debt issuance costs, net	341	304
Other long-term assets	7,577	3,869
Total assets	$331,786	$353,976
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	10,205	20,391
Income tax payable	438	5,272
Accrued expenses and other current liabilities (Note 8)	65,590	72,496
Current portion of long-term debt, net of unamortized debt issuance costs (Note 10)	4,368	4,381
Total current liabilities	80,601	102,540
Long-term debt, net of unamortized debt issuance costs (Note 10)	47,075	49,295
Unrecognized tax positions	7,936	7,350
Other long-term liabilities	2,843	2,702
Total liabilities	138,455	161,887
COMMITMENTS AND CONTINGENCIES
EQUITY:
Common stock, $.01 par value per share — authorized, 100,000,000 shares; issued and outstanding, 17,033,805 shares at December 31, 2023 and 17,312,850 shares at June 30, 2023	170	173
Additional paid-in capital	65,060	75,976
Retained earnings	127,901	115,820
MasterCraft Boat Holdings, Inc. equity	193,131	191,969
Noncontrolling interest	200	120
Total equity	193,331	192,089
Total liabilities and equity	$331,786	$353,976

Notes to Unaudited Condensed Consolidated Financial Statements form an integral part of the condensed consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Additional Paid-in	Retained	MasterCraft Boat Holdings,	Noncontrolling
(Dollar amounts in thousands)	Shares	Amount	Capital	Earnings	Inc. Equity	Interest	Total
Balance at June 30, 2023	17,312,850	$173	$75,976	$115,820	$191,969	$120	$192,089
Share-based compensation activity	185,055	—	(683)	—	(683)	—	(683)
Repurchase and retirement of common stock	(241,764)	(2)	(5,783)	—	(5,785)	—	(5,785)
Capital contribution from noncontrolling interest	—	—	—	—	—	80	80
Net income	—	—	—	6,195	6,195	—	6,195
Balance at October 1, 2023	17,256,141	171	69,510	122,015	191,696	200	191,896
Share-based compensation activity	(8,117)	1	8	—	9	—	9
Repurchase and retirement of common stock	(214,219)	(2)	(4,458)	—	(4,460)	—	(4,460)
Net income	—	—		5,886	5,886	—	5,886
Balance at December 31, 2023	17,033,805	$170	$65,060	$127,901	$193,131	$200	$193,331

	Common Stock		Additional Paid-in	Retained	MasterCraft Boat Holdings,	Noncontrolling
	Shares	Amount	Capital	Earnings	Inc. Equity	Interest	Total
Balance at June 30, 2022	18,061,437	$181	$96,584	$46,883	$143,648	$—	$143,648
Share-based compensation activity	128,040	1	649	—	650	—	650
Repurchase and retirement of common stock	(191,360)	(2)	(4,176)	—	(4,178)	—	(4,178)
Net income	—	—	—	4,068	4,068	—	4,068
Balance at October 2, 2022	17,998,117	180	93,057	50,951	144,188	—	144,188
Share-based compensation activity	2,466	—	745	—	745	—	745
Repurchase and retirement of common stock	(224,284)	(2)	(4,792)	—	(4,794)	—	(4,794)
Net income	—	—	—	19,683	19,683	—	19,683
Balance at January 1, 2023	17,776,299	$178	$89,010	$70,634	$159,822	$—	$159,822

Notes to Unaudited Condensed Consolidated Financial Statements form an integral part of the condensed consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	December 31,	January 1,
(Dollar amounts in thousands)	2023	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,081	$23,751
Loss from discontinued operations, net of tax	922	20,867
Net income from continuing operations	13,003	44,618
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	5,484	5,211
Share-based compensation	948	1,865
Unrecognized tax benefits	586	(370)
Deferred income taxes	(341)	4,634
Amortization of debt issuance costs	124	115
Changes in certain operating assets and liabilities	(89)	22,705
Other, net	(513)	985
Net cash provided by operating activities of continuing operations	19,202	79,763
Net cash used in operating activities of discontinued operations	(509)	(1,865)
Net cash provided by operating activities	18,693	77,898

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(8,118)	(11,915)
Purchases of investments	(67,237)	(59,687)
Maturities of investments	87,195	—
Other, net	5	—
Net cash provided by (used in) investing activities of continuing operations	11,845	(71,602)
Net cash used in investing activities of discontinued operations	—	(501)
Net cash provided by (used in) investing activities	11,845	(72,103)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(2,250)	(1,500)
Repurchase and retirement of common stock	(10,173)	(8,972)
Other, net	(1,686)	(465)
Net cash used in financing activities of continuing operations	(14,109)	(10,937)
NET CHANGE IN CASH AND CASH EQUIVALENTS	16,429	(5,142)

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	19,817	34,203
CASH AND CASH EQUIVALENTS — END OF PERIOD	$36,246	$29,061
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest, net of amounts capitalized	$1,580	$1,125
Cash payments for income taxes	8,116	5,845
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Activity related to sales-type lease	3,898	—
Capital expenditures in accounts payable and accrued expenses	1,171	1,130

Notes to Unaudited Condensed Consolidated Financial Statements form an integral part of the condensed consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, dollars in thousands, except per share data)

1.
BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The Company’s fiscal year begins July 1 and ends June 30, with the interim quarterly reporting periods consisting of 13 weeks. Therefore, the fiscal quarter end will not always coincide with the date of the end of a calendar month.

The accompanying unaudited condensed consolidated financial statements include the accounts of MasterCraft Boat Holdings, Inc. ("Holdings") and its wholly owned subsidiaries. Holdings and its subsidiaries collectively are referred to herein as the "Company." The unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements for the year ended June 30, 2023, and, in the opinion of management, reflect all adjustments considered necessary to present fairly the Company’s financial position as of December 31, 2023, its results of operations for the three and six months ended December 31, 2023 and January 1, 2023, its cash flows for the six months ended December 31, 2023 and January 1, 2023, and its statements of equity for the three and six months ended December 31, 2023 and January 1, 2023. All adjustments are of a normal, recurring nature. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the SEC for financial information have been condensed or omitted pursuant to such rules and regulations. The June 30, 2023 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP for complete financial statements. However, management believes that the disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in our 2023 Annual Report on Form 10-K.

Due to the seasonality of the Company’s business, the interim results are not necessarily indicative of the results that may be expected for the remainder of the fiscal year.

There were no significant changes in or changes to the application of the Company’s significant or critical accounting policies or estimation procedures for the three and six months ended December 31, 2023, as compared with those described in the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2023.

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

New Pronouncements Issued

Income Taxes

Accounting Standard Update ("ASU") No. 2023-09, Improvements to Income Tax Disclosures, requires entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and provide more details about the reconciling items in some categories if items meet a quantitative threshold. Entities would have to provide qualitative disclosures about the new categories. The guidance will require all entities to disclose income taxes paid, net of refunds, disaggregated by federal (national), state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold. The guidance makes several other changes to the disclosure requirements. Entities are required to apply the guidance prospectively, with the option to apply it retrospectively. The guidance is effective for annual periods beginning after December 15, 2024, or fiscal 2026 for the Company. The Company is currently evaluating the impact, if any, that the adoption of this standard will have on financial disclosures.

Segment Reporting

ASU No. 2023-07, Improvements to Reportable Segment Disclosures, requires incremental disclosures about an entity’s reportable segments but does not change the definition of a segment or the guidance for determining reportable segments. The new guidance requires disclosure of significant segment expenses that are (1) regularly provided to (or easily computed from information regularly provided to) the chief operating decision maker and (2) included in the reported measure of segment profit or loss. The new standard also allows companies to disclose multiple measures of segment profit or loss if those measures are used to assess performance and allocate resources. This update is effective for fiscal years beginning after December 31, 2023, or fiscal 2025 for the Company, and should be adopted retrospectively unless impracticable. The Company is currently evaluating the impact, if any, that the adoption of this standard will have on financial disclosures.

2.
REVENUE RECOGNITION

The following tables present the Company's revenue by major product category for each reportable segment:

	Three Months Ended December 31, 2023
	MasterCraft	Crest	Aviara	Total
Major Product Categories:
Boats and trailers	$70,374	$16,698	$9,731	$96,803
Parts	1,939	224	—	2,163
Other revenue	386	129	—	515
Total	$72,699	$17,051	$9,731	$99,481

	Six Months Ended December 31, 2023
	MasterCraft	Crest	Aviara	Total
Major Product Categories:
Boats and trailers	$140,198	$34,816	$19,643	$194,657
Parts	7,130	477	—	7,607
Other revenue	1,207	227	—	1,434
Total	$148,535	$35,520	$19,643	$203,698

	Three Months Ended January 1, 2023
	MasterCraft	Crest	Aviara	Total
Major Product Categories:
Boats and trailers	$105,536	$36,364	$13,858	$155,758
Parts	2,658	133	—	2,791
Other revenue	471	168	—	639
Total	$108,665	$36,665	$13,858	$159,188

	Six Months Ended January 1, 2023
	MasterCraft	Crest	Aviara	Total
Major Product Categories:
Boats and trailers	$213,740	$79,507	$26,793	$320,040
Parts	6,895	386	—	7,281
Other revenue	1,050	333	—	1,383
Total	$221,685	$80,226	$26,793	$328,704

Contract Liabilities

As of June 30, 2023, the Company had $3.3 million of contract liabilities associated with customer deposits and services. During the six months ended December 31, 2023, $1.2 million was recognized as revenue. As of December 31, 2023, total contract liabilities associated with customer deposits and services of $4.7 million were reported in Accrued expenses and other current liabilities and Other long-term liabilities on the condensed consolidated balance sheet, and $2.2 million is expected to be recognized as revenue during the remainder of the year ending June 30, 2024.

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

During the six months ended January 1, 2023, the Company recognized a $22.5 million loss on sale. The final settlement of the purchase price was subject to customary working capital adjustments that had been in arbitration, but were settled in October 2023 without a significant impact to the loss on sale previously recorded. The value of the assets and liabilities that were retained at the time of sale, which are primarily related to certain claims, are subject to change. Certain of these claims have been settled or are expected to settle for higher amounts than previously estimated, with the related activity being recorded as discontinued operations.

The following table summarizes the operating results of discontinued operations for the following periods:

	Six Months Ended
	December 31,	January 1,
	2023	2023
NET SALES	$37	$7,780
COST OF SALES	260	9,412
GROSS PROFIT (LOSS)	(223)	(1,632)
OPERATING EXPENSES:
Selling, general and administrative	1,132	2,522
Total operating expenses	1,132	2,522
OPERATING LOSS	(1,355)	(4,154)
Loss on sale of discontinued operations	157	(22,487)
LOSS BEFORE INCOME TAX BENEFIT	(1,198)	(26,641)
INCOME TAX BENEFIT	276	5,774
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	$(922)	$(20,867)

The operating results, and components thereof, of discontinued operations for the three months ended December 31, 2023 and January 1, 2023 were not significant.

4.
HELD-TO-MATURITY SECURITIES

The amortized cost and net carrying amount, gross unrealized gains and losses, and estimated fair value of our investments classified as held-to-maturity at December 31, 2023 and June 30, 2023 are summarized as follows:

	December 31, 2023
	Amortized	Gross	Gross	Estimated
	Cost / Net	Unrealized	Unrealized	Fair
	Carrying Amount	Gains	Losses	Value
Held-to-maturity securities:
Fixed income securities:
Corporate bonds	$72,538	$18	$(13)	$72,543
Total held-to-maturity securities	$72,538	$18	$(13)	$72,543

	June 30, 2023
	Amortized	Gross	Gross	Estimated
	Cost / Net	Unrealized	Unrealized	Fair
	Carrying Amount	Gains	Losses	Value
Held-to-maturity securities:
Fixed income securities:
Corporate bonds	$81,743	$1	$(160)	$81,584
U.S. treasury bills	9,817	31	(1)	9,847
Total held-to-maturity securities	$91,560	$32	$(161)	$91,431

5.
INVENTORIES

Inventories consisted of the following:

	December 31,	June 30,
	2023	2023
Raw materials and supplies	$28,455	$40,201
Work in process	10,038	9,465
Finished goods	6,134	10,335
Obsolescence reserve	(1,571)	(1,703)
Total inventories	$43,056	$58,298

6.
PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, net consisted of the following:

	December 31,	June 30,
	2023	2023
Land and improvements	$7,587	$10,456
Buildings and improvements	48,618	46,759
Machinery and equipment	42,238	40,632
Furniture and fixtures	5,597	5,284
Construction in progress	11,801	10,180
Total property, plant, and equipment	115,841	113,311
Less accumulated depreciation	(38,095)	(35,390)
Property, plant, and equipment — net	$77,746	$77,921

7.
GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the carrying amounts of goodwill as of December 31, 2023 and June 30, 2023 for each of the Company's reportable segments.

	Gross Amount	Accumulated Impairment Losses	Total
MasterCraft	$28,493	$—	$28,493
Crest	36,238	(36,238)	—
Aviara	1,100	(1,100)	—
Total	$65,831	$(37,338)	$28,493

The following table presents the carrying amounts of Other intangible assets, net:

	December 31,			June 30,
	2023			2023
	Gross Amount	Accumulated Amortization / Impairment	Other intangible assets, net	Gross Amount	Accumulated Amortization / Impairment	Other intangible assets, net
Amortized intangible assets
Dealer networks	$19,500	$(10,950)	$8,550	$19,500	$(10,050)	$9,450
Software	245	(245)	—	245	(233)	12
	19,745	(11,195)	8,550	19,745	(10,283)	9,462

Unamortized intangible assets
Trade names	33,000	(7,000)	26,000	33,000	(7,000)	26,000
Total other intangible assets	$52,745	$(18,195)	$34,550	$52,745	$(17,283)	$35,462

Amortization expense related to Other intangible assets, net for each of the three months and each of the six months ended December 31, 2023 and January 1, 2023, was $0.5 million and $1.0 million, respectively. Estimated amortization expense for the fiscal year ending June 30, 2024 is $1.8 million.

8.
ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	December 31,	June 30,
	2023	2023
Warranty	$31,235	$31,780
Dealer incentives	20,079	24,987
Compensation and related accruals	3,384	5,838
Self-insurance	1,247	1,586
Inventory repurchase contingent obligation	2,123	1,515
Contract liabilities	2,692	1,477
Liabilities retained associated with discontinued operations	845	690
Other	3,985	4,623
Total accrued expenses and other current liabilities	$65,590	$72,496

Accrued warranty liability activity was as follows for the six months ended:

	December 31,	January 1,
	2023	2023
Balance at the beginning of the period	$31,780	$25,824
Provisions	4,325	7,183
Payments made	(7,683)	(5,604)
Changes for pre-existing warranties	2,813	2,342
Balance at the end of the period	$31,235	$29,745

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

10.
LONG-TERM DEBT

Long-term debt is as follows:

	December 31,	June 30,
	2023	2023
Term loan	$51,750	$54,000
Debt issuance costs on term loan	(307)	(324)
Total debt	51,443	53,676
Less current portion of long-term debt	4,500	4,500
Less current portion of debt issuance costs on term loan	(132)	(119)
Long-term debt, net of current portion	$47,075	$49,295

The Company has a credit agreement with a syndicate of certain financial institutions (the "Credit Agreement") that provides the Company with a $160.0 million senior secured credit facility, consisting of a $60.0 million term loan (the "Term Loan") and a $100.0 million revolving credit facility (the "Revolving Credit Facility"). The Credit Agreement is secured by a first priority security interest in substantially all of the Company's assets.

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

The Credit Agreement, as amended, bears interest, at the Company’s option, at either the prime rate plus an applicable margin ranging from 0.25% to 1.00% or at an adjusted term benchmark rate plus an applicable margin ranging from 1.25% to 2.00%, in each case based on the Company’s net leverage ratio. The Company is also required to pay a commitment fee for any unused portion of the revolving credit facility ranging from 0.15% to 0.30% based on the Company’s net leverage ratio. Effective during both the three and six months ended December 31, 2023, the applicable margin for loans accruing at the prime rate was 0.25% and the applicable margin for loans accruing interest at the benchmark rate was 1.25%. As of December 31, 2023, the interest rate on the Company’s term loan was 6.71%.

The Credit Agreement will mature and all remaining amounts outstanding thereunder will be due and payable on June 28, 2026. As of December 31, 2023, the Company was in compliance with its financial covenants under the Credit Agreement.

Revolving Credit Facility

As of December 31, 2023, the Company had no amounts outstanding on its Revolving Credit Facility and had remaining availability of $100.0 million.

11.
INCOME TAXES

The Company’s consolidated interim effective tax rate is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items. The differences between the Company’s effective tax rates and the statutory federal tax rate of 21.0% primarily relate to the inclusion of the state tax rate in the overall effective rate, the benefit of federal and state credits, and a permanent add-back for Section 162(m) limitations, partially offset by a benefit associated with the foreign derived intangible income deduction. During the three months ended December 31, 2023 and January 1, 2023, the Company's effective tax rate was 21.8% and 24.4%, respectively, and for the six months ended December 31, 2023 and January 1, 2023, the Company’s effective tax rate was 21.7% and 23.4%, respectively. The Company’s effective tax rates for the three and six months ended December 31, 2023 are lower compared to the effective tax rate for the same prior-year periods, primarily due to a decrease in the effective state tax rate and an increase in the impact of federal tax credits, partially offset by an increase in the tax impact of uncertain state tax positions.

12.
SHARE-BASED COMPENSATION

The following table presents the components of share-based compensation expense by award type.

	Three Months Ended		Six Months Ended
	December 31,	January 1,	December 31,	January 1,
	2023	2023	2023	2023
Restricted stock awards	$601	$583	$1,014	$1,135
Performance stock units	(592)	162	(66)	730
Share-based compensation expense	$9	$745	$948	$1,865

Restricted Stock Awards

During the six months ended December 31, 2023, the Company granted 116,962 restricted stock awards (“RSAs”) to the Company’s non-executive directors, officers and certain other key employees. Generally, the shares of restricted stock granted during the six months ended December 31, 2023, vest pro-rata over three years for officers and certain other key employees and over one year for non-executive directors. The Company determined the fair value of the shares awarded by using the close price of our common stock as of the date of grant. The weighted average grant date fair value of RSAs granted in the six months ended December 31, 2023, was $21.07 per share.

The following table summarizes the status of nonvested RSAs as of December 31, 2023, and changes during the six months then ended.

		Average
	Nonvested	Grant-Date
	Restricted	Fair Value
	Shares	(per share)
Nonvested at June 30, 2023	91,907	$23.66
Granted	116,962	21.07
Vested	(18,830)	20.00
Forfeited	(14,801)	23.26
Nonvested at December 31, 2023	175,238	22.36

As of December 31, 2023, there was $2.9 million of total unrecognized compensation expense related to nonvested RSAs. The Company expects this expense to be recognized over a weighted average period of 1.8 years.

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

The following table summarizes the status of nonvested PSUs as of December 31, 2023, and changes during the six months then ended.

		Average
	Nonvested	Grant-Date
	Performance	Fair Value
	Stock Units	(per share)
Nonvested at June 30, 2023	122,971	$27.12
Granted	86,555	21.62
Forfeited	(21,816)	25.80
Nonvested at December 31, 2023	187,710	24.74

As of December 31, 2023, there was $1.6 million of total unrecognized compensation expense related to nonvested PSUs. The Company expects this expense to be recognized over a weighted average period of 2.4 years.

13.
EARNINGS PER SHARE AND COMMON STOCK

The following table sets forth the computation of the Company’s net income per share:

	Three Months Ended		Six Months Ended
	December 31,	January 1,	December 31,	January 1,
	2023	2023	2023	2023
Net income from continuing operations	$5,927	$19,983	$13,003	$44,618
Loss from discontinued operations, net of tax	(41)	(300)	(922)	(20,867)
Net income	$5,886	$19,683	$12,081	$23,751

Weighted average shares — basic	17,010,116	17,669,645	17,083,204	17,807,853
Dilutive effect of assumed exercises of stock options	—	8,175	—	8,134
Dilutive effect of assumed restricted share awards/units	81,517	96,509	74,920	87,040
Weighted average outstanding shares — diluted	17,091,633	17,774,329	17,158,124	17,903,027
Basic net income (loss) per share
Continuing operations	$0.35	$1.13	$0.76	$2.51
Discontinued operations	$—	$(0.02)	(0.05)	(1.18)
Net income	$0.35	$1.11	$0.71	$1.33
Diluted net income (loss) per share
Continuing operations	$0.35	$1.12	$0.76	$2.49
Discontinued operations	$(0.01)	$(0.01)	(0.06)	(1.16)
Net income	$0.34	$1.11	$0.70	$1.33

For the three and six months ended December 31, 2023 and January 1, 2023, an immaterial number of shares were excluded from the computation of diluted earnings per share as the effect would have been anti-dilutive.

Share Repurchase Program

On June 24, 2021, the board of directors of the Company authorized a share repurchase program that allowed for the repurchase of up to $50.0 million of the Company’s common stock during the three-year period ending June 24, 2024. While having $1.6 million of availability as of June 30, 2023, this program was fully utilized during the first quarter ended October 1, 2023.

On July 24, 2023, the board of directors of the Company authorized a new share repurchase program under which the Company may repurchase up to $50.0 million of its outstanding shares of common stock. The new authorization became effective upon the completion of the Company's existing $50.0 million stock repurchase authorization.

During the three months ended December 31, 2023 and January 1, 2023, the Company repurchased 214,219 shares and 224,284 shares of common stock for $4.4 million and $4.8 million, respectively, in cash, excluding related fees and expenses. During the six months ended December 31, 2023 and January 1, 2023, the Company repurchased 455,983 shares and 415,644 shares of common stock for $10.2 million and $9.0 million, respectively, in cash, excluding related fees and expenses. As of December 31, 2023, $41.5 million remained available under the program.

14.
SEGMENT INFORMATION

Reportable Segments

Operating segments are identified as components of an enterprise about which discrete financial information is available for evaluation by the CODM in making decisions on how to allocate resources and assess performance. For the three and six months ended December 31, 2023, the Company’s CODM regularly assessed the operating performance of the Company’s boat brands under three operating and reportable segments:

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

Selected financial information for the Company’s reportable segments was as follows:

	For the Three Months Ended December 31, 2023
	MasterCraft	Crest	Aviara	Consolidated
Net sales	$72,699	$17,051	$9,731	99,481
Operating income (loss)	10,294	469	(3,745)	7,018
Depreciation and amortization	1,282	816	660	2,758
Purchases of property, plant and equipment	1,407	314	1,994	3,715

	For the Six Months Ended December 31, 2023
	MasterCraft	Crest	Aviara	Consolidated
Net sales	$148,535	$35,520	$19,643	$203,698
Operating income (loss)	20,584	732	(5,745)	15,571
Depreciation and amortization	2,583	1,624	1,277	5,484
Purchases of property, plant and equipment	3,616	1,178	3,324	8,118

	For the Three Months Ended January 1, 2023
	MasterCraft	Crest	Aviara	Consolidated
Net sales	$108,665	$36,665	$13,858	$159,188
Operating income (loss)	22,899	5,071	(1,509)	26,461
Depreciation and amortization	1,364	721	525	2,610
Purchases of property, plant and equipment	3,173	1,681	1,093	5,947

	For the Six Months Ended January 1, 2023
	MasterCraft	Crest	Aviara	Consolidated
Net sales	$221,685	$80,226	$26,793	$328,704
Operating income (loss)	46,971	12,614	(902)	58,683
Depreciation and amortization	2,746	1,403	1,062	5,211
Purchases of property, plant and equipment	5,283	4,203	2,429	11,915

The following table presents total assets for the Company’s reportable segments.

	December 31, 2023	June 30, 2023
Assets:
MasterCraft	$240,444	$259,201
Crest	48,130	53,435
Aviara	43,212	41,340
Total assets	$331,786	$353,976

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

Overview

As anticipated, general market volatility and economic headwinds continue to create uncertainty and softness in the retail environment. As previously disclosed, because of the anticipated softness in retail demand, the Company has approached its wholesale production plan for fiscal 2024 with a prudent level of caution and a focus on rebalancing dealer inventories consistent with the expected retail demand. As a result, net sales decreased $125.0 million, or 38.0 percent, for the first half of fiscal 2024 compared to the same prior-year period. Gross margin declined in the quarter as a result of lower cost absorption due to decreased sales volumes and higher dealer incentives, partially offset by higher prices and favorable mix and options. Dealer incentives include higher floor plan financing costs as a result of increased dealer inventories and interest rates, and other incentives as the retail environment remains competitive.

Results of Continuing Operations

Consolidated Results

The table below presents our consolidated results of operations for the three and six months ended:

	Three Months Ended		2024 vs. 2023		Six Months Ended		2024 vs. 2023
	December 31,	January 1,		%	December 31,	January 1,		%
	2023	2023	Change	Change	2023	2023	Change	Change
(Dollar amounts in thousands)
Consolidated statements of operations:
NET SALES	$99,481	$159,188	$(59,707)	(37.5%)	$203,698	$328,704	$(125,006)	(38.0%)
COST OF SALES	80,752	120,961	(40,209)	(33.2%)	163,133	244,504	(81,371)	(33.3%)
GROSS PROFIT	18,729	38,227	(19,498)	(51.0%)	40,565	84,200	(43,635)	(51.8%)
OPERATING EXPENSES:
Selling and marketing	3,150	3,042	108	3.6%	6,614	6,821	(207)	(3.0%)
General and administrative	8,111	8,235	(124)	(1.5%)	17,468	17,718	(250)	(1.4%)
Amortization of other intangible assets	450	489	(39)	(8.0%)	912	978	(66)	(6.7%)
Total operating expenses	11,711	11,766	(55)	(0.5%)	24,994	25,517	(523)	(2.0%)
OPERATING INCOME	7,018	26,461	(19,443)	(73.5%)	15,571	58,683	(43,112)	(73.5%)
OTHER INCOME (EXPENSE):
Interest expense	(854)	(666)	(188)	28.2%	(1,732)	(1,228)	(504)	41.0%
Interest income	1,415	621	794	127.9%	2,766	772	1,994	258.3%
INCOME BEFORE INCOME TAX EXPENSE	7,579	26,416	(18,837)	(71.3%)	16,605	58,227	(41,622)	(71.5%)
INCOME TAX EXPENSE	1,652	6,433	(4,781)	(74.3%)	3,602	13,609	(10,007)	(73.5%)
NET INCOME FROM CONTINUING OPERATIONS	$5,927	$19,983	$(14,056)	(70.3%)	$13,003	$44,618	$(31,615)	(70.9%)
Additional financial and other data:
Unit sales volume:
MasterCraft	491	776	(285)	(36.7%)	985	1,557	(572)	(36.7%)
Crest	365	776	(411)	(53.0%)	727	1,622	(895)	(55.2%)
Aviara	28	34	(6)	(17.6%)	53	66	(13)	(19.7%)
Consolidated unit sales volume	884	1,586	(702)	(44.3%)	1,765	3,245	(1,480)	(45.6%)
Net sales:
MasterCraft	$72,699	$108,665	$(35,966)	(33.1%)	$148,535	$221,685	$(73,150)	(33.0%)
Crest	17,051	36,665	(19,614)	(53.5%)	35,520	80,226	(44,706)	(55.7%)
Aviara	9,731	13,858	(4,127)	(29.8%)	19,643	26,793	(7,150)	(26.7%)
Consolidated net sales	$99,481	$159,188	$(59,707)	(37.5%)	$203,698	$328,704	$(125,006)	(38.0%)
Net sales per unit:
MasterCraft	$148	$140	$8	5.7%	$151	$142	$9	6.3%
Crest	47	47	—	—	49	49	—	—
Aviara	348	408	(60)	(14.7%)	371	406	(35)	(8.6%)
Consolidated net sales per unit	113	100	13	13.0%	115	101	14	13.9%
Gross margin	18.8%	24.0%	(520) bps		19.9%	25.6%	(570) bps

Net sales decreased $59.7 million and $125.0 million during the second quarter and first six months of fiscal 2024, respectively, when compared with the same prior-year periods. The decrease in net sales is due to lower unit volume and an increase in dealer incentives, partially offset by higher prices and favorable mix and options. Dealer incentives include higher floor plan financing costs as a result of increased dealer inventories and interest rates, and other incentives as the retail environment remains competitive.

Gross margin percentage declined 520 and 570 basis points during the second quarter and first half of fiscal 2024, respectively, when compared to the same prior-year periods. Lower margins were the result of lower cost absorption due to planned decreased sales volume, higher dealer incentives, and higher costs related to material, labor and overhead inflation, partially offset by higher prices.

Operating expenses decreased slightly during the second quarter and $0.5 million during the first six months of fiscal 2024, when compared to the same prior-year periods.

Segment Results

MasterCraft Segment

The following table sets forth MasterCraft segment results for the three and six months ended:

	Three Months Ended		2024 vs. 2023		Six Months Ended		2024 vs. 2023
	December 31,	January 1,		%	December 31,	January 1,		%
(Dollar amounts in thousands)	2023	2023	Change	Change	2023	2023	Change	Change
Net sales	$72,699	$108,665	$(35,966)	(33.1%)	$148,535	$221,685	$(73,150)	(33.0%)
Operating income	10,294	22,899	(12,605)	(55.0%)	20,584	46,971	(26,387)	(56.2%)
Purchases of property, plant and equipment	1,407	3,173	(1,766)	(55.7%)	3,616	5,283	(1,667)	(31.6%)

Unit sales volume	491	776	(285)	(36.7%)	985	1,557	(572)	(36.7%)
Net sales per unit	$148	$140	$8	5.7%	$151	$142	$9	6.3%

Net sales decreased $36.0 million and $73.2 million during the second quarter and first six months of fiscal 2024, respectively, when compared with the same prior-year periods. The decrease was driven by lower unit volume and increased dealer incentives, partially offset by higher prices and favorable mix and options. Dealer incentives include higher floor plan financing costs as a result of increased dealer inventories and interest rates, and other incentives as the retail environment remains competitive.

Operating income decreased $12.6 million and $26.4 million during the second quarter and first half of fiscal 2024, respectively, when compared to the same prior-year periods. The decrease was driven by decreased sales volume, higher dealer incentives, and higher costs related to material, labor and overhead inflation, partially offset by higher prices.

Crest Segment

The following table sets forth Crest segment results for the three and six months ended:

	Three Months Ended		2024 vs. 2023		Six Months Ended		2024 vs. 2023
	December 31,	January 1,		%	December 31,	January 1,		%
(Dollar amounts in thousands)	2023	2023	Change	Change	2023	2023	Change	Change
Net sales	$17,051	$36,665	$(19,614)	(53.5%)	$35,520	$80,226	$(44,706)	(55.7%)
Operating income	469	5,071	(4,602)	(90.8%)	732	12,614	(11,882)	(94.2%)
Purchases of property, plant and equipment	314	1,681	(1,367)	(81.3%)	1,178	4,203	(3,025)	(72.0%)

Unit sales volume	365	776	(411)	(53.0%)	727	1,622	(895)	(55.2%)
Net sales per unit	$47	$47	$-	0.0%	$49	$49	$-	0.0%

Net sales decreased $19.6 million and $44.7 million during the second quarter and first six months of fiscal 2024, respectively, when compared to the same prior-year periods, due to decreased net sales and increased dealer incentives, partially offset by higher prices.

Operating income for the second quarter of fiscal 2024 decreased $4.6 million when compared to the same prior-year period. The decrease is primarily the result of decreased net sales, as discussed above.

Operating income for the first half of fiscal 2024 decreased $11.9 million when compared to the same prior-year period. The decrease is primarily the result of lower net sales, as discussed above, and higher warranty costs related to prior model year expenses.

Aviara Segment

The following table sets forth Aviara segment results for the three and six months ended:

	Three Months Ended		2024 vs. 2023		Six Months Ended		2024 vs. 2023
	December 31,	January 1,		%	December 31,	January 1,		%
(Dollar amounts in thousands)	2023	2023	Change	Change	2023	2023	Change	Change
Net sales	$9,731	$13,858	$(4,127)	(29.8%)	$19,643	$26,793	$(7,150)	(26.7%)
Operating income (loss)	(3,745)	(1,509)	(2,236)	148.2%	(5,745)	(902)	(4,843)	(536.9%)
Purchases of property, plant and equipment	1,994	1,093	901	82.4%	3,324	2,429	895	36.8%

Unit sales volume	28	34	(6)	(17.6%)	53	66	(13)	(19.7%)
Net sales per unit	$348	$408	$(60)	(14.7%)	$371	$406	$(35)	(8.6%)

Net sales decreased $4.1 million and $7.2 million during the second quarter and first six months of fiscal 2024, respectively, when compared to the same prior-year periods, due to decreased unit volume, unfavorable mix and higher dealer incentives, partially offset by higher prices and lower warranty costs.

Operating losses for both comparative periods were primarily a result of higher costs related to material, labor and overhead inflation, inefficiencies related to the ramp up of new product launches, and higher dealer incentives, partially offset by higher prices.

Non-GAAP Measures

EBITDA, Adjusted EBITDA, EBITDA margin, and Adjusted EBITDA margin

We define EBITDA as net income from continuing operations, before interest, income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA further adjusted to eliminate certain non-cash charges or other items that we do not consider to be indicative of our core and/or ongoing operations. For the periods presented herein, the adjustment is for share-based compensation. We define EBITDA margin and Adjusted EBITDA margin as EBITDA and Adjusted EBITDA, respectively, each expressed as a percentage of Net sales.

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
•
Certain Non-GAAP measures do not reflect our tax expense or any cash requirements to pay income taxes;
•
Certain Non-GAAP measures do not reflect interest expense, or the cash requirements necessary to service interest payments on our indebtedness; and
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

The following table presents a reconciliation of net income from continuing operations as determined in accordance with U.S. GAAP to EBITDA, and Adjusted EBITDA, and net income from continuing operations margin (expressed as a percentage of net sales) to EBITDA margin and Adjusted EBITDA margin (each expressed as a percentage of net sales) for the periods indicated:

	Three Months Ended				Six Months Ended
	December 31,	% of Net	January 1,	% of Net	December 31,	% of Net	January 1,	% of Net
(Dollar amounts in thousands)	2023	sales	2023	sales	2023	sales	2023	sales
Net income from continuing operations	$5,927	6.0%	$19,983	12.6%	$13,003	6.4%	$44,618	13.6%
Income tax expense	1,652		6,433		3,602		13,609
Interest expense	854		666		1,732		1,228
Interest income	(1,415)		(621)		(2,766)		(772)
Depreciation and amortization	2,758		2,610		5,484		5,211
EBITDA	9,776	9.8%	29,071	18.3%	21,055	10.3%	63,894	19.4%
Share-based compensation	9		745		948		1,865
Adjusted EBITDA	$9,785	9.8%	$29,816	18.7%	$22,003	10.8%	$65,759	20.0%

The following table presents a reconciliation of net income from continuing operations as determined in accordance with U.S. GAAP to Adjusted Net Income for the periods indicated:

	Three Months Ended		Six Months Ended
	December 31,	January 1,	December 31,	January 1,
(Dollar amounts in thousands, except per share data)	2023	2023	2023	2023
Net income from continuing operations	$5,927	$19,983	$13,003	$44,618
Income tax expense	1,652	6,433	3,602	13,609
Amortization of acquisition intangibles	450	462	912	924
Share-based compensation	9	745	948	1,865
Adjusted Net Income before income taxes	8,038	27,623	18,465	61,016
Adjusted income tax expense(a)	1,768	6,353	4,062	14,034
Adjusted Net Income	$6,270	$21,270	$14,403	$46,982

Adjusted Net Income per share:
Basic	$0.37	$1.20	$0.84	$2.64
Diluted	$0.37	$1.20	$0.84	$2.62
Weighted average shares used for the computation of(b):
Basic Adjusted Net Income per share	17,010,116	17,669,645	17,083,204	17,807,853
Diluted Adjusted Net Income per share	17,091,633	17,774,329	17,158,124	17,903,027

The following table presents the reconciliation of net income from continuing operations per diluted share to Adjusted Net Income per diluted share for the periods indicated:

	Three Months Ended		Six Months Ended
	December 31,	January 1,	December 31,	January 1,
	2023	2023	2023	2023
Net income from continuing operations per diluted share	$0.35	$1.12	$0.76	$2.49
Impact of adjustments:
Income tax expense	0.09	0.36	0.21	0.76
Amortization of acquisition intangibles	0.03	0.03	0.05	0.05
Share-based compensation	—	0.04	0.06	0.10
Adjusted Net Income per diluted share before income taxes	$0.47	1.55	1.08	3.40
Impact of adjusted income tax expense on net income per diluted share before income taxes(a)	(0.10)	(0.35)	(0.24)	(0.78)
Adjusted Net Income per diluted share	$0.37	$1.20	$0.84	$2.62
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

Cash and cash equivalents totaled $36.2 million as of December 31, 2023, an increase of $16.4 million from $19.8 million as of June 30, 2023. Held-to-maturity securities totaled $72.5 million as of December 31, 2023, a decrease of $19.1 million from $91.6 million as of June 30, 2023. Total debt as of December 31, 2023 and June 30, 2023, was $51.4 million and $53.7 million, respectively.

As of December 31, 2023, we had no amounts outstanding under the Revolving Credit Facility, leaving $100.0 million of available borrowing capacity. Refer to Note 10 — Long Term Debt in the Notes to Unaudited Condensed Consolidated Financial Statements for further details.

On June 24, 2021, the board of directors of the Company authorized a share repurchase program that allowed for the repurchase of up to $50.0 million of our common stock during the three-year period ending June 24, 2024. While having $1.6 million of availability as of June 30, 2023, this program was fully utilized during the first quarter ended October 1, 2023.

On July 24, 2023, the board of directors of the Company authorized a new share repurchase program under which the Company may repurchase up to $50 million of its outstanding shares of common stock. The new authorization became effective upon the completion of the Company's prior $50 million stock repurchase authorization.

During the six months ended December 31, 2023, the Company repurchased 455,983 shares of common stock for $10.2 million in cash, excluding related fees and expenses under both plans.

The following table and discussion below relate to our cash flows from continuing operations from operating, investing, and financing activities:

	Six Months Ended
	December 31,	January 1,
(Dollar amounts in thousands)	2023	2023
Total cash provided by (used in):
Operating activities	$19,202	$79,763
Investing activities	11,845	(71,602)
Financing activities	(14,109)	(10,937)
Net change in cash from continuing operations	$16,938	$(2,776)

Six Months Ended December 31, 2023 Cash Flows from Continuing Operations

Net cash provided by operating activities for the six months ended December 31, 2023 was $19.2 million, primarily due to net income. Working capital had a net nominal effect on cash provided by operating activities. Working capital is defined as accounts receivable, income tax receivable, inventories, and prepaid expenses and other current assets net of accounts payable, income tax payable, and accrued expenses and other current liabilities as presented in the condensed consolidated balance sheets. Favorable changes in working capital primarily consisted of a decrease in accounts receivable, inventories and prepaid expenses. Partially offsetting favorable changes in working capital was a decrease in accounts payable, accrued expenses and other current liabilities and income tax payable. Accounts receivable decreased primarily as a result of timing of collections and lower sales at the end of the period compared to the end of the prior-year period. Inventories decreased as we continue to rebalance inventory levels to align with lower production levels, partially offset by increased materials costs from inflation. Accrued expenses and other current liabilities primarily decreased due to payment of dealer incentives and lower compensation related accruals, partially offset by an increase in contract liabilities. Accounts payable decreased as a result of decreased production levels as well as timing associated with the holiday season. Income tax payable decreased due to the timing of payments.

Net cash provided by investing activities was $11.8 million, which included net changes of $20.0 million in held-to maturity securities, partially offset by $8.1 million in net capital expenditures. Our capital spending was primarily focused on tooling, facility enhancements and information technology.

Net cash used in financing activities was $14.1 million, which included net payments of $2.3 million on long-term debt and stock repurchases totaling $10.2 million.

Six Months Ended January 1, 2023 Cash Flows from Continuing Operations

Net cash provided by operating activities for the six months ended January 1, 2023 was $79.8 million, primarily due to net income and cash provided by favorable changes in working capital. Working capital is defined as accounts receivable, income tax receivable, inventories, and prepaid expenses and other current assets net of accounts payable, income tax payable, and accrued expenses and other current liabilities as presented in the condensed consolidated balance sheets, excluding the impact of acquisitions and non-cash adjustments. Favorable changes in working capital primarily consisted of a decrease in accounts receivable and inventories, and an increase in accrued expenses and other current liabilities. Partially offsetting favorable changes in working capital was a decrease in accounts payable and income tax payable. Accounts receivable decreased primarily as a result of lower sales at the end of the period compared to the end of the prior-year period. Inventories decreased as we rebalanced inventory levels after the summer selling season, partially offset by increased materials costs from inflation. Accrued expenses and other current liabilities primarily increased due to increased warranty and floor plan interest costs, offset by payments of other dealer incentives. Accounts payable decreased as a result of decreased production levels during the holiday season. Income tax payable decreased due to the tax benefit generated from the sale of NauticStar.

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

Off Balance Sheet Arrangements

The Company did not have any off balance sheet financing arrangements as of December 31, 2023.

Critical Accounting Estimates

As of December 31, 2023, there were no significant changes in or changes to the application of our critical accounting policies or estimation procedures from those presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, which was filed with the SEC on August 30, 2023.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2023.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

For a discussion of the Company’s legal proceedings, see Part I – Item 1. – Note 9 – Commitments and Contingencies to the Company’s unaudited condensed consolidated financial statements.

ITEM 1A. RISK FACTORS.

During the six months ended December 31, 2023, there were no material changes to the risk factors disclosed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS.

Share Repurchase Program

On June 24, 2021, the board of directors of the Company authorized a share repurchase program that allowed for the repurchase of up to $50.0 million of our common stock during the three-year period ending June 24, 2024. While having $1.6 million of availability as of June 30, 2023, this program was fully utilized during the first quarter ended October 1, 2023.

On July 24, 2023, the board of directors of the Company authorized a new share repurchase program under which the Company may repurchase up to $50.0 million of its outstanding shares of common stock. The new authorization became effective upon the completion of the Company's prior $50.0 million stock repurchase authorization.

During the first six months of fiscal 2024, we repurchased approximately $10.2 million of our common stock, including approximately $4.4 million during the three months ended December 31, 2023. As of December 31, 2023, the remaining authorization under the new program was approximately $41.5 million.

During the three months ended December 31, 2023, the Company repurchased the following shares of common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(a)(b)	Total Number of Shares Purchased as part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan (dollars in thousands)
October 2, 2023 - October 29, 2023	—	$—	—	$45,883
October 30, 2023 - November 26, 2023	80,900	20.53	80,900	44,222
November 27, 2023 - December 31, 2023	133,319	20.63	133,319	41,471
Total	214,219		214,219

(a)
Represents weighted average price paid per share excluding commissions paid.
(b)
Average price per share excludes any excise tax imposed on certain stock repurchases as part of the Inflation Reduction Act of 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

Except as set forth below, during the three months ended December 31, 2023, none of our directors or "officers" (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated "Rule 10b5-1 trading arrangements" or "non-Rule 10b5-1 trading arrangements" (each as defined in Item 408 of Regulation S-K).

			Trading Arrangement
	Action	Date	Rule 10b5-1(a)	Non-Rule 10b5-1(b)	Total Shares to be Sold	Expiration Date
Tim Oxley (Chief Financial Officer)	Adopt	12/13/2023	X		15,000	12/13/2024

(a) Intended to satisfy the affirmative defense of Rule 10b5-1(c)

(b) Not intended to satisfy the affirmative defense of Rule 10b5-1(c)

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of MCBC Holdings, Inc.	10-K	001-37502	3.1	9/18/15
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of MasterCraft Boat Holdings, Inc.	10-Q	001-37502	3.2	11/9/18
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of MasterCraft Boat Holdings, Inc.	8-K	001-37502	3.1	10/25/19
3.4	Fourth Amended and Restated By-laws of MasterCraft Boat Holdings, Inc.	8-K	001-37502	3.2	10/25/19
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASTERCRAFT BOAT HOLDINGS, INC.
(Registrant)

Date:	February 7, 2024	By:	/s/ FREDERICK A. BRIGHTBILL
Frederick A. Brightbill
Chief Executive Officer (Principal Executive Officer) and Chairman of the Board

Date:	February 7, 2024	By:	/s/ TIMOTHY M. OXLEY
Timothy M. Oxley
Chief Financial Officer (Principal Financial and Accounting Officer),
Treasurer and Secretary