Form 10-Q
period 2024-03-31
MasterCraft Boat Holdings, Inc.
filed 2024-05-08
CIK 1638290

{

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

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

As of May 3, 2024, there were 16,981,048 shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding.

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on assumptions that we have made considering our industry experience and our perceptions of historical trends, current conditions, expected future developments and other important factors we believe are appropriate under the circumstances. As you read and consider this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many important factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance anticipated in the forward-looking statements, including but not limited to the following: changes in interest rates, the potential effects of supply chain disruptions and production inefficiencies, general economic conditions, demand for our products, inflation, changes in consumer preferences, competition within our industry, our ability to maintain a reliable network of dealers, our ability to manage our manufacturing levels and our fixed cost base, the successful introduction of our new products, geopolitical conflicts, such as the conflict between Russia and Ukraine, the conflict in the Gaza Strip and general unrest in the Middle East, financial institution disruptions and the other important factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, filed with the Securities and Exchange Commission (“SEC”) on August 30, 2023 (our “2023 Annual Report”) and in this Quarterly Report on Form 10-Q. Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual operating and financial performance may vary in material respects from the performance projected in these forward-looking statements.

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

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	March 31,	April 2,	March 31,	April 2,
(Dollar amounts in thousands, except per share data)	2024	2023	2024	2023
NET SALES	$95,708	$166,776	$299,406	$495,480
COST OF SALES	77,360	124,178	240,493	368,682
GROSS PROFIT	18,348	42,598	58,913	126,798
OPERATING EXPENSES:
Selling and marketing	3,924	3,927	10,538	10,748
General and administrative	9,978	9,156	27,446	26,874
Amortization of other intangible assets	450	489	1,362	1,467
Total operating expenses	14,352	13,572	39,346	39,089
OPERATING INCOME	3,996	29,026	19,567	87,709
OTHER INCOME (EXPENSE):
Interest expense	(762)	(695)	(2,494)	(1,923)
Interest income	1,398	1,195	4,164	1,967
INCOME BEFORE INCOME TAX EXPENSE	4,632	29,526	21,237	87,753
INCOME TAX EXPENSE	806	6,744	4,408	20,353
NET INCOME FROM CONTINUING OPERATIONS	3,826	22,782	16,829	67,400
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX (Note 3)	(71)	(272)	(993)	(21,139)
NET INCOME	$3,755	$22,510	$15,836	$46,261

NET INCOME (LOSS) PER SHARE:
Basic
Continuing operations	$0.23	$1.30	$0.99	$3.80
Discontinued operations	(0.01)	(0.02)	(0.06)	(1.19)
Net income	$0.22	$1.28	$0.93	$2.61

Diluted
Continuing operations	$0.23	$1.28	$0.98	$3.78
Discontinued operations	(0.01)	(0.01)	(0.05)	(1.19)
Net income	$0.22	$1.27	$0.93	$2.59

WEIGHTED AVERAGE SHARES USED FOR COMPUTATION OF:
Basic earnings per share	16,844,440	17,559,920	17,003,616	17,725,208
Diluted earnings per share	16,965,624	17,748,910	17,093,958	17,851,655

Notes to Unaudited Condensed Consolidated Financial Statements form an integral part of the condensed consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
(Dollar amounts in thousands, except per share data)	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,509	$19,817
Held-to-maturity securities (Note 4)	83,183	91,560
Accounts receivable, net of allowance of $96 and $122, respectively	13,473	15,741
Inventories, net (Note 5)	41,432	58,298
Prepaid expenses and other current assets	14,414	10,083
Total current assets	175,011	195,499
Property, plant and equipment, net (Note 6)	79,593	77,921
Goodwill (Note 7)	28,493	28,493
Other intangible assets, net (Note 7)	34,100	35,462
Deferred income taxes	14,377	12,428
Deferred debt issuance costs, net	306	304
Other long-term assets	9,002	3,869
Total assets	$340,882	$353,976
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	15,216	20,391
Income tax payable	1,022	5,272
Accrued expenses and other current liabilities (Note 8)	66,164	72,496
Current portion of long-term debt, net of unamortized debt issuance costs (Note 10)	4,371	4,381
Total current liabilities	86,773	102,540
Long-term debt, net of unamortized debt issuance costs (Note 10)	45,982	49,295
Unrecognized tax positions	8,174	7,350
Other long-term liabilities	2,855	2,702
Total liabilities	143,784	161,887
COMMITMENTS AND CONTINGENCIES
EQUITY:
Common stock, $.01 par value per share — authorized, 100,000,000 shares; issued and outstanding, 17,018,448 shares at March 31, 2024 and 17,312,850 shares at June 30, 2023	170	173
Additional paid-in capital	65,072	75,976
Retained earnings	131,656	115,820
MasterCraft Boat Holdings, Inc. equity	196,898	191,969
Noncontrolling interest	200	120
Total equity	197,098	192,089
Total liabilities and equity	$340,882	$353,976

Notes to Unaudited Condensed Consolidated Financial Statements form an integral part of the condensed consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

			Additional		MasterCraft Boat
	Common Stock		Paid-in	Retained	Holdings,	Noncontrolling
(Dollar amounts in thousands)	Shares	Amount	Capital	Earnings	Inc. Equity	Interest	Total
Balance at June 30, 2023	17,312,850	$173	$75,976	$115,820	$191,969	$120	$192,089
Share-based compensation activity	185,055	—	(683)	—	(683)	—	(683)
Repurchase and retirement of common stock	(241,764)	(2)	(5,783)	—	(5,785)	—	(5,785)
Capital contribution from noncontrolling interest	—	—	—	—	—	80	80
Net income	—	—	—	6,195	6,195	—	6,195
Balance at October 1, 2023	17,256,141	171	69,510	122,015	191,696	200	191,896
Share-based compensation activity	(8,117)	1	8	—	9	—	9
Repurchase and retirement of common stock	(214,219)	(2)	(4,458)	—	(4,460)	—	(4,460)
Net income	—	—	—	5,886	5,886	—	5,886
Balance at December 31, 2023	17,033,805	170	65,060	127,901	193,131	200	193,331
Share-based compensation activity	58,205	1	1,582	—	1,583	—	1,583
Repurchase and retirement of common stock	(73,562)	(1)	(1,570)	—	(1,571)	—	(1,571)
Net income	—	—	—	3,755	3,755	—	3,755
Balance at March 31, 2024	17,018,448	$170	$65,072	$131,656	$196,898	$200	$197,098

			Additional		MasterCraft Boat
	Common Stock		Paid-in	Retained	Holdings,	Noncontrolling
	Shares	Amount	Capital	Earnings	Inc. Equity	Interest	Total
Balance at June 30, 2022	18,061,437	$181	$96,584	$46,883	$143,648	$—	$143,648
Share-based compensation activity	128,040	1	649	—	650	—	650
Repurchase and retirement of common stock	(191,360)	(2)	(4,176)	—	(4,178)	—	(4,178)
Net income	—	—	—	4,068	4,068	—	4,068
Balance at October 2, 2022	17,998,117	180	93,057	50,951	144,188	—	144,188
Share-based compensation activity	2,466	—	745	—	745	—	745
Repurchase and retirement of common stock	(224,284)	(2)	(4,792)	—	(4,794)	—	(4,794)
Net income	—	—	—	19,683	19,683	—	19,683
Balance at January 1, 2023	17,776,299	178	89,010	70,634	159,822	—	159,822
Share-based compensation activity	5,733	—	883	—	883	—	883
Repurchase and retirement of common stock	(210,150)	(2)	(7,066)	—	(7,068)	—	(7,068)
Net income	—	—	—	22,510	22,510	—	22,510
Balance at April 2, 2023	17,571,882	$176	$82,827	$93,144	$176,147	$—	$176,147

Notes to Unaudited Condensed Consolidated Financial Statements form an integral part of the condensed consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	March 31,	April 2,
(Dollar amounts in thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,836	$46,261
Loss from discontinued operations, net of tax	993	21,139
Net income from continuing operations	16,829	67,400
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	8,327	7,833
Share-based compensation	2,531	2,892
Unrecognized tax benefits	824	111
Deferred income taxes	(1,949)	7,194
Amortization of debt issuance costs	192	172
Changes in certain operating assets and liabilities	(1,737)	21,610
Other, net	(2,094)	153
Net cash provided by operating activities of continuing operations	22,923	107,365
Net cash used in operating activities of discontinued operations	(603)	(2,403)
Net cash provided by operating activities	22,320	104,962

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(12,622)	(18,871)
Purchases of investments	(120,277)	(83,509)
Maturities of investments	130,053	10,000
Other, net	5	—
Net cash used in investing activities of continuing operations	(2,841)	(92,380)
Net cash used in investing activities of discontinued operations	—	(501)
Net cash used in investing activities	(2,841)	(92,881)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(3,375)	(2,250)
Repurchase and retirement of common stock	(11,728)	(15,972)
Other, net	(1,684)	(609)
Net cash used in financing activities of continuing operations	(16,787)	(18,831)
NET CHANGE IN CASH AND CASH EQUIVALENTS	2,692	(6,750)

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	19,817	34,203
CASH AND CASH EQUIVALENTS — END OF PERIOD	$22,509	$27,453
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest, net of amounts capitalized	$2,259	$1,773
Cash payments for income taxes	9,684	6,209
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Activity related to sales-type lease	3,898	—
Capital expenditures in accounts payable and accrued expenses	908	2,855

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

The accompanying unaudited condensed consolidated financial statements include the accounts of MasterCraft Boat Holdings, Inc. ("Holdings") and its wholly owned subsidiaries. Holdings and its subsidiaries collectively are referred to herein as the "Company." The unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements for the year ended June 30, 2023, and, in the opinion of management, reflect all adjustments considered necessary to present fairly the Company’s financial position as of March 31, 2024, its results of operations for the three and nine months ended March 31, 2024 and April 2, 2023, its cash flows for the nine months ended March 31, 2024 and April 2, 2023, and its statements of equity for the three and nine months ended March 31, 2024 and April 2, 2023. All adjustments are of a normal, recurring nature. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the SEC for financial information have been condensed or omitted pursuant to such rules and regulations. The June 30, 2023 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP for complete financial statements. However, management believes that the disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in our 2023 Annual Report on Form 10-K.

Due to the seasonality of the Company’s business, the interim results are not necessarily indicative of the results that may be expected for the remainder of the fiscal year.

There were no significant changes in, or changes to, the application of the Company’s significant or critical accounting policies or estimation procedures for the three and nine months ended March 31, 2024, as compared with those described in the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2023.

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

New Accounting Pronouncements

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

2.
REVENUE RECOGNITION

The following tables present the Company's revenue by major product category for each reportable segment:

	Three Months Ended March 31, 2024
	MasterCraft	Crest	Aviara	Total
Major Product Categories:
Boats and trailers	$66,961	$13,769	$11,731	$92,461
Parts	2,443	292	—	2,735
Other revenue	379	133	—	512
Total	$69,783	$14,194	$11,731	$95,708

	Nine Months Ended March 31, 2024
	MasterCraft	Crest	Aviara	Total
Major Product Categories:
Boats and trailers	$207,160	$48,584	$31,374	$287,118
Parts	9,574	770	—	10,344
Other revenue	1,585	359	—	1,944
Total	$218,319	$49,713	$31,374	$299,406

	Three Months Ended April 2, 2023
	MasterCraft	Crest	Aviara	Total
Major Product Categories:
Boats and trailers	$114,514	$35,936	$12,777	$163,227
Parts	2,798	285	—	3,083
Other revenue	318	148	—	466
Total	$117,630	$36,369	$12,777	$166,776

	Nine Months Ended April 2, 2023
	MasterCraft	Crest	Aviara	Total
Major Product Categories:
Boats and trailers	$328,254	$115,444	$39,570	$483,268
Parts	9,693	671	—	10,364
Other revenue	1,368	480	—	1,848
Total	$339,315	$116,595	$39,570	$495,480

Contract Liabilities

As of June 30, 2023, the Company had $3.3 million of contract liabilities associated with customer deposits and services. During the nine months ended March 31, 2024, $1.4 million was recognized as revenue. As of March 31, 2024, total contract liabilities associated with customer deposits and services of $3.5 million were reported in Accrued expenses and other current liabilities and Other long-term liabilities on the condensed consolidated balance sheet, and $0.6 million is expected to be recognized as revenue during the remainder of the year ending June 30, 2024.

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

During the nine months ended April 2, 2023, the Company recognized a $22.5 million loss on sale. The final settlement of the purchase price was subject to customary working capital adjustments that had been in arbitration, but were settled in October 2023 without a significant impact to the loss on sale previously recorded. The agreed upon settlement will be received in installment payments through July 2025. The value of the assets and liabilities that were retained at the time of sale, which are primarily related to certain claims, are subject to change. Certain of these claims have been settled or are expected to settle for higher amounts than previously estimated, with the related activity being recorded as discontinued operations.

The following table summarizes the operating results of discontinued operations for the following periods:

	Nine Months Ended
	March 31,	April 2,
	2024	2023
NET SALES	37	$7,767
COST OF SALES	257	9,732
GROSS LOSS	(220)	(1,965)
OPERATING EXPENSES:
Selling, general and administrative	1,237	2,639
Total operating expenses	1,237	2,639
OPERATING LOSS	(1,457)	(4,604)
Gain (loss) on sale of discontinued operations	157	(22,487)
LOSS BEFORE INCOME TAX BENEFIT	(1,300)	(27,091)
INCOME TAX BENEFIT	307	5,952
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(993)	$(21,139)

The operating results, and components thereof, of discontinued operations for the three months ended March 31, 2024 and April 2, 2023 were not significant.

4.
HELD-TO-MATURITY SECURITIES

The amortized cost and net carrying amount, gross unrealized gains and losses, and estimated fair value of our investments classified as held-to-maturity at March 31, 2024 and June 30, 2023 are summarized as follows:

	March 31, 2024
	Amortized	Gross	Gross	Estimated
	Cost / Net	Unrealized	Unrealized	Fair
	Carrying Amount	Gains	Losses	Value
Held-to-maturity securities:
Fixed income securities:
Corporate bonds	$83,183	$6	$(48)	$83,141
Total held-to-maturity securities	$83,183	$6	$(48)	$83,141

	June 30, 2023
	Amortized	Gross	Gross	Estimated
	Cost / Net	Unrealized	Unrealized	Fair
	Carrying Amount	Gains	Losses	Value
Held-to-maturity securities:
Fixed income securities:
Corporate bonds	$81,743	$1	$(160)	$81,584
U.S. treasury bills	9,817	31	(1)	9,847
Total held-to-maturity securities	$91,560	$32	$(161)	$91,431

5.
INVENTORIES

Inventories consisted of the following:

	March 31,	June 30,
	2024	2023
Raw materials and supplies	$27,262	$40,201
Work in process	9,418	9,465
Finished goods	6,395	10,335
Obsolescence reserve	(1,643)	(1,703)
Total inventories	$41,432	$58,298

6.
PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, net consisted of the following:

	March 31,	June 30,
	2024	2023
Land and improvements	$7,587	$10,456
Buildings and improvements	51,848	46,759
Machinery and equipment	42,309	40,632
Furniture and fixtures	5,620	5,284
Construction in progress	12,717	10,180
Total property, plant, and equipment	120,081	113,311
Less accumulated depreciation	(40,488)	(35,390)
Property, plant, and equipment — net	79,593	$77,921

7.
GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the carrying amounts of goodwill as of March 31, 2024 and June 30, 2023 for each of the Company's reportable segments.

	Gross Amount	Accumulated Impairment Losses	Total
MasterCraft	$28,493	$—	$28,493
Crest	36,238	(36,238)	—
Aviara	1,100	(1,100)	—
Total	$65,831	$(37,338)	$28,493

The following table presents the carrying amounts of Other intangible assets, net:

	March 31,			June 30,
	2024			2023
	Gross Amount	Accumulated Amortization / Impairment	Other intangible assets, net	Gross Amount	Accumulated Amortization / Impairment	Other intangible assets, net
Amortized intangible assets
Dealer networks	$19,500	$(11,400)	$8,100	$19,500	$(10,050)	$9,450
Software	245	(245)	—	245	(233)	12
	19,745	(11,645)	8,100	19,745	(10,283)	9,462

Unamortized intangible assets
Trade names	33,000	(7,000)	26,000	33,000	(7,000)	26,000
Total other intangible assets	$52,745	$(18,645)	$34,100	$52,745	$(17,283)	$35,462

Amortization expense related to Other intangible assets, net for each of the three months ended March 31, 2024 and April 2, 2023, was $0.5 million and for the nine months ended March 31, 2024 and April 2, 2023, was $1.4 million and $1.5 million, respectively. Estimated amortization expense for the fiscal year ending June 30, 2024 is $1.8 million.

8.
ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	March 31,	June 30,
	2024	2023
Warranty	$30,861	$31,780
Dealer incentives	21,452	24,987
Compensation and related accruals	4,367	5,838
Inventory repurchase contingent obligation	2,212	1,515
Contract liabilities	1,423	1,477
Self-insurance	1,357	1,586
Liabilities retained associated with discontinued operations	786	690
Other	3,706	4,623
Total accrued expenses and other current liabilities	$66,164	$72,496

Accrued warranty liability activity was as follows for the nine months ended:

	March 31,	April 2,
	2024	2023
Balance at the beginning of the period	$31,780	$25,824
Provisions	6,438	10,766
Payments made	(10,557)	(9,069)
Changes for pre-existing warranties	3,200	3,131
Balance at the end of the period	$30,861	$30,652

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

10.
LONG-TERM DEBT

Long-term debt is as follows:

	March 31,	June 30,
	2024	2023
Term loan	$50,625	$54,000
Debt issuance costs on term loan	(272)	(324)
Total debt	50,353	53,676
Less current portion of long-term debt	4,500	4,500
Less current portion of debt issuance costs on term loan	(129)	(119)
Long-term debt, net of current portion	$45,982	$49,295

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

The Credit Agreement, as amended, bears interest, at the Company’s option, at either the prime rate plus an applicable margin ranging from 0.25% to 1.00% or at an adjusted term benchmark rate plus an applicable margin ranging from 1.25% to 2.00%, in each case based on the Company’s net leverage ratio. The Company is also required to pay a commitment fee for any unused portion of the revolving credit facility ranging from 0.15% to 0.30% based on the Company’s net leverage ratio. Effective during both the three and nine months ended March 31, 2024, the applicable margin for loans accruing at the prime rate was 0.25% and the applicable margin for loans accruing interest at the benchmark rate was 1.25%. As of March 31, 2024, the interest rate on the Company’s term loan was 6.68%.

The Credit Agreement will mature and all remaining amounts outstanding thereunder will be due and payable on June 28, 2026. As of March 31, 2024, the Company was in compliance with its financial covenants under the Credit Agreement.

Revolving Credit Facility

As of March 31, 2024, the Company had no amounts outstanding on its Revolving Credit Facility and had remaining availability of $100.0 million.

11.
INCOME TAXES

The Company’s consolidated interim effective tax rate is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items. The differences between the Company’s effective tax rates and the statutory federal tax rate of 21.0% primarily relate to the inclusion of the state tax rate in the overall effective rate, the benefit of federal and state credits, and a permanent add-back for Section 162(m) limitations, partially offset by a benefit associated with the foreign derived intangible income deduction. During the three months ended March 31, 2024 and April 2, 2023, the Company's effective tax rate was 17.4% and 22.8%, respectively, and for the nine months ended March 31, 2024 and April 2, 2023, the Company’s effective tax rate was 20.8% and 23.2%, respectively. The Company’s effective tax rates for the three and nine months ended March 31, 2024 are lower compared to the effective tax rate for the same prior-year periods, primarily due to a decrease in the effective state tax rate and an increase in the impact of federal tax credits, partially offset by an increase in the tax impact of uncertain state tax positions.

12.
SHARE-BASED COMPENSATION

The following table presents the components of share-based compensation expense by award type.

	Three Months Ended		Nine Months Ended
	March 31,	April 2,	March 31,	April 2,
	2024	2023	2024	2023
Restricted stock awards	$1,494	$587	$2,508	$1,723
Performance stock units	89	439	23	1,169
Share-based compensation expense	$1,583	$1,026	$2,531	$2,892

The increase in expense related to restricted stock awards ("RSAs") for the three months ended March 31, 2024 is primarily the result of accelerated recognition of compensation expense associated with outstanding equity awards held by our former Chief Executive Officer, which were modified at the time of the March 2024 announcement of his retirement.

Restricted Stock Awards

During the nine months ended March 31, 2024, the Company granted 179,539 RSAs to the Company’s non-executive directors, officers and certain other key employees. Generally, the shares of restricted stock granted during the nine months ended March 31, 2024, vest pro-rata over three years for officers and certain other key employees and over one year for non-executive directors. The Company determined the fair value of the shares awarded by using the close price of our common stock as of the date of grant. The weighted average grant date fair value of RSAs granted in the nine months ended March 31, 2024, was $21.33 per share.

The following table summarizes the status of nonvested RSAs as of March 31, 2024, and changes during the nine months then ended.

		Average
	Nonvested	Grant-Date
	Restricted	Fair Value
	Shares	(per share)
Nonvested at June 30, 2023	91,907	$23.66
Granted	179,539	21.33
Vested	(18,830)	20.00
Forfeited	(19,173)	23.09
Nonvested at March 31, 2024	233,443	22.21

As of March 31, 2024, there was $2.7 million of total unrecognized compensation expense related to nonvested RSAs. The Company expects this expense to be recognized over a weighted average period of 2.2 years.

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

The following table summarizes the status of nonvested PSUs as of March 31, 2024, and changes during the nine months then ended.

		Average
	Nonvested	Grant-Date
	Performance	Fair Value
	Stock Units	(per share)
Nonvested at June 30, 2023	122,971	$27.12
Granted	86,555	21.62
Forfeited	(28,054)	25.65
Nonvested at March 31, 2024	181,472	24.73

As of March 31, 2024, there was $0.2 million of total unrecognized compensation expense related to nonvested PSUs. The Company expects this expense to be recognized over a weighted average period of 2.2 years.

13.
EARNINGS PER SHARE AND COMMON STOCK

The following table sets forth the computation of the Company’s net income per share:

	Three Months Ended		Nine Months Ended
	March 31,	April 2,	March 31,	April 2,
	2024	2023	2024	2023
Net income from continuing operations	$3,826	$22,782	$16,829	$67,400
Loss from discontinued operations, net of tax	(71)	(272)	(993)	(21,139)
Net income	$3,755	$22,510	$15,836	$46,261

Weighted average shares — basic	16,844,440	17,559,920	17,003,616	17,725,208
Dilutive effect of assumed exercises of stock options	—	4,816	—	7,028
Dilutive effect of assumed restricted share awards/units	121,184	184,174	90,342	119,419
Weighted average outstanding shares — diluted	16,965,624	17,748,910	17,093,958	17,851,655
Basic net income (loss) per share
Continuing operations	$0.23	$1.30	$0.99	$3.80
Discontinued operations	(0.01)	(0.02)	(0.06)	(1.19)
Net income	$0.22	$1.28	$0.93	$2.61
Diluted net income (loss) per share
Continuing operations	$0.23	$1.28	$0.98	$3.78
Discontinued operations	(0.01)	(0.01)	(0.05)	(1.19)
Net income	$0.22	$1.27	$0.93	$2.59

For the three and nine months ended March 31, 2024 and April 2, 2023, an immaterial number of shares were excluded from the computation of diluted earnings per share as the effect would have been anti-dilutive.

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

During the three months ended March 31, 2024 and April 2, 2023, the Company repurchased 73,562 shares and 210,150 shares of common stock for $1.6 million and $7.0 million, respectively, in cash, excluding related fees and expenses. During the nine months ended March 31, 2024 and April 2, 2023, the Company repurchased 529,545 shares and 625,794 shares of common stock for $11.7 million and $16.0 million, respectively, in cash, excluding related fees and expenses. As of March 31, 2024, $39.9 million remained available under the program.

14.
SEGMENT INFORMATION

Reportable Segments

Operating segments are identified as components of an enterprise about which discrete financial information is available for evaluation by the CODM in making decisions on how to allocate resources and assess performance. For the three and nine months ended March 31, 2024, the Company’s CODM regularly assessed the operating performance of the Company’s boat brands under three operating and reportable segments:

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

Selected financial information for the Company’s reportable segments was as follows:

	For the Three Months Ended March 31, 2024
	MasterCraft	Crest	Aviara	Consolidated
Net sales	$69,783	$14,194	$11,731	$95,708
Operating income (loss)	7,616	(864)	(2,756)	3,996
Depreciation and amortization	1,288	817	737	2,842
Purchases of property, plant and equipment	2,591	584	1,329	4,504

	For the Nine Months Ended March 31, 2024
	MasterCraft	Crest	Aviara	Consolidated
Net sales	$218,319	$49,713	$31,374	$299,406
Operating income (loss)	28,202	(133)	(8,502)	19,567
Depreciation and amortization	3,872	2,440	2,015	8,327
Purchases of property, plant and equipment	6,207	1,761	4,654	12,622

	For the Three Months Ended April 2, 2023
	MasterCraft	Crest	Aviara	Consolidated
Net sales	$117,630	$36,369	$12,777	$166,776
Operating income (loss)	25,298	4,962	(1,234)	29,026
Depreciation and amortization	1,386	701	535	2,622
Purchases of property, plant and equipment	3,151	2,089	1,716	6,956

	For the Nine Months Ended April 2, 2023
	MasterCraft	Crest	Aviara	Consolidated
Net sales	$339,315	$116,595	$39,570	$495,480
Operating income (loss)	72,269	17,576	(2,136)	87,709
Depreciation and amortization	4,132	2,104	1,597	7,833
Purchases of property, plant and equipment	8,434	6,292	4,145	18,871

The following table presents total assets for the Company’s reportable segments.

	March 31, 2024	June 30, 2023
Assets:
MasterCraft	$251,297	$259,201
Crest	48,299	53,435
Aviara	41,286	41,340
Total assets	$340,882	$353,976

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read together with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. In addition, the statements in this discussion and analysis regarding our expectations concerning the performance of our business, anticipated financial results, liquidity and the other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Cautionary Note Regarding Forward-Looking Statements” above and in “Risk Factors” set forth in our 2023 Annual Report and in this Quarterly Report on Form 10-Q. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

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

Overview

As anticipated, general market volatility and economic headwinds continue to create uncertainty and softness in the retail environment. As previously disclosed, because of the anticipated softness in retail demand, the Company has approached its wholesale production plan for fiscal 2024 with a prudent level of caution and a focus on rebalancing dealer inventories consistent with the expected retail demand. As a result, net sales decreased and gross margin declined as a result of lower cost absorption due to decreased sales volumes.

On March 4, 2024, Frederick Brightbill, Chief Executive Officer ("CEO") and Chairman of the Board of Directors announced his retirement as CEO of the Company, effective March 18, 2024, and as Chairman of the Company’s Board of Directors (the “Board”), effective June 30, 2024, at which time, Mr. Brightbill will serve as a consultant through June 30, 2025. In connection with Mr. Brightbill’s retirement, the Company appointed Brad Nelson as CEO, effective March 18, 2024. Mr. Nelson also joined the Board at that time, with the size of the Board increasing from eight members to nine. Rock Lambert, the Company’s Lead Independent Director, will assume the role of Chairman of the Board, effective July 1, 2024.

During the three and nine months ended March 31, 2024, we recognized $1.2 million and $1.7 million, respectively, of CEO transition costs in General and administrative expense within the condensed consolidated statements of operations. CEO transition costs include amounts paid to the former CEO under the terms of his retirement and consulting agreement and related legal fees. Also included are recruiting and relocation costs related to the new CEO.

Results of Continuing Operations

Consolidated Results

The table below presents our consolidated results of operations for the three and nine months ended:

	Three Months Ended		2024 vs. 2023		Nine Months Ended		2024 vs. 2023
	March 31,	April 2,		%	March 31,	April 2,		%
	2024	2023	Change	Change	2024	2023	Change	Change
(Dollar amounts in thousands)
Consolidated statements of operations:
NET SALES	$95,708	$166,776	$(71,068)	(42.6%)	$299,406	$495,480	$(196,074)	(39.6%)
COST OF SALES	77,360	124,178	(46,818)	(37.7%)	240,493	368,682	(128,189)	(34.8%)
GROSS PROFIT	18,348	42,598	(24,250)	(56.9%)	58,913	126,798	(67,885)	(53.5%)
OPERATING EXPENSES:
Selling and marketing	3,924	3,927	(3)	(0.1%)	10,538	10,748	(210)	(2.0%)
General and administrative	9,978	9,156	822	9.0%	27,446	26,874	572	2.1%
Amortization of other intangible assets	450	489	(39)	(8.0%)	1,362	1,467	(105)	(7.2%)
Total operating expenses	14,352	13,572	780	5.7%	39,346	39,089	257	0.7%
OPERATING INCOME	3,996	29,026	(25,030)	(86.2%)	19,567	87,709	(68,142)	(77.7%)
OTHER INCOME (EXPENSE):
Interest expense	(762)	(695)	(67)	9.6%	(2,494)	(1,923)	(571)	29.7%
Interest income	1,398	1,195	203	17.0%	4,164	1,967	2,197	111.7%
INCOME BEFORE INCOME TAX EXPENSE	4,632	29,526	(24,894)	(84.3%)	21,237	87,753	(66,516)	(75.8%)
INCOME TAX EXPENSE	806	6,744	(5,938)	(88.0%)	4,408	20,353	(15,945)	(78.3%)
NET INCOME FROM CONTINUING OPERATIONS	$3,826	$22,782	$(18,956)	(83.2%)	$16,829	$67,400	$(50,571)	(75.0%)
Additional financial and other data:
Unit sales volume:
MasterCraft	468	900	(432)	(48.0%)	1,453	2,457	(1,004)	(40.9%)
Crest	298	722	(424)	(58.7%)	1,025	2,344	(1,319)	(56.3%)
Aviara	39	34	5	14.7%	92	100	(8)	(8.0%)
Consolidated unit sales volume	805	1,656	(851)	(51.4%)	2,570	4,901	(2,331)	(47.6%)
Net sales:
MasterCraft	$69,783	$117,630	$(47,847)	(40.7%)	$218,319	$339,315	$(120,996)	(35.7%)
Crest	14,194	36,369	(22,175)	(61.0%)	49,713	116,595	(66,882)	(57.4%)
Aviara	11,731	12,777	(1,046)	(8.2%)	31,374	39,570	(8,196)	(20.7%)
Consolidated net sales	$95,708	$166,776	$(71,068)	(42.6%)	$299,406	$495,480	$(196,074)	(39.6%)
Net sales per unit:
MasterCraft	$149	$131	$18	13.7%	$150	$138	$12	8.7%
Crest	48	50	(2)	(4.0%)	49	50	(1)	(2.0%)
Aviara	301	376	(75)	(19.9%)	341	396	(55)	(13.9%)
Consolidated net sales per unit	119	101	18	17.8%	117	101	16	15.8%
Gross margin	19.2%	25.5%	(630) bps		19.7%	25.6%	(590) bps

Net sales decreased $71.1 million and $196.1 million during the third quarter and first nine months of fiscal 2024 when compared with the same prior-year periods. The decreases in net sales were due to lower unit volume and an increase in dealer incentives, partially offset by higher prices and favorable model mix and options. Dealer incentives include measures taken by the Company to assist dealers as the retail environment remains competitive.

Gross margin percentage declined 630 basis points and 590 basis points during the third quarter and first nine months of fiscal 2024, respectively, when compared with the same prior-year periods. Lower margins were the result of lower cost absorption due to planned decreased unit volume and higher dealer incentives, partially offset by higher prices and favorable model mix and options.

Operating expenses increased $0.8 million and $0.3 million during the third quarter and first nine months of fiscal 2024, respectively, when compared to the same prior-year periods. The increases in operating expenses were a result of CEO transition and related share-based compensation costs, which were $1.9 million and $2.4 million during the third quarter and first nine months of fiscal 2024, respectively.

Segment Results

MasterCraft Segment

The following table sets forth MasterCraft segment results for the three and nine months ended:

	Three Months Ended		2024 vs. 2023		Nine Months Ended		2024 vs. 2023
	March 31,	April 2,		%	March 31,	April 2,		%
(Dollar amounts in thousands)	2024	2023	Change	Change	2024	2023	Change	Change
Net sales	$69,783	$117,630	$(47,847)	(40.7%)	$218,319	$339,315	$(120,996)	(35.7%)
Operating income	7,616	25,298	(17,682)	(69.9%)	28,202	72,269	(44,067)	(61.0%)
Purchases of property, plant and equipment	2,591	3,151	(560)	(17.8%)	6,207	8,434	(2,227)	(26.4%)

Unit sales volume	468	900	(432)	(48.0%)	1,453	2,457	(1,004)	(40.9%)
Net sales per unit	$149	$131	$18	13.7%	$150	$138	$12	8.7%

Net sales decreased $47.8 million during the third quarter of fiscal 2024 when compared with the same prior-year period. The decrease was driven by lower unit volume and increased dealer incentives, partially offset by favorable model mix and options and higher prices. Dealer incentives include rebate programs and other measures taken by the Company to assist dealers as the retail environment remains competitive.

Net sales decreased $121.0 million during the first nine months of fiscal 2024 when compared with the same prior-year period. The decrease was driven by lower unit volume and increased dealer incentives, partially offset by higher prices and favorable model mix and options. Dealer incentives include higher floor plan financing costs as a result of increased dealer inventories and interest rates, and other incentives as the retail environment remains competitive.

Operating income decreased $17.7 million and $44.1 million during third quarter and first nine months of fiscal 2024, respectively, when compared with the same prior-year periods. The decreases were driven by decreased sales volume, higher dealer incentives, and CEO transition and related share-based compensation costs, partially offset by higher prices and favorable model mix and options.

Crest Segment

The following table sets forth Crest segment results for the three and nine months ended:

	Three Months Ended		2024 vs. 2023		Nine Months Ended		2024 vs. 2023
	March 31,	April 2,		%	March 31,	April 2,		%
(Dollar amounts in thousands)	2024	2023	Change	Change	2024	2023	Change	Change
Net sales	$14,194	$36,369	$(22,175)	(61.0%)	$49,713	$116,595	$(66,882)	(57.4%)
Operating income (loss)	(864)	4,962	(5,826)	(117.4%)	(133)	17,576	(17,709)	(100.8%)
Purchases of property, plant and equipment	584	2,089	(1,505)	(72.0%)	1,761	6,292	(4,531)	(72.0%)

Unit sales volume	298	722	(424)	(58.7%)	1,025	2,344	(1,319)	(56.3%)
Net sales per unit	$48	$50	$(2)	(4.0%)	$49	$50	$(1)	(2.0%)

Net sales decreased $22.2 million and $66.9 million during the third quarter and first nine months of fiscal 2024, respectively, when compared to the same prior-year periods, due to decreased volume and unfavorable model mix and options, partially offset by higher prices.

Operating income for the third quarter of fiscal 2024 decreased $5.8 million when compared to the same prior-year period. The decrease was primarily the result of decreased net sales, as discussed above.

Operating income for the first nine months of fiscal 2024 decreased $17.7 million when compared to the same prior-year period. The decrease was primarily the result of decreased net sales, as discussed above, and increased dealer incentives.

Aviara Segment

The following table sets forth Aviara segment results for the three and nine months ended:

	Three Months Ended		2024 vs. 2023		Nine Months Ended		2024 vs. 2023
	March 31,	April 2,		%	March 31,	April 2,		%
(Dollar amounts in thousands)	2024	2023	Change	Change	2024	2023	Change	Change
Net sales	$11,731	$12,777	$(1,046)	(8.2%)	$31,374	$39,570	$(8,196)	(20.7%)
Operating loss	(2,756)	(1,234)	(1,522)	123.3%	(8,502)	(2,136)	(6,366)	298.0%
Purchases of property, plant and equipment	1,329	1,716	(387)	(22.6%)	4,654	4,145	509	12.3%

Unit sales volume	39	34	5	14.7%	92	100	(8)	(8.0%)
Net sales per unit	$301	$376	$(75)	(19.9%)	$341	$396	$(55)	(13.9%)

Net sales decreased $1.0 million during the third quarter of fiscal 2024 when compared to the same prior-year period, due to unfavorable model mix and options, partially offset by favorable volume and higher prices.

Net sales decreased $8.2 million for the first nine months of fiscal 2024 when compared to the same prior-year period, due to unfavorable model mix and options, decreased volume and higher dealer incentives, partially offset by higher prices.

Operating losses increased $1.5 million for the third quarter of fiscal 2024 when compared to the same prior-year period, due to unfavorable model mix and options and inefficiencies related to the ramp up of new product launches, partially offset by higher prices and favorable volume.

Operating losses increased $6.4 million for the first nine months of fiscal 2024 when compared to the same prior-year period, due to inefficiencies related to the ramp up of new product launches, higher dealer incentives, unfavorable model mix and options and decreased volume, partially offset by higher prices and reduced warranty costs.

Non-GAAP Measures

EBITDA, Adjusted EBITDA, EBITDA margin, and Adjusted EBITDA margin

We define EBITDA as net income from continuing operations, before interest, income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA further adjusted to eliminate certain non-cash charges or other items that we do not consider to be indicative of our core and/or ongoing operations. For the periods presented herein, these adjustments include share-based compensation, business development consulting costs, and CEO transition costs. We define EBITDA margin and Adjusted EBITDA margin as EBITDA and Adjusted EBITDA, respectively, each expressed as a percentage of Net sales.

Adjusted Net Income and Adjusted Net Income per share

We define Adjusted Net Income and Adjusted Net Income per share as net income from continuing operations, adjusted to eliminate certain non-cash charges or other items that we do not consider to be indicative of our core and/or ongoing operations and reflecting income tax expense on adjusted net income before income taxes at our estimated annual effective tax rate. For the periods presented herein, these adjustments include other intangible asset amortization, share-based compensation, business development consulting costs, and CEO transition costs.

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

The following table presents a reconciliation of net income from continuing operations as determined in accordance with U.S. GAAP to EBITDA, and Adjusted EBITDA, and net income from continuing operations margin (expressed as a percentage of net sales) to EBITDA margin and Adjusted EBITDA margin (each expressed as a percentage of net sales) for the periods indicated:

	Three Months Ended				Nine Months Ended
	March 31,	% of Net	April 2,	% of Net	March 31,	% of Net	April 2,	% of Net
(Dollar amounts in thousands)	2024	sales	2023	sales	2024	sales	2023	sales
Net income from continuing operations	$3,826	4.0%	$22,782	13.7%	$16,829	5.6%	$67,400	13.6%
Income tax expense	806		6,744		4,408		20,353
Interest expense	762		695		2,494		1,923
Interest income	(1,398)		(1,195)		(4,164)		(1,967)
Depreciation and amortization	2,842		2,622		8,327		7,833
EBITDA	6,838	7.1%	31,648	19.0%	27,894	9.3%	95,542	19.3%
Share-based compensation(a)	1,583		1,026		2,531		2,892
Business development consulting costs(b)	—		312		—		312
CEO transition costs(c)	1,241		—		1,677		—
Adjusted EBITDA	$9,662	10.1%	$32,986	19.8%	$32,102	10.7%	$98,746	19.9%

The following table presents a reconciliation of net income from continuing operations as determined in accordance with U.S. GAAP to Adjusted Net Income for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31,	April 2,	March 31,	April 2,
(Dollar amounts in thousands, except per share data)	2024	2023	2024	2023
Net income from continuing operations	$3,826	$22,782	$16,829	$67,400
Income tax expense	806	6,744	4,408	20,353
Amortization of acquisition intangibles	450	462	1,362	1,386
Share-based compensation(a)	1,583	1,026	2,531	2,892
Business development consulting costs(b)	—	312	—	312
CEO transition costs(c)	1,241	—	1,677	—
Adjusted Net Income before income taxes	7,906	31,326	26,807	92,343
Adjusted income tax expense(d)	1,581	7,205	5,361	21,239
Adjusted Net Income	$6,325	$24,121	$21,446	$71,104

Adjusted Net Income per share:
Basic	$0.38	$1.37	$1.26	$4.01
Diluted	$0.37	$1.36	$1.25	$3.98
Weighted average shares used for the computation of(e):
Basic Adjusted Net Income per share	16,844,440	17,559,920	17,003,616	17,725,208
Diluted Adjusted Net Income per share	16,965,624	17,748,910	17,093,958	17,851,655

The following table presents the reconciliation of net income from continuing operations per diluted share to Adjusted Net Income per diluted share for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31,	April 2,	March 31,	April 2,
	2024	2023	2024	2023
Net income from continuing operations per diluted share	$0.23	$1.28	$0.98	$3.78
Impact of adjustments:
Income tax expense	0.05	0.38	0.26	1.14
Amortization of acquisition intangibles	0.03	0.03	0.08	0.08
Share-based compensation(a)	0.10	0.06	0.15	0.16
Business development consulting costs(b)	—	0.02	—	0.02
CEO transition costs(c)	0.07	—	0.10	—
Adjusted Net Income per diluted share before income taxes	$0.48	$1.77	$1.57	$5.18
Impact of adjusted income tax expense on net income per diluted share before income taxes(d)	(0.11)	(0.41)	(0.32)	(1.20)
Adjusted Net Income per diluted share	$0.37	$1.36	$1.25	$3.98
(a)
Included in share-based compensation are the impacts of accelerating expense recognition for equity awards related to the CEO transition.
(b)
Represents non-recurring third-party costs associated with business development activities, primarily relating to consulting costs for evaluation and execution of internal growth and other strategic initiatives.
(c)
Represents amounts paid to the Company’s former CEO upon his departure under the terms of his transition agreements, including consulting payments and legal fees incurred with the transition. Also included are recruiting and relocation costs related to the new CEO.
(d)
For fiscal 2024 and 2023, income tax expense reflects an income tax rate of 20.0% and 23.0%, respectively, for each period presented.
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

Cash and cash equivalents totaled $22.5 million as of March 31, 2024, an increase of $2.7 million from $19.8 million as of June 30, 2023. Held-to-maturity securities totaled $83.2 million as of March 31, 2024, a decrease of $8.4 million from $91.6 million as of June 30, 2023. Total debt as of March 31, 2024 and June 30, 2023, was $50.4 million and $53.7 million, respectively.

As of March 31, 2024, we had no amounts outstanding under the Revolving Credit Facility, leaving $100.0 million of available borrowing capacity. Refer to Note 10 — Long Term Debt in the Notes to Unaudited Condensed Consolidated Financial Statements for further details.

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

During the nine months ended March 31, 2024, the Company repurchased 529,545 shares of common stock for $11.7 million in cash, excluding related fees and expenses under both plans.

The following table and discussion below relate to our cash flows from continuing operations from operating, investing, and financing activities:

	Nine Months Ended
	March 31,	April 2,
(Dollar amounts in thousands)	2024	2023
Total cash provided by (used in):
Operating activities	$22,923	$107,365
Investing activities	(2,841)	(92,380)
Financing activities	(16,787)	(18,831)
Net change in cash and cash equivalents from continuing operations	$3,295	$(3,846)

Nine Months Ended March 31, 2024 Cash Flows from Continuing Operations

Net cash provided by operating activities for the nine months ended March 31, 2024 was $22.9 million, primarily due to net income, partially offset by working capital usage. Working capital is defined as accounts receivable, income tax receivable, inventories, and prepaid expenses and other current assets net of accounts payable, income tax payable, and accrued expenses and other current liabilities as presented in the condensed consolidated balance sheets. Working capital usage primarily consisted of a decrease in accrued expenses and other current liabilities, accounts payable and income tax payable and an increase in prepaid expenses and other current assets. Partially offsetting the working capital usage was a decrease in inventories. Inventories decreased as we continue to rebalance inventory levels to align with lower production levels, partially offset by increased materials costs from inflation. Accrued expenses and other current liabilities decreased primarily due to payment of dealer incentives and lower compensation related accruals, partially offset by an increase in repurchase obligations. Accounts payable decreased as a result of decreased production levels. Income tax payable decreased due to the lower earnings compared to the prior year.

Net cash used in investing activities was $2.8 million, which included $12.6 million in net capital expenditures, partially offset by net changes of $9.8 million in held-to maturity securities. Our capital spending was primarily focused on tooling, facility enhancements and information technology.

Net cash used in financing activities was $16.8 million, which included net payments of $3.4 million on long-term debt and stock repurchases totaling $11.7 million.

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

Off Balance Sheet Arrangements

The Company did not have any off balance sheet financing arrangements as of March 31, 2024.

Critical Accounting Estimates

As of March 31, 2024, there were no significant changes in or changes to the application of our critical accounting policies or estimation procedures from those presented in our 2023 Annual Report.

SEC Climate Disclosure Rule

In March 2024, the SEC issued its final climate disclosure rule, which requires the disclosure of material Scope 1 and Scope 2 greenhouse gas emissions and other climate-related topics in annual reports and registration statements. For accelerated filers, disclosure requirements will begin phasing in for fiscal years beginning on or after January 1, 2026, or fiscal 2027 for the Company. On April 4, 2024, the SEC announced to voluntarily delay the implementation of climate disclosure regulations while going through certain legal challenges filed to vacate the proposed rules. The Company is currently evaluating the impact these rules will have on its consolidated financial statements and related disclosures.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2024.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our financial results could be adversely affected if we are unable to maintain effective distribution.

We rely on third-party dealers to sell our products. Maintaining a reliable network of dealers is essential to our success. We face competition from other manufacturers in attracting and retaining independent boat dealers. A significant deterioration in the number or effectiveness of our dealers could have a material adverse effect on our financial results.

Weakening demand for marine products could hurt our dealers’ financial performance. In particular, reduced cash flow from decreases in sales and tightening credit markets could impair dealers' ability to fund operations. Inability to fund operations can force dealers to cease business, and we may be unable to obtain alternate distribution in the vacated market. An inability to obtain alternate distribution could unfavorably affect our net sales through reduced market presence. If economic conditions deteriorate, we anticipate that dealer failures or voluntary market exits would increase, especially if overall retail demand materially declines. Additionally, the deterioration in the health of competitors' dealers can negatively impact the marketplace, including our dealers, by causing boat inventories at those dealers to be deeply discounted or relocated to other geographical areas, resulting in elevated inventories our dealers are competing against.

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

During the first nine months of fiscal 2024, we repurchased approximately $11.7 million of our common stock, including approximately $1.6 million during the three months ended March 31, 2024. As of March 31, 2024, the remaining authorization under the new program was approximately $39.9 million.

During the three months ended March 31, 2024, the Company repurchased the following shares of common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(a)(b)	Total Number of Shares Purchased as part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan (dollars in thousands)
January 1, 2024 - January 28, 2024	—	$—	—	$41,471
January 29, 2024 - February 25, 2024	5,600	21.89	5,600	41,348
February 26, 2024 - March 31, 2024	67,962	21.05	67,962	39,918
Total	73,562		73,562

(a)
Represents weighted average price paid per share excluding commissions paid.
(b)
Average price per share excludes any excise tax imposed on certain stock repurchases as part of the Inflation Reduction Act of 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

During the three months ended March 31, 2024, none of our directors or "officers" (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated "Rule 10b5-1 trading arrangements" or "non-Rule 10b5-1 trading arrangements" (each as defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of MCBC Holdings, Inc.	10-K	001-37502	3.1	9/18/15
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of MasterCraft Boat Holdings, Inc.	10-Q	001-37502	3.2	11/9/18
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of MasterCraft Boat Holdings, Inc.	8-K	001-37502	3.1	10/25/19
3.4	Fourth Amended and Restated By-laws of MasterCraft Boat Holdings, Inc.	8-K	001-37502	3.2	10/25/19
10.1†	Retirement and Consulting Agreement, dated March 1, 2024	8-K	001-37502	10.1	3/4/24
10.2†	Offer Letter, dated March 1, 2024	8-K	001-37502	10.2	3/4/24
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					*

† Indicates management contract or compensatory plan.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASTERCRAFT BOAT HOLDINGS, INC.
(Registrant)

Date:	May 8, 2024	By:	/s/ BRADLEY M. NELSON
Bradley M. Nelson
Chief Executive Officer (Principal Executive Officer) and Director

Date:	May 8, 2024	By:	/s/ TIMOTHY M. OXLEY
Timothy M. Oxley
Chief Financial Officer (Principal Financial and Accounting Officer),
Treasurer and Secretary