Form 10-K
period 2024-06-30
MasterCraft Boat Holdings, Inc.
filed 2024-08-30
CIK 1638290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2024

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

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter, which ended December 31, 2023 and based on the closing sale price as reported on the NASDAQ Global Select Market system, was approximately $327,200,000. As of August 23, 2024, there were 16,612,851 shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2024 annual meeting of shareholders, which will be filed no later than 120 days after the close of the registrant’s fiscal year ended June 30, 2024, are incorporated by reference into Part III of this report.

MASTERCRAFT BOAT HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2024

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

BASIS OF PRESENTATION

Our fiscal year begins on July 1 and ends on June 30 with the interim quarterly reporting periods consisting of thirteen weeks. Therefore, the quarter end will not always coincide with the date of the end of the calendar month. We refer to our fiscal years based on the calendar-year in which they end. Accordingly, references to fiscal 2024, fiscal 2023 and fiscal 2022 represent our financial results for the fiscal years ended June 30, 2024, June 30, 2023, and June 30, 2022, respectively.

MasterCraft Boat Holdings, Inc. (the “Company”), a Delaware corporation, operates primarily through its wholly-owned subsidiaries, MasterCraft Boat Company, LLC, MasterCraft Parts, Ltd., Aviara Boats, LLC, and Crest Marine, LLC. Unless the context otherwise requires, the Company and its subsidiaries collectively are referred to as the “Company,” “we,” or “us” in this Form 10-K.

On August 8, 2024, we announced that we had entered into an asset exchange agreement (the “Aviara Asset Exchange Agreement”), pursuant to which we will transfer rights to the Aviara brand of luxury dayboats and certain related assets to a subsidiary of MarineMax, Inc. (the “Aviara Transaction”). The Aviara Transaction is subject to customary closing conditions, and is expected to close in the first quarter of fiscal 2025. Following consummation of the Aviara Transaction, we intend to close the Merritt Island facility and offer the property for open market sale. We intend to classify Aviara as discontinued operations beginning in the first quarter of fiscal 2025.

PART I

ITEM 1. BUSINESS

We are a leading innovator, designer, manufacturer, and marketer of recreational powerboats sold through our three brands, MasterCraft, Crest, and Balise. As a leader in recreational marine, we strive to deliver the best on-water experience through innovative, high-quality products with a relentless focus on the consumer.

Our Segments

During the fourth quarter of fiscal 2024, we changed the name of our “Crest” operating segment to “Pontoon.” The segment name change had no impact on the composition of our segments or on previously reported financial position, results of operations, cash flows or segment operating results.

MasterCraft Segment

Our MasterCraft segment, which manufactures and sells premium ski/wake boats, consists of our MasterCraft brand. The MasterCraft brand was founded in 1968 and evolved over the next 55-plus years to become the most award-winning ski/wake boat manufacturer in the world. Today, MasterCraft participates in the highest margin producing category within the powerboat industry by manufacturing the industry’s premier competitive water ski, wakeboarding, and wake surfing performance boats. We believe the MasterCraft brand is known among boating enthusiasts for high performance, premier quality, and relentless innovation. We believe that the market recognizes MasterCraft as a premier brand in the powerboat industry due to the overall superior value proposition that our boats deliver to consumers. We work tirelessly every day to maintain this iconic brand reputation.

Pontoon Segment

Our Pontoon segment, which manufactures and sells pontoon boats, consists of our Crest brand and our Balise brand. The Pontoon segment participates in the largest unit producing category in the powerboat industry. Crest, which we acquired in October 2018, was founded in 1957 and has grown to be one of the top producers of innovative, high-quality pontoon boats ranging from 20 to 27 feet. Crest’s long-standing reputation for high-quality, standard features and content, and innovation provides Crest with strong dealer and consumer bases in its core geographic markets.

Our Balise brand, an all-new, independent pontoon brand which was launched in April 2024, has been conceived with the discerning consumer in mind. With luxurious accents and appointments not typically found in pontoons, we seek to manufacture our Balise boats to the highest quality standards and to position the brand as the most luxurious pontoon on the market.

Aviara Segment

Our Aviara segment, which manufactures and sells luxury day boats, consists of the Aviara brand. Aviara is a de novo brand, developed in-house, and focused on serving the luxury recreational day boat category of the powerboat industry. Since its introduction in February 2019, Aviara has expanded to four models between 28 feet and 40 feet in length, all of which feature both outboard and sterndrive propulsion, along with a forward-facing drive AV28S.

As noted above, on August 8, 2024, we announced the Aviara Transaction, which is expected to close in the first quarter of fiscal 2025. We intend to classify Aviara as discontinued operations beginning in the first quarter of fiscal 2025.

Unless the context otherwise requires, “MasterCraft,” “Pontoon,” and “Aviara,” as used herein, refers to our segments as described above.

Our Products

We design, manufacture, and sell premium recreational inboard ski/wake, outboard, and sterndrive boats that we believe deliver superior performance for water skiing, wakeboarding, and wake surfing, as well as general recreational boating. In addition, we offer various accessories, including trailers and aftermarket parts.

Our MasterCraft portfolio of ProStar, XStar, X, XT, and NXT models are designed for the highest levels of performance, styling, and enjoyment for both recreational and competitive use. The ProStar, XStar and X models are geared towards the consumer seeking the most premium and highest performance boating experience that we offer, and generally command a price premium over our competitors’ boats at retail prices ranging from approximately $120,000 to $300,000. The MasterCraft XT lineup is designed to offer ultimate flexibility to consumers with maximum customization and maximum performance at retail prices ranging from approximately $155,000 to $225,000. The NXT models offer the quality, performance, styling, and innovation of the MasterCraft brand to the entry-level consumer, with retail prices ranging from approximately $115,000 to $150,000.

Our Crest portfolio of pontoon boats are designed for the ultimate in comfort and recreational pleasure boating. Crest’s pontoon boats are designed to offer consumers the best in luxury, style and performance without compromise across a diverse model lineup ranging in length from 20 to 27 feet. The Signature Line is home to Crest’s Classic models. The Premium Line boasts three Caribbean models with sleek lines, available tower options, unique color combinations and top-quality construction. The Ultimate Luxury Line represents the pinnacle of lavish amenities, featuring the Continental, Continental NX, and Savannah models. This lineup anticipates every need with thoughtful options, an industry-first integrated dual windshield and premium upholstery and audio upgrades. The Electric Line harmonizes industry innovations by introducing eco-friendly pontoon boats. The new Current model allows consumers to enjoy a new level of peace and relaxation with less noise and minimal emissions. Crest’s retail prices range from approximately $40,000 to $250,000.

We believe our Balise portfolio of models are the most refined pontoon boats in the luxury watercraft space. With sizes ranging from 24 to 26 feet and two unique seating configurations, the Balise line is the perfect boat for the discerning consumer. Our two models, Horizon and Helix, bring unrivaled luxury to the pontoon segment. Balise retail prices range from $230,000 to $350,000.

The Aviara portfolio of luxury recreational day boats was designed in-house with the vision to create pleasure crafts that defy compromise. The Aviara brand drew on MasterCraft’s legacy of quality. Aviara’s boat designs were inspired by four product design principles – Progressive Style, Elevated Control, Modern Comfort and Quality Details. Aviara’s models consist of the AV28, a 28-foot luxury bowrider, the AV32, a 32-foot luxury bowrider, the AV36, a 36-foot luxury bowrider, and the AV40, the brand’s flagship 40-foot luxury bowrider, for the ultimate on-the-water experience. All models are available in either outboard or sterndrive propulsion, along with a forward-facing drive AV28S, and Aviara’s retail prices range from approximately $225,000 to over $1,300,000.

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

For fiscal 2024, the Company’s top ten dealers accounted for approximately 40% of our net sales and one of our dealers individually accounted for 15.1%, or approximately $55.5 million.

North America. As of June 30, 2024, our MasterCraft brand had a total of 100 dealers across 155 locations. Our Pontoon segment had a total of 141 dealers across 173 locations. The Aviara brand was sold through a distribution network consisting of five dealers with 71 locations.

Outside of North America. As of June 30, 2024, through our MasterCraft brand, we had a total of 40 international dealers and 40 locations. Our Pontoon segment had one international dealer in one location. Aviara had one international dealer in one location. We define international dealers as those dealers with locations outside of North America. We are present in Europe, Australia, South America, Africa, Asia, including Hong Kong, and the Middle East. We generated 5.9%, 4.6%, and 5.5% of our net sales outside of North America in fiscal 2024, 2023, and 2022, respectively.

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

Manufacturing

MasterCraft boats and trailers are manufactured and lake-tested at our 310,000 square-foot facility located in Vonore, Tennessee. We believe MasterCraft has the only boat manufacturing facility to achieve compliance with all three of the ISO 9001 (Quality Management Systems), 14001 (Environmental Management Systems), and 45001 (International Occupational Health and Safety Management System) standards. Crest and Balise boats are manufactured at our 270,000 square-foot facility located in Owosso, Michigan. Aviara boats are manufactured at a 160,000 square-foot facility in Merritt Island, Florida. Following consummation of the Aviara Transaction, we intend to close the Merritt Island facility and offer the property for open market sale.

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

We are focused on working with our supply chain partners to enable cost improvement, world-class quality, and continuous product innovation. We have engaged our key suppliers in collaborative preferred supplier relationships and have developed processes including annual cost reduction targets, product reliability improvement projects, and extensive product testing requirements to ensure that our suppliers produce to the highest levels of quality expected of our brands and at lowest total cost. These collaborative efforts begin at the design stage, as our key suppliers are integrated into design and development planning well in advance of launch, which allows us to control costs and to leverage the expertise of our suppliers in developing product innovations. We believe these collaborative relationships with our key strategic suppliers have contributed to significant improvements in product quality, innovation, and profitability.

The most significant components used in manufacturing our boats, based on cost, are engine packages. For our MasterCraft brand, Ilmor Engineering, Inc. (“Ilmor”) is our exclusive engine supplier and for our Crest brand, Mercury Marine (“Mercury”) is our largest engine supplier. For our Balise brand, we have partnered with Mercury to be the exclusive engine supplier. For the Aviara brand, Mercury provides outboard engines and Ilmor provides sterndrive engines. We maintain strong and long-standing relationships with Ilmor and Mercury. During fiscal 2024, Ilmor was our largest overall supplier. In addition to ski/wake and sterndrive engines, Ilmor’s affiliates produce engines used in a number of leading racing boats and race cars. We work closely with Ilmor to remain at the forefront of engine design, performance, and manufacturing. We believe our long-term relationships with our engine supplier partners is a key competitive advantage.

Research and Development, Product Development and Engineering

We are strategically and financially committed to innovation, as reflected in our dedicated product development and engineering groups and evidenced by our track record of new product and feature introduction. Our product development and engineering group brings to our product development efforts significant expertise across core disciplines, including boat design, computer-aided design, naval engineering, electrical engineering, and mechanical engineering. They are responsible for execution of all facets of our new product and innovation strategy, starting with design and development of new boat models and innovative features, engineering these designs for manufacturing, and integrating new boats and features into production. Our product development and engineering functions work closely with our Strategic Portfolio Management Team which includes senior leadership from Sales, Marketing and Finance, all working together to develop our long-term product and innovation strategies.

We have structured processes to obtain consumer, dealer, and management feedback to guide our long-term product lifecycle and portfolio planning. In addition, extensive testing and coordination with our manufacturing groups are important elements of our product development process, which we believe enable us to leverage the lessons from past launches and minimize the risk associated with the release of new products. Our strategy is to launch new models each year, which will allow us to renew our product portfolio with innovative offerings at a rate that we believe will be difficult for our competitors to match without significant additional capital investments. In addition to our product strategy, we manage a separate innovation development process which allows us to design innovative new features for our boats in a disciplined manner and to launch these innovations in a more rapid time frame and with higher quality. These enhanced processes have reduced the time to market for our new product pipeline. Our research and product development expense for fiscal 2024, 2023, and 2022 was $8.6 million, $8.3 million, and $7.2 million, respectively.

Intellectual Property

We rely on a combination of patent, trademark, and copyright protection, trade secret laws, confidentiality procedures, and contractual provisions to protect our rights in our brands, products, and proprietary technology. We also protect our vessel hull designs through vessel hull design registrations. This is an important part of our business and we intend to continue protecting our intellectual property. We currently hold more than 65 U.S. patents and more than 10 foreign patents, including utility and design patents for our transom surf seating, our DockStar handling system, and our SurfStar surf system technology among numerous other innovations. Provided that we comply with all statutory maintenance requirements, our patents are expected to expire between 2028 and 2042. We also have additional patent applications pending in the U.S. and worldwide. We also own in excess of 130 trademark registrations in various countries around the world, most notably for the MasterCraft, Crest, and Aviara names and/or logos, as well as numerous model names in MasterCraft’s Star Series, X, XT, and NXT product families, and we have several pending applications for additional registrations, including for the recently launched Balise brand. Such trademarks may endure in perpetuity on a country-by-country basis provided that we comply with all statutory maintenance requirements, including continued use of each trademark in each such country. In addition, we own 38 registered U.S. copyrights. Finally, we have registered more than 50 vessel hull designs with the U.S. Copyright Office, the most recent of which will remain in force through 2030.

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

Significant competition exists for each of our brands, and the markets in which we compete range from being relatively concentrated for the ski/wake category, to being fragmented for the pontoon category. As of March 2024, based on Statistical Surveys, Inc. (“SSI”) data, the top five brands accounted for approximately 71% of the ski/wake markets and approximately 52% for the pontoon market. Market participants also range from small, single-product businesses to large, diversified companies. In addition, we compete indirectly with businesses that offer alternative leisure products and activities.

In recent history, the MasterCraft brand has consistently competed for the leading market share position in the U.S. among manufacturers of ski/wake boats based on unit volume. As of March 2024, based on SSI data, the MasterCraft brand has the #1 market share in the ski/wake category with 19.3%. As of March 2024, based on SSI data, the Crest brand has the #11 market share in the aluminum pontoon category with 3.3%. As of March 2024, based on SSI data, the Aviara brand has the #10 market share in the 25-foot to 43-foot premium day boat category with 1.6%.

Human Capital Resources

We have approximately 920 employees as of June 30, 2024, of whom 510 primarily work at our MasterCraft facility in Tennessee, 220 primarily work at our Pontoon facility in Michigan, and 190 primarily worked at the Aviara facility in Florida. As noted above, we plan to close our Aviara facility following consummation of the Aviara Transaction, which will decrease our headcount by approximately 190 employees. None of our employees are unionized or subject to collective bargaining agreements.

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

Our compensation program is designed to facilitate high performance and generate results that will create value for our shareholders. We structure executive compensation to pay for performance, reward our executives with equity in the Company in order to align their interests with the interests of our shareholders and allow those employees to share in our shareholders’ success, which we believe creates a performance culture, maintains morale and attracts, motivates and retains top talent.

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

Other Information

We were incorporated under the laws of the State of Delaware under the name MCBC Holdings, Inc. on January 28, 2000. In July 2015, we completed an initial public offering of our common stock. Effective November 7, 2018, the name of the Company was changed from MCBC Holdings, Inc. to MasterCraft Boat Holdings, Inc. We maintain a website with the address www.mastercraft.com. We are not including the information contained in our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available, free of charge through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports as soon as reasonably practicable after we electronically file these materials with, or otherwise furnish them to, the SEC. We also use our website as a means of disclosing additional information, including for complying with our disclosure obligations under the SEC’s Regulation FD (Fair Disclosure).

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

In times of economic uncertainty or recession, consumers tend to have less discretionary income and to defer significant spending on non-essential items, which may adversely affect our financial performance. The economic uncertainty caused by (i) general economic conditions, (ii) the impact of inflation and elevated interest rates, (iii) labor shortages, (iv) supply chain disruptions, (v) political uncertainty, including the upcoming 2024 elections, and regional or global conflicts, including the conflict in the Gaza strip and other recent unrest in the Middle East, (vi) public health crises, pandemics, or national emergencies and (vii) actions and stimulus measures adopted by local, state and federal governments may lead to unfavorable business outcomes. We continue to develop our portfolio of brands, but our business remains cyclical and sensitive to consumer spending on new boats.

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

Inflation and elevated interest rates for prolonged periods could adversely affect our financial results.

The market prices of certain materials and components used in manufacturing our products, especially resins that are made with hydrocarbon feedstocks, fiberglass, aluminum, lumber, and steel, can be volatile. Significant increases in inflation, particularly those related to wages and increases in the cost of raw materials, have, and may continue to have, an adverse impact on our business, financial condition, and results of operations.

In addition, new boat buyers often finance their purchases. Inflation, along with elevated interest rates, could translate into an increased cost of boat ownership. Should inflation continue to occur and interest rates remain elevated, prospective consumers may choose to forego or delay their purchases or buy a less expensive boat in the event credit is not available to finance their boat purchases.

In addition, as discussed in more detail below, elevated interest rates for prolonged periods could also incentivize dealers to reduce their inventory levels in order to reduce their interest exposure. In an effort to offset the increased interest exposure, we have and expect to continue offering dealer incentives to pass through the additional dealer costs to us, which in turn negatively impacts our margins.

Elevated interest rates for prolonged periods may also increase the borrowing costs on our variable rate debt, as discussed below, as well as on new debt, which could affect the fair value of our investments.

Fiscal concerns and policy changes may negatively impact worldwide economic and credit conditions and adversely affect our industry, business, and financial condition.

Fiscal policy could have a material adverse impact on worldwide economic conditions, the financial markets, and availability of credit and, consequently, may negatively affect our industry, business, and overall financial condition. Consumers often finance purchases of our products, and as interest rates rise, the cost of financing the purchase also increases. While credit availability is adequate to support demand, interest rates began to rise significantly in the second half of fiscal 2022, continued to rise throughout fiscal 2023, and remained elevated throughout fiscal 2024. If credit conditions worsen and adversely affect the ability of consumers to finance potential purchases at acceptable terms and interest rates, it could result in a decrease in sales or delay improvement in sales.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under our revolving credit facility and term loans are at variable rates of interest and expose us to interest rate risk. Reference rates used to determine the applicable interest rates for our debt began to rise significantly in the second half of fiscal 2022, continued

to rise throughout fiscal 2023, and remained elevated throughout fiscal 2024. If interest rates continue to increase or remain elevated, the debt service obligations on our indebtedness will continue to increase or remain elevated even if the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Please see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” for discussion of our market risk related to interest rates.

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

Risks Relating to Our Business

We depend on our network of independent dealers, and our financial results could be adversely affected if we are unable to maintain effective distribution.

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

Weakening demand for marine products could hurt our dealers’ financial performance. In particular, reduced cash flow from decreases in sales and tightening credit markets could impair dealers’ ability to fund operations. Inability to fund operations can force dealers to cease business, and we may be unable to obtain alternate distribution in the vacated market. An inability to obtain alternate distribution could unfavorably affect our net sales through reduced market presence. If economic conditions deteriorate, we anticipate that dealer failures or voluntary market exits would increase, especially if overall retail demand materially declines. Additionally, the deterioration in the health of competitors’ dealers can negatively impact the marketplace, including our dealers, by causing boat inventories at those dealers to be deeply discounted or relocated to other geographical areas, resulting in elevated inventories our dealers are competing against.

Our dealers require adequate liquidity to finance their operations, including purchasing our products. Dealers are subject to numerous risks and uncertainties that could unfavorably affect their liquidity positions, including, among other things, continued access to adequate financing sources on a timely basis on reasonable terms. These financing sources are vital to our ability to sell products through our network of dealers. Many of our dealers have floor plan financing arrangements with third-party finance companies. Many factors, including creditworthiness of our dealers and overall aging and level of pipeline inventories, continue to influence the availability and terms of financing that our dealers are able to secure, which could cause dealers to shift the timing of purchases or reduce the total amount purchased in a given period of time, adversely affecting sales of our products. In addition, elevated interest rates could also incentivize dealers to reduce their inventory levels in order to reduce their interest exposure, which may further adversely impact the sales of our products and our results of operations.

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

For fiscal 2024, we made the strategic decision to change production levels in order to rebalance inventory held by our dealers in light of the expected industry headwinds and weakness in retail demand. Our profitability depends, in part, on our ability to spread fixed costs over a sufficiently large number of products sold and shipped. When retail demand decreases, we experience lower rates of absorption of fixed costs in our manufacturing, which negatively impacts our gross and net margins. Further reduction in inventories could continue to negatively impact our margins. As a result, we must balance the economies of level production with seasonal retail sales patterns experienced by our dealers and other macroeconomic conditions. Failure to adjust manufacturing levels adequately, decreased demand or the need to reduce production may have a material adverse effect on our financial condition and results of operations.

Conversely, to the extent dealer supply were to fall below retail demand, we would need to increase production. If production demand increases, we may not be able to recruit or maintain sufficient skilled labor or our suppliers may not be able to deliver sufficient quantities of parts and components for us to match production with rapid changes in forecasted demand. In addition, consumers may pursue other recreational activities if dealer pipeline inventories fall too low and it is not convenient to purchase our products, consumers may purchase from competitors, or our fixed costs may grow in response to increased demand. A failure to adjust dealer pipeline inventory levels to meet demand could adversely impact our results of operations.

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

We rely on the continuous operation of our manufacturing facilities for the production of our products. Any natural disaster or other serious disruption to our facilities due to fire, snow, flood, earthquake, pandemics, civil insurrection or social unrest or any other unforeseen circumstance could adversely affect our business, financial condition, and results of operations. Hurricanes, floods, earthquakes, storms, and catastrophic natural or environmental disasters, as well as acts of terrorism or civil unrest, could disrupt our distribution channel, operations, or supply chain and decrease consumer demand. If a catastrophic event takes place in one of our major sales markets, our sales could be diminished. Additionally, if such an event occurs near our business locations, manufacturing facilities or key supplier facilities, business operations, and/or operating systems could be interrupted.

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

We believe that our consumers look for and expect quality, innovation, and advanced features when evaluating and making purchasing decisions about products and services in the marketplace. Our ability to remain competitive and meet our growth objectives may be adversely affected by difficulties or delays in product development, such as an inability to develop viable new products, gain market acceptance of new products, generate sufficient capital to fund new product development, or obtain adequate intellectual property protection for new products. To meet ever-changing consumer demands, both timing of market entry and pricing of new products are critical. For example, we launched our Balise brand, an all-new, independent pontoon brand in April 2024. The introduction of this new brand or other new products may not meet consumer demands to the extent necessary to keep us competitive in all markets that we serve. Furthermore, we must continue to meet or exceed consumers’ expectations regarding product quality and after-sales service or our operating results could suffer.

Divestitures and other strategic transactions, such as the Aviara Transaction, may materially and adversely affect our business or results of operations.

We continually evaluate the performance, capital needs and strategic fit of all of our segments and, as a result of such evaluation, may sell some or all of the assets and equity interests in a particular segment or components of a segment. In August 2024, we entered into the Aviara Asset Exchange Agreement pursuant to which we will transfer the rights to the Aviara brand and certain related assets to a third party. The Aviara Transaction and any future divestitures involve risks, including difficulties in the separation of operations, services, products and personnel. We cannot assure you that we will be successful in managing these or any other significant risks that we may encounter related to the Aviara Transaction or any other divestiture of a segment or component of a segment. In addition, while we expect the Aviara Transaction to close in the first quarter of fiscal 2025, there can be no assurance that the transaction will close on the expected timeline, or at all.

In connection with the Aviara Transaction, we announced that, following closing, we plan to close our Aviara production facility in Merritt Island, Florida and offer the facility for sale on the open market. There can be no assurance that our selling efforts will be successful.

Any divestiture and related actions we undertake could materially and adversely affect our business, reputation, financial condition, results of operations and cash flows, and may also result in a diversion of management’s attention, operational difficulties and losses.

Our financial results may be adversely affected by our third-party suppliers’ increased costs or inability to adjust for our required production levels due to changes in demand or global supply chain disruptions.

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

In addition, engines used in the manufacturing processes of certain segments are available from a sole-source supplier. Other components used in our manufacturing process, such as boat windshields, towers, and surf tabs may only be available from a limited number of suppliers. Operational and financial difficulties that these or other suppliers may face in the future could adversely affect their ability to supply us with the parts and components we need, which could significantly disrupt our operations. It may be difficult to find a replacement supplier for a limited or sole source raw material, part, or component without significant delay or on commercially reasonable terms. In addition, an uncorrected defect or supplier’s variation in a raw material, part, or component, either unknown to us or incompatible with our manufacturing process, could jeopardize our ability to manufacture products.

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

The talents and efforts of our employees, particularly key managers, are vital to our success. We have observed an overall tightening and increasingly competitive labor market in recent years, which could inhibit our ability to recruit, train and retain employees we require at efficient costs and could lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees. Our management team has significant industry experience and would be difficult to replace. We may be unable to retain them or to attract other highly qualified employees. Failure to hire, develop, and retain highly qualified and diverse employee talent and to develop and implement an adequate succession plan for the management team could disrupt our operations and adversely affect our business and our future success. We perform an annual review of management succession plans with our board of directors (the “Board”), including reviewing executive officer and other important positions to substantially mitigate the risk associated with key contributor transitions, such as our Chief Executive Officer leadership transition in fiscal 2024, but we cannot ensure that all transitions will be implemented successfully.

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

An inability to identify and complete targeted acquisitions, as well as an inability to timely and successfully integrate completed acquisitions, could negatively impact financial results.

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

Additionally, strategic acquisitions once complete pose integration risks, such as our ability to project and evaluate market demand; maximize potential synergies and cost savings; make accurate accounting estimates; and achieve anticipated business objectives. Acquisitions we may complete in the future, present these and other integration risks, including:

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

We manage our business operations through a variety of information technology systems and their underlying infrastructure, which we continually enhance to increase efficiency and security. In addition to the disruptions in our information technology systems, cybersecurity threats and sophisticated and targeted cyberattacks pose a risk to our information technology systems. We have established security policies, processes, and defenses, including employee awareness training regarding phishing, malware, and other cyber risks, designed to help identify and protect against intentional and unintentional misappropriation or corruption of our information technology systems and information and disruption of our operations. Additionally, we maintain quarterly discussions with our Board to address cyber risks and system and process enhancements. Despite these efforts, our information technology systems may be damaged, disrupted, or shut down due to attacks by unauthorized access, malicious software, computer viruses, undetected intrusion, hardware failures, or other events, and in these circumstances our disaster recovery plans may be ineffective or inadequate. The techniques and sophistication used to conduct cyberattacks and breaches of information technology systems change frequently, including as a result of the deployment of evolving artificial intelligence and machine learning tools used to identify vulnerabilities and create more effective phishing attempts, and have the potential to not be recognized until such attacks are launched or have been in place for a period of time. These breaches or intrusions could lead to business interruption, exposure of proprietary or confidential information, data corruption, damage to our reputation, exposure to legal and regulatory proceedings, and other costs. Further, while we perform due diligence prior to acquisitions and take actions to safeguard the businesses that we acquire, these businesses may not have invested as significantly as we do in security and technology and may be more susceptible to cybersecurity incidents, which may make us more vulnerable to cybersecurity incidents as well. A security breach might also lead to violations of privacy laws, regulations, trade guidelines or practices related to our customers and associates and could result in potential claims from customers, associates, shareholders, or regulatory agencies. Any failure to maintain compliance with such laws, regulations, trade guidelines or practices may cause us to incur significant penalties and generate negative publicity, and may require us to change our business practices, increase our costs or otherwise adversely affect our business. Such events could adversely impact our reputation, business, financial position, results of operations, and cash flows. In addition, we could be adversely affected if any of our significant customers or suppliers experiences any similar events that disrupt their business operations or damage their reputation.

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

In the past, we have relied on our existing credit facilities to provide us with adequate liquidity to operate our business. The availability of borrowing amounts under our credit facilities is dependent on compliance with the debt covenants set forth in our credit agreement, which at times we may seek to proactively amend based on our future outlook. If we are unable to update our covenants or otherwise violate existing covenants, whether as a result of operating losses or otherwise, our lenders may restrict or terminate our borrowing ability under our credit facilities. If our lenders reduce or terminate our access to amounts under our credit facilities, we may not have sufficient capital to fund our working capital and other needs, and we may need to secure additional capital or financing to fund our operations or to repay outstanding debt under our credit facilities. We cannot provide assurance that we will be successful in ensuring the availability of amounts under our credit facilities or in raising additional capital, or that any amount, if raised, will be sufficient to meet our cash needs or will be on terms as favorable as those which have been available to us historically. If we are not able to maintain our ability to borrow under our credit facilities, or to raise additional capital when needed, our business and operations will be materially adversely affected.

Actual or potential public health emergencies, epidemics, or pandemics could have a material adverse effect on our business, results of operations, or financial condition.

The impact of actual or potential public health emergencies, epidemics, or pandemics on us, our suppliers, dealers, and consumers, and the general economy could be wide-ranging and significant, depending on the nature of the issue, governmental actions taken in response, and the public reaction. The impact of such events could include employee illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in economic activity, widespread unemployment, and supply chain interruptions, which collectively could cause significant disruptions to global economies and financial markets.

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

Potential public health emergencies, epidemics, or pandemics could result in disruption, uncertainty, and volatility in the global financial and credit markets. Such volatility could impact our access to capital resources and liquidity in the future, including making credit difficult to obtain or only available on less favorable terms. The impact on our operations could also be material. For example, we could experience absenteeism caused by illness or quarantine measures. Additionally, we rely on original equipment manufacturers, dealers, and distributors to market and sell most of our products, and effects on their businesses or financial condition as a result of future pandemics could result in various adverse operational impacts including, but not limited to, lower sales, delayed cash payments, interrupted customer warranty service, and increased credit risk.

Risks Relating to Intellectual Property

Our success depends on the continued strength of our brands and the value of our brands, and sales of our products could be diminished if we, the athletes who use our products, or the sports and activities in which our products are used are associated with negative publicity.

We believe that our brands are a significant contributor to the success of our business and that maintaining and enhancing our brands is important to expanding our consumer and dealer base. Failure to continue to protect our brands, including our Balise brand for which intellectual property protection is still pending, may adversely affect our business, financial condition, and results of operations.

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

During the fourth quarter of fiscal 2024, we identified an indication of impairment related to the Aviara segment’s property, plant, equipment and inventory. As a result, we recognized an impairment charge of $9.8 million, which adjusted the related assets to their estimated fair value. See Notes 5 and 6 for further information related to the impairment analysis.

As of June 30, 2024, the balance of total goodwill and indefinite lived intangible assets was $54.5 million, which represents approximately 17 percent of total assets. If the future operating performance of either the Company or individual operating segments is not sufficient, we could be required to record non-cash impairment charges. Impairment charges could substantially affect our reported earnings in the periods such charges are recorded. In addition, impairment charges could indicate a reduction in business value which could limit our ability to obtain adequate financing in the future.

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

Risks Relating to Ownership of our Common Stock

Inefficient or ineffective allocation of capital could adversely affect our operating results and/or shareholder value.

We strive to allocate capital in a manner that enhances shareholder value, lowers our cost of capital, or demonstrates our commitment to return excess capital to shareholders, while maintaining our ability to invest in strategic growth opportunities. In July 2023, the Board authorized a new share repurchase program under which the Company may repurchase up to $50 million of its outstanding shares of common stock. The new authorization became effective upon the expiration of the Company’s previously existing $50 million share repurchase authorization. The Company intends to purchase shares under the repurchase authorization from time to time on the open market at the discretion of management, subject to strategic considerations, market conditions, and other factors. Repurchases under our share repurchase program will reduce the market liquidity for our stock, potentially affecting its trading volatility and price. Future share repurchases will also diminish our cash reserves, which may impact our ability to pursue attractive strategic opportunities. Therefore, if we do not properly allocate our capital or implement a successful cash management strategy, including with respect to returning value to our shareholders through this share repurchase authorization, we may fail to produce optimal financial results and experience a reduction in shareholder value.

Shareholders may be diluted by future issuances of common stock in connection with our incentive plans, acquisitions, or otherwise; future sales of such shares in the public market, or the expectations that such sales may occur, could lower our stock price.

Our amended and restated certificate of incorporation authorizes us to issue shares of common stock and options, rights, warrants, and appreciation rights relating to common stock for the consideration and on the terms and conditions established by our Board in its sole discretion, whether in connection with acquisitions or otherwise.

Any common stock that we issue, including under our 2015 Incentive Award Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership of holders of our common stock.

We currently do not intend to pay dividends on our common stock.

While we have paid dividends in the past, we currently have no intention to pay dividends on our common stock. Any decision to declare and pay dividends in the future will be made at the discretion of our Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions, and other factors that our Board may deem relevant. Furthermore, our ability to declare and pay dividends may be limited by instruments governing future outstanding indebtedness we may incur.

Certain activist shareholder actions could cause us to incur expense and hinder execution of our strategy.

We actively engage in discussions with our shareholders regarding further strengthening our Company and creating long-term shareholder value. This ongoing dialogue can include certain divisive activist tactics, which can take many forms. Some shareholder activism, including potential proxy contests, could result in substantial costs, such as legal fees and expenses, and divert management’s and our Board’s attention and resources from our businesses and strategic plans. Additionally, public shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with dealers, distributors, or consumers, make it more difficult to attract and retain qualified personnel, and cause our stock price to fluctuate based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business. Activists or other shareholders holding a large portion of our outstanding shares will also have the ability to exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including the election of directors, the approval of mergers, acquisitions, and other significant business transactions, shareholder proposals, and amendments to our governing documents. As a result, we may determine that implementing certain protective measures, such as a shareholder rights plan, is necessary in order to protect the interests of other shareholders and to preserve long-term value. These risks could adversely affect our business and operating results.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity and availability of our critical systems and information. Our security approach is aligned with applicable security and/or technical requirements and best practices established by multiple cybersecurity frameworks, such as the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF) and ISO 27001. This does not imply that we meet any particular technical standards, specifications or requirements, only that our information security team uses the NIST CSF, ISO 27001 and other frameworks as guides to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across our enterprise risk management program to other legal, compliance, strategic, operational and financial risk areas.

Our cybersecurity risk management program includes:

•
risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services and our broader enterprise IT environment;
•
a security team principally responsible for managing (i) our cybersecurity risk assessment processes, (ii) our security controls and (iii) our response to cybersecurity incidents;
•
the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•
cybersecurity awareness training of our employees, incident response personnel and senior management, regarding phishing, malware and other cyber risks;
•
a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•
a third-party risk management process for service providers, suppliers and vendors.

We have not identified risks from known cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations or financial condition. See Part 1, Item 1A. “Risk Factors - Risks Related to Our Business – Our business operations could be negatively impacted by an outage or breach of our information technology systems, network disruptions, or a cybersecurity event.”

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (the “Committee”) oversight of cybersecurity and other information technology risks. The Committee oversees management’s implementation of our cybersecurity risk management program.

The Committee receives quarterly reports from management on our cybersecurity risks, and also receives, at least annually, a detailed briefing from management on our cyber risk management program’s status including all strategic initiatives. In addition, management updates the Committee, as necessary, regarding potentially significant cybersecurity incidents consistent with written escalation protocols, as well as incidents with lesser potential impact. The Committee members also receive presentations on cybersecurity topics from our Chief Information Officer (“CIO”), who also serves as our Chief Information Technology Architect & Chief Information Security Officer (“CISO”), internal security staff or external experts as part of the Board’s continuing education on topics that impact public companies. The Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cyber risk management program.

Our cybersecurity management team, lead by our CIO, supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us, and reports produced by security tools deployed in the IT environment. Our CIO reports to the Company’s Chief Executive Officer, as well as to the Board and Audit Committee. The CIO has served as our CISO for three years and has more than 20 years of experience in various roles involving managing cybersecurity functions, developing strategies to protect privacy, customer safety and intellectual property, and developing key capabilities such as product security engineering, risk management and cybersecurity governance. The CIO holds a bachelor’s degree in computer science and various certifications which include Certified Ethical Hacker and Certified Chief Information Security Officer, and has 25-plus years of previous software and hardware systems engineering experience.

ITEM 2. PROPERTIES.

As of June 30, 2024, all our MasterCraft boats and trailers are manufactured and lake-tested at our 310,000 square-foot manufacturing facility located on approximately 60 acres of lakefront land in Vonore, Tennessee. We also lease a 3,000 square-foot warehouse facility in West Yorkshire, England for warehousing of parts. All our Crest and Balise boats are manufactured in our 270,000 square-foot manufacturing facility located on approximately 63 acres in Owosso, Michigan. All Aviara boats are manufactured in our 160,000 square-foot manufacturing facility on approximately 38 acres in Merritt Island, Florida. As previously noted, we plan to close the Aviara production facility and offer the property for open market sale following closing of the Aviara Transaction.

ITEM 3. LEGAL PROCEEDINGS.

For a discussion of the Company’s legal proceedings, see Part IV – Item 15. – Note 12 Commitments and Contingencies to the Company’s Consolidated Financial Statements.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has been publicly traded on the NASDAQ Global Market under the symbol “MCFT” since July 17, 2015. Prior to that time, there was no public market for our common stock. As of August 23, 2024, we had approximately 20 registered holders per our transfer agent and 9,100 beneficial holders of record of our common stock.

Dividends

We presently do not anticipate declaring or paying cash dividends on our common stock. Any future determination as to the declaration and payment of dividends, will be at the discretion of our Board and will depend on then-existing conditions, including our operating results, financial condition, contractual restrictions, capital requirements, business prospects, and other factors our Board may deem relevant. See Item 1A “Risk Factors — Risks Relating to Ownership of Our Common Stock.”

Issuer Purchases of Equity Securities

On June 24, 2021, the Board authorized a share repurchase program that allowed for the repurchase of up to $50.0 million of our common stock during the three-year period ending June 24, 2024. As of June 30, 2023, $1.6 million remained available under this program, all of which was fully utilized during the fiscal 2024 first quarter ended October 1, 2023.

On July 24, 2023, the Board authorized a new share repurchase program under which the Company may repurchase up to $50.0 million of its outstanding shares of common stock. The new authorization became effective upon the completion of the Company’s prior $50.0 million stock repurchase authorization. As of June 30, 2024, $35.4 million remained available under the new authorization.

During the fiscal years ended June 30, 2024 and 2023, we repurchased approximately $16.3 million and $22.9 million of our common stock, respectively.

During the three months ended June 30, 2024, the Company repurchased the following shares of common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(a)(b)	Total Number of Shares Purchased as part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan (dollars in thousands)
April 1, 2024 - April 28, 2024	22,400	$20.79	22,400	$39,452
April 29, 2024 - May 26, 2024	113,448	20.34	113,448	37,145
May 27, 2024 - June 30, 2024	85,550	20.46	85,550	35,394
Total	221,398		221,398

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

The following stock performance graph illustrates the cumulative total shareholder return on our common stock for the period from June 30, 2019 to June 30, 2024, as compared to the Russell 2000 Index and the Dow Jones US Recreational Products Index.

The comparison assumes (i) a hypothetical investment of $100 in our common stock and the two above mentioned indices on June 30, 2019 and (ii) the full reinvestment of all dividends. The comparisons in the graph are not intended to be indicative of possible future performance of our common stock.

Comparison of Five-Year Month Cumulative Total Return*
Among MasterCraft, the Russell 2000 Index and the Dow Jones US Recreational Products Index
$300
$250
$200
$150
$100
$50
Jun-19
Jun-20
Jun-21
Jun-22
Jun-23
Jun-24
MasterCraft
Russell 2000
Dow Jones US Recreational Products

* $100 invested on June 30, 2019 in stock or index, including reinvestment of dividends.

Source: MasterCraft
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

This section generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 are not included in this Annual Report on Form 10-K and can be found in Item 7 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2023, which was filed with the SEC on August 30, 2023.

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

Fiscal 2024 Overview

As anticipated, general market volatility and economic headwinds created uncertainty and softness in the retail environment for fiscal 2024. As previously disclosed, because of the anticipated softness in retail demand, the Company approached its wholesale production plan for fiscal 2024 with a prudent level of caution and a focus on rebalancing dealer inventories consistent with the expected retail demand. As a result, we experienced lower cost absorption and decreased sales volume, leading to lower net sales and gross margin compared to the prior fiscal year.

On March 4, 2024, Frederick Brightbill, Chief Executive Officer (“CEO”) and Chairman of the Board announced his retirement as CEO of the Company, effective March 18, 2024, and as Chairman effective June 30, 2024. In connection with Mr. Brightbill’s retirement, the Company appointed Brad Nelson as CEO, effective March 18, 2024. Mr. Nelson also joined the Board at that time. Roch Lambert, the Company’s former Lead Independent Director, assumed the role of Chairman of the Board, effective July 1, 2024. Mr. Brightbill will serve as a consultant to the Company through June 30, 2025.

During fiscal 2024, we recognized $1.7 million of CEO transition costs in General and administrative expense within the consolidated statements of operations. CEO transition costs include amounts paid to the former CEO under the terms of his retirement agreements and related legal fees. Also included are recruiting and relocation costs related to the new CEO.

Aviara Impairment Activity

During the fourth quarter of fiscal 2024, the Company identified an indication of impairment related to its Aviara segment’s property, plant, equipment and inventory. After performing a recoverability test, the Company recognized an impairment charge of $9.8 million, which adjusted the related assets to their estimated fair value. See Notes 5 and 6 for further information related to the impairment analysis.

Subsequent to year-end, the Company announced that it had entered into an asset exchange agreement under which it will transfer rights to its Aviara brand of luxury dayboats and certain related assets to a third party. The Aviara Transaction is subject to customary closing conditions and is expected to close in the first quarter of fiscal 2025. Following consummation of the Aviara Transaction, we intend to close the Merritt Island facility and offer the property for open market sale. The Company intends to classify Aviara as discontinued operations beginning in the first quarter of fiscal 2025.

Results of Operations

We derived the consolidated statements of operations for the fiscal years ended June 30, 2024 and 2023 from our audited consolidated financial statements and related notes included elsewhere in this Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future.

Consolidated Results

	2024	2023	Change	% Change
(Dollar amounts in thousands)
Consolidated statements of operations:
NET SALES	$366,588	$662,046	$(295,458)	(44.6%)
COST OF SALES	299,491	492,333	(192,842)	(39.2%)
GROSS PROFIT	67,097	169,713	(102,616)	(60.5%)
OPERATING EXPENSES:
Selling and marketing	13,430	13,808	(378)	(2.7%)
General and administrative	34,396	37,034	(2,638)	(7.1%)
Amortization of other intangible assets	1,812	1,956	(144)	(7.4%)
Impairments	9,827	—	9,827	—
Total operating expenses	59,465	52,798	6,667	12.6%
OPERATING INCOME	7,632	116,915	(109,283)	(93.5%)
OTHER INCOME (EXPENSE):
Interest expense	(3,292)	(2,679)	(613)	22.9%
Interest income	5,789	3,351	2,438	72.8%
INCOME BEFORE INCOME TAX EXPENSE	10,129	117,587	(107,458)	(91.4%)
INCOME TAX EXPENSE	1,407	27,135	(25,728)	(94.8%)
NET INCOME FROM CONTINUING OPERATIONS	$8,722	$90,452	$(81,730)	(90.4%)
Additional financial and other data:
Unit sales volume:
MasterCraft	1,755	3,407	(1,652)	(48.5%)
Pontoon	1,241	2,836	(1,595)	(56.2%)
Aviara	134	134	—	—
Consolidated unit sales volume	3,130	6,377	(3,247)	(50.9%)
Net sales:
MasterCraft	$262,736	$468,656	$(205,920)	(43.9%)
Pontoon	59,615	141,247	(81,632)	(57.8%)
Aviara	44,237	52,143	(7,906)	(15.2%)
Consolidated net sales	$366,588	$662,046	$(295,458)	(44.6%)
Net sales per unit:
MasterCraft	$150	$138	$12	8.7%
Pontoon	48	50	(2)	(4.0%)
Aviara	330	389	(59)	(15.2%)
Consolidated net sales per unit	117	104	13	12.5%
Gross margin	18.3%	25.6%	(730) bps

Net Sales. Net Sales decreased 44.6 percent for fiscal 2024 when compared to fiscal 2023. The decrease was a result of lower unit volume, an increase in dealer incentives, and unfavorable model mix and options, partially offset by higher prices. Dealer incentives include higher floor plan financing costs from higher dealer inventories entering the year and higher interest rates, as well as rebate programs and other measures taken by the Company to assist dealers as the retail environment remains competitive.

Gross Margin. Gross Margin percentage declined 730 basis points during fiscal 2024 when compared to fiscal 2023. Lower margins were the result of lower cost absorption due to planned decreased unit volume and higher dealer incentives, partially offset by higher prices.

Operating Expenses. Operating expenses increased 12.6 percent during fiscal 2024 when compared to the same prior year period due to non-cash impairment charges of $9.8 million recorded in our Aviara segment and CEO transition costs, partially offset by decreased compensation related expenses.

Interest Expense. Interest expense increased $0.6 million primarily due to higher effective interest rates.

Interest Income. Interest income increased $2.4 million during fiscal 2024 primarily due to fiscal 2024 benefiting from a full year of investment income, compared to a partial year in fiscal 2023.

Income Tax Expense. Our consolidated effective income tax rate decreased to 13.9 percent for fiscal 2024 from 23.1 percent for fiscal 2023. See Note 10 in Notes to Consolidated Financial Statements for more information.

Segment Results

MasterCraft Segment

The following table sets forth MasterCraft segment results for the fiscal years ended:

(Dollar amounts in thousands)	2024	2023	Change	% Change
Net sales	$262,736	$468,656	$(205,920)	(43.9%)
Operating income	29,573	101,324	(71,751)	(70.8%)
Purchases of property, plant and equipment	7,912	17,414	(9,502)	(54.6%)

Unit sales volume	1,755	3,407	(1,652)	(48.5%)
Net sales per unit	$150	$138	$12	8.7%

Net sales decreased 43.9 percent during fiscal 2024, when compared to fiscal 2023. The decrease was primarily driven by lower unit volume and increased dealer incentives, partially offset by higher prices and favorable model mix and options.

Operating income decreased 70.8 percent during fiscal 2024, when compared to the same prior year period. The overall decrease was driven by decreased sales volume, higher dealer incentives, and CEO transition costs, partially offset by higher prices, favorable model mix and options, decreased compensation related expenses, and decreased sales and marketing expenses.

Purchases of property, plant, and equipment decreased $9.5 million during fiscal 2024, when compared to fiscal 2023. For fiscal 2024, capital spending was focused on facility enhancements, tooling, and information technology.

Pontoon Segment

The following table sets forth Pontoon segment results for the fiscal years ended:

(Dollar amounts in thousands)	2024	2023	Change	% Change
Net sales	$59,615	$141,247	$(81,632)	(57.8%)
Operating income (loss)	(2,097)	20,106	(22,203)	(110.4%)
Purchases of property, plant and equipment	2,613	7,149	(4,536)	(63.4%)

Unit sales volume	1,241	2,836	(1,595)	(56.2%)
Net sales per unit	$48	$50	$(2)	(4.0%)

Net sales decreased 57.8 percent during fiscal 2024, when compared to fiscal 2023, as a result of decreased unit volume, increased dealer incentives, and unfavorable model mix and options, partially offset by higher prices.

Operating loss was $2.1 million during fiscal 2024, compared to operating income of $20.1 million in fiscal 2023. The change was primarily due to decreased net sales, as discussed above, and lower cost absorption.

Purchases of property, plant, and equipment decreased $4.5 million during fiscal 2024, when compared to fiscal 2023. For fiscal 2024, capital spending was focused on facility enhancements and tooling.

Aviara Segment

The following table sets forth Aviara segment results for the fiscal years ended:

(Dollar amounts in thousands)	2024	2023	Change	% Change
Net sales	$44,237	$52,143	$(7,906)	(15.2%)
Operating loss	(19,844)	(4,515)	(15,329)	339.5%
Impairments	9,827	—	9,827	—
Purchases of property, plant and equipment	5,836	5,760	76	1.3%

Unit sales volume	134	134	—	—
Net sales per unit	$330	$389	$(59)	(15.2%)

Net sales decreased 15.2 percent during fiscal 2024, when compared to fiscal 2023, mainly due to unfavorable model mix and options and higher dealer incentives, partially offset by higher prices.

Operating losses increased 339.5 percent for fiscal 2024, when compared to fiscal 2023. The change was a result of non-cash impairment charges of $9.8 million primarily related to property, plant, equipment and inventory, as well as inefficiencies related to the ramp up of new product launches, higher dealer incentives, and unfavorable model mix and options, partially offset by higher prices and reduced warranty costs. See Notes 5 and 6 for further information related to the impairment charges.

Non-GAAP Measures

EBITDA, Adjusted EBITDA, EBITDA Margin, and Adjusted EBITDA Margin

We define EBITDA as net income from continuing operations, before interest, income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA further adjusted to eliminate certain non-cash charges or other items that we do not consider to be indicative of our core and/or ongoing operations. For the periods presented herein, these adjustments include non-cash impairment charges, share-based compensation, CEO transition costs, and business development consulting costs, as described in more detail below. We define EBITDA margin and Adjusted EBITDA margin as EBITDA and Adjusted EBITDA, respectively, expressed as a percentage of Net sales.

Adjusted Net Income and Adjusted Net Income Per Share

We define Adjusted Net Income and Adjusted Net Income per share as net income from continuing operations adjusted to eliminate certain non-cash charges or other items that we do not consider to be indicative of our core and/or ongoing operations and reflecting income tax expense on adjusted net income before income taxes at our estimated annual effective tax rate. For the periods presented herein, these adjustments include non-cash impairment charges, other intangible asset amortization, share-based compensation, CEO transition costs, and business development consulting costs.

EBITDA, Adjusted EBITDA, EBITDA margin, Adjusted EBITDA margin, Adjusted Net Income, and Adjusted Net Income per share, which we refer to collectively as the Non-GAAP Measures, are not measures of net income or operating income as determined under accounting principles generally accepted in the United States, or U.S. GAAP. The Non-GAAP Measures are not measures of performance in accordance with U.S. GAAP and should not be considered as an alternative to net income, net income per share, or operating cash flows determined in accordance with U.S. GAAP. Additionally, Adjusted EBITDA is not intended to be a measure of cash flow. We believe that the inclusion of the Non-GAAP Measures is appropriate to provide additional information to investors because securities analysts and investors use the Non-GAAP Measures to assess our operating performance across periods on a consistent basis and to evaluate the relative risk of an investment in our securities. We use Adjusted Net Income and Adjusted Net Income per share to facilitate a comparison of our operating performance on a consistent basis from period to period that, when viewed in combination with our results prepared in accordance with U.S. GAAP, provides a more complete understanding of factors and trends affecting our business than does U.S. GAAP measures alone. We believe Adjusted Net Income and Adjusted Net Income per share assists our Board, management, investors, and other users of the financial statements in comparing our net income on a consistent basis from period to period because it removes certain non-cash items and other items that we do not consider to be indicative of our core and/or ongoing operations and reflecting income tax expense on adjusted net income before income taxes at our estimated annual effective tax rate. The Non-GAAP Measures have limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

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

The following table presents a reconciliation of net income from continuing operations as determined in accordance with U.S. GAAP to EBITDA and Adjusted EBITDA, and net income from continuing operations margin (expressed as a percentage of net sales) to Adjusted EBITDA margin (expressed as a percentage of net sales) for the periods indicated:

		% of Net		% of Net		% of Net
(Dollar amounts in thousands)	2024	sales	2023	sales	2022	sales
Net income from continuing operations	$8,722	2.4%	$90,452	13.7%	$87,945	13.7%
Income tax expense	1,407		27,135		26,779
Interest expense	3,292		2,679		1,471
Interest income	(5,789)		(3,351)		—
Depreciation and amortization	11,182		10,569		9,731
EBITDA	18,814	5.1%	127,484	19.3%	125,926	19.6%
Impairments(a)	9,827		—		1,100
Share-based compensation(b )	2,598		3,656		3,510
CEO transition costs(c)	1,708		—		—
Business development consulting costs(d)	—		312		—
Adjusted EBITDA	$32,947	9.0%	$131,452	19.9%	$130,536	20.3%

The following table sets forth a reconciliation of net income from continuing operations as determined in accordance with U.S. GAAP to Adjusted Net Income for the periods indicated:

(Dollar amounts in thousands, except per share data)	2024	2023	2022
Net income from continuing operations	$8,722	$90,452	$87,945
Income tax expense	1,407	27,135	26,779
Impairments(a)	9,827	—	1,100
Amortization of acquisition intangibles	1,812	1,849	1,849
Share-based compensation(b)	2,598	3,656	3,510
CEO transition costs(c)	1,708	—	—
Business development consulting costs(d)	—	312	—
Adjusted Net Income before income taxes	26,074	123,404	121,183
Adjusted income tax expense(e)	5,214	28,383	27,872
Adjusted Net Income	$20,860	$95,021	$93,311

Adjusted Net Income per share:
Basic	$1.23	$5.39	$5.06
Diluted	$1.22	$5.35	$5.01
Weighted average shares used for the computation of(f):
Basic Adjusted Net Income per share	16,930,348	17,618,797	18,455,226
Diluted Adjusted Net Income per share	17,038,305	17,765,117	18,636,512

The following table presents the reconciliation of net income from continuing operations per diluted share to Adjusted net income per diluted share for the periods presented:

	2024	2023	2022
Net income from continuing operations per diluted share	$0.51	$5.09	$4.72
Impact of adjustments:
Income tax expense	0.08	1.53	1.44
Impairments(a)	0.57	—	0.06
Amortization of acquisition intangibles	0.11	0.10	0.10
Share-based compensation(b)	0.15	0.21	0.19
CEO transition costs(c)	0.10	—	—
Business development consulting costs(d)	—	0.02	—
Adjusted Net Income per diluted share before income taxes	1.52	6.95	6.51
Impact of adjusted income tax expense on net income per diluted share before income taxes(e)	(0.30)	(1.60)	(1.50)
Adjusted Net Income per diluted share	$1.22	$5.35	$5.01

(a)
Represents non-cash charges recorded in the Aviara segment of $9.8 million primarily for impairment of property, plant, equipment and inventory in fiscal 2024 and $1.1 million for impairment of goodwill in fiscal 2022. See Notes 5, 6, and 7 within the Notes to the Consolidated Financial Statements for more information on impairment charges.
(b)
Included in share-based compensation are the impacts of accelerating expense recognition for equity awards related to the CEO transition.
(c)
Represents amounts paid to the Company’s former CEO upon his departure under the terms of his transition agreements and legal fees incurred with the transition, but excluding amounts related to accelerating expense recognition for equity awards related to the CEO transition noted in (b). Also included are recruiting and relocation costs related to the new CEO.
(d)
Represents non-recurring third-party costs associated with business development activities, primarily relating to consulting costs for evaluation and execution of internal growth and other strategic initiatives. The evaluation and execution of the internal growth and other strategic initiatives is a bespoke initiative, and the costs associated therewith do not constitute normal recurring cash operating expenses necessary to operate the Company’s business.
(e)
Reflects income tax expense at a tax rate of 20.0% for 2024 and 23.0% for 2023 and 2022.
(f)
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

Cash and cash equivalents totaled $7.4 million as of June 30, 2024, a decrease of $12.4 million from $19.8 million as of June 30, 2023. Held-to-maturity securities totaled $78.8 million as of June 30, 2024, a decrease of $12.8 million from $91.6 million as of June 30, 2023. As of June 30, 2024, we had no amounts outstanding under the Revolving Credit Facility, leaving $100.0 million of available borrowing capacity. Total debt outstanding under the Term Loan as of June 30, 2024 and June 30, 2023 was $49.3 million and $53.7 million, respectively. Subsequent to June 30, 2024, the Company was in discussions with its bank group regarding an amendment to the Credit Agreement. The anticipated amendment entails obtaining the necessary consents and waivers to certain restrictions related to the Aviara asset exchange and plans to sell certain facility assets, in addition to a waiver to the covenant ratios in the Credit Agreement for certain future periods as a result of anticipated decreases in earnings. The Company currently expects to complete the amendment process in the first quarter of fiscal 2025. The amendment process remains subject to completion of final documentation and credit approval by the bank group and, accordingly, the Company cannot be certain that it will be able to complete the amendment process.

If the Company does not complete the amendment process, the Company has cash and held-to-maturity securities in excess of total debt and thus believes that it will have sufficient liquidity on hand to continue to fund operations and repay the borrowings outstanding under the Credit Agreement. Refer to Note 9 — Long Term Debt in the Notes to Consolidated Financial Statements for further details.

On June 24, 2021, the Board authorized a share repurchase program that allowed for the repurchase of up to $50.0 million of our common stock during the three-year period ended June 24, 2024. As of June 30, 2023, $1.6 million remained available under this program, all of which was fully utilized during the fiscal 2024 first quarter ended October 1, 2023.

On July 24, 2023, the Board authorized a new share repurchase program under which the Company may repurchase up to $50.0 million of its outstanding shares of common stock. The new authorization became effective upon the completion of the Company’s prior $50.0 million stock repurchase authorization. As of June 30, 2024, $35.4 million remained available under the new authorization.

During fiscal 2024 and fiscal 2023, the Company repurchased 750,943 shares and 872,055 shares of common stock for $16.3 million and $22.9 million, respectively, in cash, including related fees and expenses.

We believe our cash balance, investments, cash from operations, and our ability to borrow, will be sufficient to provide for our liquidity and capital resource needs.

The following table and discussion below relate to our cash flows from continuing operations for operating, investing, and financing activities:

(Dollar amounts in thousands)	2024	2023	2022
Total cash provided by (used in):
Operating activities	$12,569	$136,824	$82,378
Investing activities	(1,785)	(120,933)	(12,296)
Financing activities	(23,135)	(27,148)	(62,540)
Net change in cash and cash equivalents from continuing operations	$(12,351)	$(11,257)	$7,542

Fiscal 2024 Cash Flow from Continuing Operations

Net cash provided by operating activities was $12.6 million, primarily due to net income, partially offset by working capital usage. Working capital is defined as accounts receivable, income tax receivable, inventories, and prepaid expenses and other current assets net of accounts payable, income tax payable, and accrued expenses and other current liabilities as presented in the consolidated balance sheets, excluding the impact of acquisitions and non-cash adjustments. Working capital usage primarily consisted of a decrease in accrued expenses and other current liabilities, accounts payable, and income tax payable, offset by a decrease in inventories. Accrued expenses and other current liabilities decreased as a result of lower compensation related accruals, warranty costs as a result of reduced unit volume, and reduced volume rebates, offset by an increase in retail rebates. Accounts payable decreased as a result of decreased production levels. Income tax payable decreased due to the lower earnings compared to the prior year. Inventories decreased as we continue to rebalance inventory levels to align with lower production levels.

Net cash used in investing activities was $1.8 million, which included $16.4 million in net capital expenditures, partially offset by net purchases and maturities of $14.6 million in held-to-maturity securities. Our capital spending was primarily focused on facility enhancements, tooling, and information technology.

Net cash used in financing activities was $23.1 million, which included net payments of $4.5 million on long-term debt and $16.3 million of stock repurchases.

Fiscal 2023 Cash Flow from Continuing Operations

Net cash provided by operating activities was $136.8 million, primarily due to net income, as well as reductions of working capital as defined above. Favorable working capital change primarily consisted of an increase in accrued expenses and other current liabilities, and a decrease in accounts receivable, offset by a decrease in accounts payable, and an increase in prepaid expenses and other current assets. Accrued expenses and other current liabilities increased as a result of an increase in warranty costs and dealer incentives. Accounts receivable decreased primarily as a result of lower sales at the end of the period compared to the end of the prior-year period. Accounts payable decreased as a result of decreased production levels. Prepaid and other current assets increased primarily as a result of higher general insurance premiums.

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

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet financing arrangements as of June 30, 2024.

Contractual Obligations

As of June 30, 2024, the Company’s material cash obligations were as follows:

Long-Term Debt Obligations — See Note 9 – Long-Term Debt in the accompanying Notes to Consolidated Financial Statements for further information.

Interest on Long-Term Debt Obligations — As of June 30, 2024, the Company has estimated total interest payments on its outstanding long-term debt obligations of $6.1 million, of which $3.2 million is due during the next 12 months. Interest on variable rate debt instruments was calculated using interest rates in effect for our borrowings as of June 30, 2024 and holding them constant for the life of the instrument.

Purchase Commitments — As of June 30, 2024, the Company is committed to purchasing $16.5 million of engines. See Note 12 in the accompanying Notes to Consolidated Financial Statements for more information.

Repurchase Obligations — The Company has reserves to cover potential losses associated with repurchase obligations based on historical experience and current facts and circumstances. We incurred no material impact from repurchase events during fiscal 2024, 2023, or 2022. An adverse change in retail sales, however, could require us to repurchase boats repossessed by floor plan financing companies upon an event of default by any of our dealers, subject in some cases to an annual limitation. See Note 12 in the accompanying Notes to Consolidated Financial Statements for more information.

In addition to the above, we have unrecognized tax benefits that are not reflected here because the Company cannot predict when open income tax years will close with completed examinations. See Note 10 in Notes to Consolidated Financial Statements for more information.

Critical Accounting Estimates

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

Asset Impairment

Goodwill

The Company reviews goodwill for impairment at its annual impairment testing date, which is June 30, and whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value. As part of the impairment tests, the Company may perform a qualitative, rather than quantitative, assessment to determine whether the fair values of its reporting units are “more likely than not” to be greater than their carrying values. In performing this qualitative analysis, the Company considers various factors, including the effect of market or industry changes and the reporting units’ actual results compared to projected results.

If the fair value of a reporting unit does not meet the “more likely than not” criteria discussed above, the impairment test for goodwill is a quantitative test. This test involves comparing the fair value of the reporting unit with its carrying value. If the fair value exceeds the carrying value, goodwill is not considered impaired. If the carrying amount exceeds the fair value then the goodwill is considered impaired and an impairment loss is recognized in an amount by which the carrying value exceeds the reporting unit’s fair value, not to exceed the carrying amount of the goodwill allocated to that reporting unit.

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

Other Intangible Assets

The Company’s primary intangible assets other than goodwill are dealer networks and trade names acquired in business combinations. These intangible assets are initially valued using a methodology commensurate with the intended use of the asset. The dealer networks were valued using an income approach, which requires an estimate or forecast of the expected future cash flows from the dealer network through the application of the multi-period excess earnings approach. The fair value of trade names is measured using a relief-from-royalty approach, a variation of the income approach, which requires an estimate or forecast of the expected future cash flows. This method assumes the value of the trade name is the discounted cash flows of the amount that would be paid to third parties had the Company not owned the trade name and instead licensed the trade name from another company. The basis for future sales projections for these methods are based on internal revenue forecasts by reporting unit, which the Company believes represent reasonable market participant assumptions. The future cash flows are discounted using an applicable Discount Rate as well as any potential risk premium to reflect the inherent risk of holding a standalone intangible asset.

The key judgements in these fair value calculations, as applicable, are: assumptions used in developing internal revenue growth and dealer expense forecasts, assumed dealer attrition rates, the selection of an appropriate royalty rate, as well as the perceived risk associated with those forecasts in determining the Discount Rate.

The costs of amortizable intangible assets, including dealer networks, are recognized over their expected useful lives, approximately ten years for the dealer networks, using the straight-line method. The dealer network intangible asset within our MasterCraft reporting unit is fully amortized. The dealer network intangible asset within our Pontoon reporting unit that is subject to amortization is evaluated for impairment if events or changes in circumstances suggest that it may be impaired. As part of the impairment test, the Company may perform a quantitative assessment to determine whether the dealer network intangible asset is impaired. If the carrying value exceeds the fair value of the asset, an impairment loss is recognized for the amount by which the carrying value exceeds the fair value.

Intangible assets not subject to amortization, including trade names, are assessed for impairment at least annually and whenever events or changes in circumstances indicate that it is more likely than not that an asset may be impaired. As part of the annual test, the Company may perform a qualitative, rather than quantitative, assessment to determine whether each trade name intangible asset is “more likely than not” impaired. In performing this qualitative analysis, the Company considers various factors, including macroeconomic events, industry and market events and cost related events. If the “more likely than not” criteria is not met, the impairment test for indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset.

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

As discussed further in Note 6 to the Consolidated Financial Statements, during the year ended June 30, 2024, the Company recognized $6.9 million in long-lived asset impairment charges related to its Aviara reporting unit.

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

Income Taxes—We are subject to income taxes in the United States of America and the United Kingdom. For fiscal 2024, our effective tax rate differs from the statutory rate, primarily due to a state benefit for separate company losses and the relative impact of tax credits to the declines in pre-tax book income. For fiscal 2023, our effective tax rate differs from the statutory rate, primarily due to a change in state taxes as a result of sell NauticStar. See the components of our effective tax rate reconciliation in Note 10.

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

Rebates and Discounts

Dealers earn wholesale rebates based on purchase volume commitments and achievement of certain performance metrics. The Company estimates the amount of wholesale rebates based on historical achievement, forecasted volume, and assumptions regarding dealer behavior. Rebates that apply to boats already in dealer inventory are referred to as retail rebates. The Company estimates the amount of retail rebates based on historical data for specific boat models adjusted for forecasted sales volume, product mix, dealer and consumer behavior, and assumptions concerning market conditions. The Company also utilizes various programs whereby it offers cash discounts or agrees to reimburse its dealers for certain floor plan interest costs incurred by dealers for limited periods of time, generally ranging from six to 12 months.

Other Revenue Recognition Matters

Dealers generally have no right to return unsold boats. Occasionally, the Company may accept returns in limited circumstances and at the Company’s discretion under its warranty policy. The Company may be obligated, in the event of default by a dealer, to accept returns of unsold boats under its repurchase commitment to floor plan financing providers, who are able to obtain such boats through foreclosure. The repurchase commitment is on an individual unit basis with a term from the date it is financed by the lending institution through the payment date by the dealer, generally not exceeding 30 months. The Company accounts for these arrangements as guarantees and recognizes a liability based on the estimated fair value of the repurchase obligation. The estimated fair value takes into account our estimate of the loss we will incur upon resale of any repurchases. The Company accrues the estimated fair value of this obligation based on the age of inventory currently under floor plan financing and estimated credit quality of dealers holding the inventory. Inputs used to estimate this fair value include significant unobservable inputs that reflect the Company’s assumptions about the inputs that market participants would use and, therefore, this liability is classified within Level 3 of the fair value hierarchy. We incurred no material impact from repurchase events during fiscal 2024, 2023, or 2022. See Note 12 in Notes to Consolidated Financial Statements for more information on repurchase obligations.

SEC Climate Disclosure Rule

In March 2024, the SEC issued its final climate disclosure rule, which requires the disclosure of material Scope 1 and Scope 2 greenhouse gas emissions and other climate-related topics in annual reports and registration statements. Under the final rule, for accelerated filers, disclosure requirements will begin phasing in for fiscal years beginning on or after January 1, 2026, or fiscal 2027 for the Company. However, on April 4, 2024, the SEC announced its decision to voluntarily stay the new rules pending judicial review of certain legal challenges filed requesting that the proposed rules be vacated. As a result, the timing and scope of the new rules remains unknown. However, the Company is continuing to evaluate the potential impact of the rules, as adopted in March 2024, on the Company’s consolidated financial statements and related disclosures.

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

As of June 30, 2024, we had $49.5 million of long-term debt outstanding, bearing interest at the effective interest rate of 6.69%. See Note 9 in Notes to Consolidated Financial Statements for more information regarding our long-term debt.

A hypothetical 1% increase or decrease in interest rates would have resulted in a $0.5 million change to our interest expense for fiscal 2024.

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

As of the end of the period covered by this Form 10-K Annual Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2024.

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on such assessment our management has concluded that, as of June 30, 2024, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of June 30, 2024, has been audited by our independent registered public accounting firm, Deloitte & Touche LLP, as stated in their report which is included in Item 15 of this Annual Report on Form 10-K.

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

ITEM 9B. OTHER INFORMATION

Director and Officer Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2024, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (each as defined in Item 408 of Regulation S-K).

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

3.
Exhibits

The following documents are filed as a part of this annual report on Form 10-K or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of MCBC Holdings, Inc.	10-K	001-37502	3.1	9/18/15

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of MasterCraft Boat Holdings, Inc.	10-Q	001-37502	3.2	11/9/18

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of MasterCraft Boat Holdings, Inc.	8-K	001-37502	3.1	10/25/19

3.4	Fourth Amended and Restated By-laws of MasterCraft Boat Holdings, Inc.	8-K	001-37502	3.2	10/25/19

4.1	Common stock certificate of MasterCraft Boat Holdings, Inc.	S-1/A	333-203815	4.1	7/15/15

4.2	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934					*

10.1†	MCBC Holdings, Inc. 2010 Equity Incentive Plan	S-1/A	333-203815	10.2	6/25/15

10.2†	MCBC Holdings, Inc. 2015 Incentive Award Plan	S-1/A	333-203815	10.4	7/15/15

10.3†	Form of Restricted Stock Award Agreement and Grant Notice under 2015 Incentive Award Plan (employee)	S-1/A	333-203815	10.10	7/1/15

10.4†	Form of Stock Option Agreement and Grant Notice under 2015 Incentive Award Plan (employee)	S-1/A	333-203815	10.12	7/7/15

10.5†	Form of Restricted Stock Award Grant Notice under 2015 Incentive Award Plan (director)	S-1/A	333-203815	10.13	7/7/15

10.6†	Senior Executive Incentive Bonus Plan	10-K	001-37502	10.8	9/18/15

10.7†	Non-Employee Director Compensation Policy	10-K	001-37502	10.7	9/13/19

10.8†	Form of Indemnification Agreement for directors and officers	S-1/A	333-203815	10.9	7/7/15

10.9†	Form of Performance Stock Unit Award Agreement under 2015 Incentive Award Plan	8-K	001-37502	10.1	8/26/16

10.10	Fourth Amended and Restated Credit and Guaranty Agreement, dated October 1, 2018, by and among MasterCraft Boat Holdings, Inc. as a guarantor, MasterCraft Boat Company, LLC, MasterCraft Services, LLC, MasterCraft International Sales Administration, Inc., Nautic Star, LLC, NS Transport, LLC, and Crest Marine LLC as borrowers, Fifth Third Bank as the agent and letter of credit issuer, and the lenders party thereto	8-K	001-37502	10.1	10/1/18

10.11	Amendment No. 3 to the Fourth Amended and Restated Credit and Guaranty Agreement	10-Q	001-37502	10.1	5/8/20

10.12†	Offer Letter, dated December 2, 2019	8-K	001-37502	10.1	12/3/19

10.13†	Offer Letter, dated March 1, 2024	8-K	001-37502	10.2	3/4/24

10.14†	Retirement and Consulting Agreement, dated March 1, 2024	8-K	001-37502	10.1	3/4/24

10.15†	Form of PSU Award Agreement	8-K	001-37502	10.1	7/22/20

10.16	Agreement for Purchase and Sale of Merritt Island Facility	10-Q	001-37502	10.1	11/12/20

10.17	Amendment No. 4 and Joinder to Fourth Amended and Restated Credit and Guaranty Agreement	10-Q	001-37502	10.1	2/10/21

10.18	Credit Agreement, dated as of June 28, 2021, among MasterCraft Boat Holdings, Inc., the Lenders Party Thereto and JPMORGAN CHASE BANK, N.A., as Administrative Agent, Sole Bookrunner and Sole Lead Arranger and FIFTH THIRD BANK and BMO HARRIS BANK, N.A., as Co-Syndication Agents	8-K	001-37502	10.1	6/28/2021

10.19	Second Amendment to Credit Agreement	10-K	001-37502	10.18	8/30/23

10.20	Third Amendment to Credit Agreement	10-Q	001-37502	10.1	11/8/23

19.1	Insider Trading Compliance Policy					*

21.1	List of subsidiaries of MasterCraft Boat Holdings, Inc.					*

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm					*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer					*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

97.1	Amended and Restated Clawback Policy					*

101.INS	Inline XBRL Instance Document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	*

† Indicates management contract or compensatory plan.

* Filed herewith.

** Furnished herewith.

ITEM 16. FORM 10-K SUMMARY.

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 29, 2024	MASTERCRAFT BOAT HOLDINGS, INC.

	By:	/s/ BRADLEY M. NELSON
Chief Executive Officer (Principal Executive Officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRADLEY M. NELSON	Chief Executive Officer (Principal Executive Officer) and Director
Bradley M. Nelson		August 29, 2024

/s/ TIMOTHY M. OXLEY	Chief Financial Officer (Principal Financial and Accounting Officer), Treasurer and Secretary
Timothy M. Oxley		August 29, 2024

/s/ ROCH LAMBERT	Chairman of the Board
Roch Lambert		August 29, 2024

/s/ W. PATRICK BATTLE	Director
W. Patrick Battle		August 29, 2024

/s/ JACLYN BAUMGARTEN	Director
Jaclyn Baumgarten		August 29, 2024

/s/ DONALD C. CAMPION	Director
Donald C. Campion		August 29, 2024

/s/ JENNIFER DEASON	Director
Jennifer Deason		August 29, 2024

/s/ PETER G. LEEMPUTTE	Director
Peter G. Leemputte		August 29, 2024

/s/ KAMILAH MITCHELL-THOMAS	Director
Kamilah Mitchell-Thomas		August 29, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of MasterCraft Boat Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MasterCraft Boat Holdings, Inc. and subsidiaries (the "Company") as of June 30, 2024 and 2023, the related consolidated statements of operations, equity, and cash flows, for each of the three years in the period ended June 30, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 29, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

We identified the accrued warranty liability related to the MasterCraft and Aviara brands as a critical audit matter because of the significant judgments made by management to estimate the anticipated rates of warranty claims and cost per claim related to product warranties at the time the product revenue is recognized. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s estimates of the rates and costs of future warranty claims.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the accrued warranty liability for the MasterCraft and Aviara brands included the following, among others:

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
August 29, 2024

We have served as the Company's auditor since 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of MasterCraft Boat Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of MasterCraft Boat Holdings Inc. and subsidiaries (the “Company”) as of June 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2024, of the Company and our report dated August 29, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Nashville, Tennessee
August 29, 2024

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
(Dollar amounts in thousands, except per share data)	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,394	$19,817
Held-to-maturity securities (Note 4)	78,846	91,560
Accounts receivable, net of allowance of $101 and $122, respectively	15,382	15,741
Income tax receivable	499	—
Inventories, net (Note 5)	44,267	58,298
Prepaid expenses and other current assets	8,686	10,083
Total current assets	155,074	195,499
Property, plant and equipment, net (Note 6)	73,813	77,921
Goodwill (Note 7)	28,493	28,493
Other intangible assets, net (Note 7)	33,650	35,462
Deferred income taxes	18,584	12,428
Deferred debt issuance costs, net	272	304
Other long-term assets	8,098	3,869
Total assets	$317,984	$353,976
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	12,178	20,391
Income tax payable	—	5,272
Accrued expenses and other current liabilities (Note 8)	61,384	72,496
Current portion of long-term debt, net of unamortized debt issuance costs (Note 9)	4,374	4,381
Total current liabilities	77,936	102,540
Long-term debt, net of unamortized debt issuance costs (Note 9)	44,887	49,295
Unrecognized tax positions	8,549	7,350
Other long-term liabilities	2,733	2,702
Total liabilities	134,105	161,887
COMMITMENTS AND CONTINGENCIES (Note 12)
EQUITY:
Common stock, $.01 par value per share — authorized, 100,000,000 shares; issued and outstanding, 16,759,109 shares at June 30, 2024 and 17,312,850 shares at June 30, 2023	167	173
Additional paid-in capital	59,892	75,976
Retained earnings	123,620	115,820
MasterCraft Boat Holdings, Inc. equity	183,679	191,969
Noncontrolling interest	200	120
Total equity	183,879	192,089
Total liabilities and equity	$317,984	$353,976

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended June 30
(Dollar amounts in thousands, except per share data)	2024	2023	2022
NET SALES	$366,588	$662,046	$641,609
COST OF SALES	299,491	492,333	473,419
GROSS PROFIT	67,097	169,713	168,190
OPERATING EXPENSES:
Selling and marketing	13,430	13,808	12,869
General and administrative	34,396	37,034	36,070
Amortization of other intangible assets	1,812	1,956	1,956
Impairments (Notes 5, 6, and 7)	9,827	—	1,100
Total operating expenses	59,465	52,798	51,995
OPERATING INCOME	7,632	116,915	116,195
OTHER INCOME (EXPENSE):
Interest expense	(3,292)	(2,679)	(1,471)
Interest income	5,789	3,351	—
INCOME BEFORE INCOME TAX EXPENSE	10,129	117,587	114,724
INCOME TAX EXPENSE	1,407	27,135	26,779
NET INCOME FROM CONTINUING OPERATIONS	8,722	90,452	87,945
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX (Note 3)	(922)	(21,515)	(29,731)
NET INCOME	$7,800	$68,937	$58,214

NET INCOME (LOSS) PER SHARE:
Basic
Continuing operations	$0.52	$5.13	$4.77
Discontinued operations	(0.06)	(1.22)	(1.62)
Net income	$0.46	$3.91	$3.15

Diluted
Continuing operations	$0.51	$5.09	$4.72
Discontinued operations	(0.05)	(1.21)	(1.60)
Net income	$0.46	$3.88	$3.12

WEIGHTED AVERAGE SHARES USED FOR COMPUTATION OF:
Basic earnings per share	16,930,348	17,618,797	18,455,226
Diluted earnings per share	17,038,305	17,765,117	18,636,512

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

					MasterCraft
			Additional		Boat
	Common Stock		Paid-in	Retained	Holdings,	Noncontrolling	Total
(Dollar amounts in thousands)	Shares	Amount	Capital	Earnings	Inc. Equity	Interest	Equity
Balance at June 30, 2021	18,956,719	$189	$118,930	$(11,331)	$107,788	$—	$107,788
Share-based compensation activity	79,879	1	3,099	—	3,100	—	3,100
Repurchase and retirement of common stock	(975,161)	(9)	(25,445)	—	(25,454)	—	(25,454)
Net income	—	—	—	58,214	58,214	—	58,214
Balance at June 30, 2022	18,061,437	181	96,584	46,883	143,648	—	143,648
Share-based compensation activity	123,468	1	2,452	—	2,453	—	2,453
Repurchase and retirement of common stock	(872,055)	(9)	(23,060)	—	(23,069)	—	(23,069)
Capital contribution from noncontrolling interest	—	—	—	—	—	120	120
Net income	—	—	—	68,937	68,937	—	68,937
Balance at June 30, 2023	17,312,850	173	75,976	115,820	191,969	120	192,089
Share-based compensation activity	197,202	2	281	—	283	—	283
Repurchase and retirement of common stock	(750,943)	(8)	(16,365)	—	(16,373)	—	(16,373)
Capital contribution from noncontrolling interest	—	—	—	—	—	80	80
Net income	—	—	—	7,800	7,800	—	7,800
Balance at June 30, 2024	16,759,109	$167	$59,892	$123,620	$183,679	$200	$183,879

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30
(Dollar amounts in thousands)	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,800	$68,937	$58,214
Loss from discontinued operations, net of tax	922	21,515	29,731
Net income from continuing operations	8,722	90,452	87,945
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	11,182	10,569	9,731
Share-based compensation	2,598	3,656	3,510
Unrecognized tax benefits	1,199	992	2,528
Deferred income taxes	(6,156)	9,097	(6,390)
Impairments	9,827	—	1,100
Changes in certain operating assets and liabilities
Accounts receivable	(428)	10,332	(13,010)
Inventories	10,457	868	(18,105)
Prepaid expenses and other current assets	1,503	(2,851)	(2,208)
Income taxes	(5,771)	672	4,224
Accounts payable	(7,959)	(3,258)	3,253
Accrued expenses and other current liabilities	(10,962)	16,155	10,189
Other, net	(1,643)	140	(389)
Net cash provided by operating activities of continuing operations	12,569	136,824	82,378
Net cash used in operating activities of discontinued operations	(72)	(2,628)	(9,067)
Net cash provided by operating activities	12,497	134,196	73,311

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(16,361)	(30,323)	(12,296)
Purchases of investments	(143,840)	(123,360)	—
Maturities of investments	158,411	32,750	—
Other, net	5	—	—
Net cash used in investing activities of continuing operations	(1,785)	(120,933)	(12,296)
Net cash used in investing activities of discontinued operations	—	(501)	(3,524)
Net cash used in investing activities	(1,785)	(121,434)	(15,820)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(4,500)	(3,000)	(3,000)
Repurchase and retirement of common stock	(16,257)	(22,949)	(25,454)
Borrowings on revolving credit facility	—	—	12,000
Principal payments on revolving credit facility	—	—	(45,728)
Other, net	(2,378)	(1,199)	(358)
Net cash used in financing activities of continuing operations	(23,135)	(27,148)	(62,540)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(12,423)	(14,386)	(5,049)

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	19,817	34,203	39,252
CASH AND CASH EQUIVALENTS — END OF PERIOD	$7,394	$19,817	$34,203
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest, net of amounts capitalized	$2,993	$2,425	$1,190
Cash payments for income taxes	11,611	10,053	18,833
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Activity related to sales-type lease	3,898	—	—
Capital expenditures in accounts payable and accrued expenses	726	980	706

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

Holdings has no independent operations and no material assets, other than its wholly owned equity interests in its subsidiaries, as of June 30, 2024 and 2023, and no material liabilities. As of June 30, 2024 and 2023, Holdings had no material contingencies, long-term obligations, or guarantees other than a guarantee of its subsidiaries’ long-term debt (see Note 9).

Discontinued Operations — On September 2, 2022, the Company sold substantially all of the assets and liabilities of its NauticStar segment. The disposal represented the Company’s exit from the saltwater and deck boat category, a strategic shift that has a significant effect on the Company’s operations and financial results, and as such, qualifies for reporting as discontinued operations. The NauticStar segment results, for the periods presented, are reflected in our consolidated statements of operations and consolidated statements of cash flows as discontinued operations. Additionally, the related assets and liabilities associated with the discontinued operations are classified as discontinued operations in our consolidated balance sheet for the prior period presented (see Note 3).

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

Contract Liabilities

A contract liability is created when amounts are collected prior to having completed performance obligations related to goods and services. The contract liability is reduced once the associated performance obligation has been satisfied. The difference between the opening and closing balances of the Company’s contract liabilities primarily results from the timing difference between the Company’s performance and the point at which it receives advanced payment from the customer.

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

The Company has excluded sales and other taxes assessed by a governmental authority in connection with revenue-producing activities from the determination of the transaction price for all contracts. The Company has not adjusted net sales for the effects of a significant financing component because the period between the transfer of the promised goods and the customer’s payment is expected to be one year or less.

Accounts Receivable — Accounts receivable represents amounts billed to customers under credit terms customary in its industry. The Company normally does not charge interest on its accounts receivable. The Company carries its accounts receivable at face value, net of an allowance for doubtful accounts, which the Company records on a regular basis based upon known bad debt risks and past loss history, customer payment practices and economic conditions. Actual collection experience may differ from the current estimate of net receivables. A change to the allowance for doubtful accounts may be required if a future event or other change in circumstances results in a change in the estimate of the ultimate collectability of a specific account. Amounts recorded as bad debt expense, write-offs, and recoveries were not material for the years ended June 30, 2024, 2023, and 2022.

Cash and Cash Equivalents — The Company considers all highly-liquid investments with an original maturity of three months or less to be cash and cash equivalents. The Company's cash and cash equivalents include cash deposits and money market funds. The Company’s cash deposits may at times exceed federally insured amounts.

Held-to-Maturity Securities — The Company invests excess cash balances in short-term debt securities, such as investment-grade corporate bonds. We classify our investments in debt securities based on the facts and circumstances present at the time of purchase of the securities. We subsequently reassess the appropriateness of that classification at each reporting date. As of June 30, 2024 and 2023, all of our investments in debt securities were classified as held-to-maturity and are due to mature within one year (see Note 4).

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

The Company is dependent on third-party equipment manufacturers, distributors, and dealers for certain parts and materials utilized in the manufacturing process. During the years ended June 30, 2024, 2023, and 2022, the Company purchased all engines for its MasterCraft performance sport boats under a supply agreement with a single vendor. Total purchases for all segments from this vendor were $27.2 million, $47.6 million, and $45.0 million for the years ended June 30, 2024, 2023, and 2022, respectively. During the years ended June 30, 2024, 2023, and 2022, the Company purchased outboard engines for its Aviara boats, a majority of the engines for its Crest boats, and all of the engines for its Balise boats under a supply agreement with a single vendor. Total purchases from this vendor were $13.8 million, $31.0 million, and $34.0 million for the years ended June 30, 2024, 2023, and 2022, respectively.

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

For the years ended June 30, 2024, 2023, and 2022, ranges of asset lives used for depreciation purposes are:

Buildings and improvements	7	-	40	years
Machinery and equipment	3	-	7	years
Furniture and fixtures	3	-	7	years

Goodwill and Other Intangible Assets — The Company does not amortize goodwill and other purchased intangible assets with indefinite lives, which are primarily related to trade names. The Company’s intangible assets with finite lives consist primarily of dealer networks and are carried at their estimated fair values at the time of acquisition, less accumulated amortization. Amortization is recognized on a straight-line basis over the estimated useful lives of the respective assets (see Note 7). Intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate long-lived assets described below. The Company has three reporting units, MasterCraft, Pontoon, and Aviara, which each relate to an operating segment as described in Note 14. As of June 30, 2024, all of the Company’s goodwill relates to the MasterCraft reporting unit and all of the Company’s other intangible assets relate to the MasterCraft and Pontoon reporting units.

Goodwill

Goodwill results from the excess of purchase price over the net identifiable assets of businesses acquired. The Company reviews goodwill for impairment annually, at its fiscal year-end annual impairment testing date, and whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value. As part of the impairment tests, the Company may perform a qualitative, rather than quantitative, assessment to determine whether the fair values of its reporting units are “more likely than not” to be greater than their carrying values. In performing this qualitative analysis, the Company considers various factors, including the effect of market or industry changes and the reporting units’ actual results compared to projected results.

If the fair value of a reporting unit does not meet the “more likely than not” criteria discussed above, the impairment test for goodwill is a quantitative test. This test involves comparing the fair value of the reporting unit with its carrying value. If the fair value exceeds the carrying value, goodwill is not considered impaired. If the carrying amount exceeds the fair value then the goodwill is considered impaired and an impairment loss is recognized in an amount by which the carrying value exceeds the reporting unit’s fair value, not to exceed the carrying amount of the goodwill allocated to that reporting unit.

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

During the year ended June 30, 2022, the Company recognized a $1.1 million goodwill impairment charge within the Aviara segment (see Note 7).

Other Intangible Assets

The Company’s primary intangible assets other than goodwill are dealer networks and trade names acquired in business combinations. These intangible assets are initially valued using a methodology commensurate with the intended use of the asset. The dealer networks were valued using an income approach, which requires an estimate or forecast of the expected future cash flows from the dealer network through the application of the multi-period excess earnings approach. The fair value of trade names is measured using a relief-from-royalty approach, a variation of the income approach, which requires an estimate or forecast of the expected future cash flows. This method assumes the value of the trade name is the discounted cash flows of the amount that would be paid to third parties had the Company not owned the trade name and instead licensed the trade name from another company. The basis for future sales projections for these methods are internal revenue forecasts by reporting unit, which the Company believes represent reasonable market participant assumptions. The future cash flows are discounted using an applicable Discount Rate as well as any potential risk premium to reflect the inherent risk of holding a standalone intangible asset.

The key judgements in these fair value calculations, as applicable, are: assumptions used in developing internal revenue growth and dealer expense forecasts, assumed dealer attrition rates, the selection of an appropriate royalty rate, as well as the perceived risk associated with those forecasts in determining the Discount Rate.

The costs of amortizable intangible assets, including dealer networks, are recognized over their expected useful lives, approximately ten years for the dealer networks, using the straight-line method. The dealer network intangible asset within our MasterCraft reporting unit is fully amortized. The dealer network intangible asset within our Pontoon reporting unit that is subject to amortization is evaluated for impairment if events or changes in circumstances suggest that it may be impaired. As part of the impairment test, the Company may perform a quantitative assessment to determine whether the dealer network intangible asset is impaired. If the carrying value exceeds the fair value of the asset, an impairment loss is recognized for the amount by which the carrying value exceeds the fair value of.

Intangible assets not subject to amortization, including trade names, are assessed for impairment at least annually and whenever events or changes in circumstances indicate that it is more likely than not that an asset may be impaired. As part of the annual test, the Company may perform a qualitative, rather than quantitative, assessment to determine whether each trade name intangible asset is “more likely than not” impaired. In performing this qualitative analysis, the Company considers various factors, including macroeconomic events, industry and market events and cost related events. If the “more likely than not” criteria is not met, the impairment test for indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset.

During the year ended June 30, 2022, the Company recognized $18.5 million in other intangible asset impairment charges related to the NauticStar reporting unit. These charges are included in the loss from discontinued operations (see Note 3).

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

The Company recognized $6.9 million in long-lived asset impairment charges related to the Aviara reporting unit during the year ended June 30, 2024 (see Note 6).

During the year ended June 30, 2022, the Company recognized $5.3 million in long-lived asset impairment charges related to the NauticStar reporting unit. These charges are included in the loss from discontinued operations (see Note 3).

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

Investment in Sales-Type Lease — On July 1, 2023, the Company became a lessor in a sales-type lease arrangement consisting of land valued at $3.9 million. The underlying land was derecognized as property, plant and equipment and a sales-type lease was recognized as a net investment in a lease. The net investment balances are represented as lease receivable and unguaranteed residual asset amounts on the consolidated balance sheet within other current assets and other long-term assets. Interest earned on the net investment is recognized as interest income. The initial term of the lease is ten years and interest income and annual cash flows under the arrangement are not significant to any year during the term.

Research and Development — Research and development expenditures are expensed as incurred. Research and development expense for the years ended June 30, 2024, 2023, and 2022 was $8.6 million, $8.3 million, and $7.2 million, respectively, and is included in Operating expenses in the consolidated statements of operations.

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

Deferred Debt Issuance Costs — Certain costs incurred to obtain financing are capitalized and amortized over the term of the related debt using the effective interest method. For the years ended June 30, 2024, 2023, and 2022, the Company recorded related amortization expense of $0.3 million, $0.2 million, and $0.2 million, respectively.

Share-Based Compensation — The Company records amounts for all share-based compensation, including grants of restricted stock awards and performance stock units over the vesting period in the consolidated statements of operations based on their fair values at the date of the grant. Forfeitures of share-based compensation, if any, are recognized as they occur. Share-based compensation costs are included in Selling and marketing and General and administrative expense in the consolidated statements of operations. See Note 11 – Share-Based Compensation for a description of the Company’s accounting for share-based compensation plans.

Advertising — Advertising costs are expensed when the advertising first takes place. Advertising expense recognized during the years ended June 30, 2024, 2023, and 2022, was $5.8 million, $5.7 million, and $4.4 million, respectively, and is included in Selling and marketing expenses in the consolidated statements of operations.

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

Postretirement Benefits — The Company has a defined contribution plan and makes contributions including matching and discretionary contributions which are based on various percentages of compensation, and in some instances are based on the amount of the employees' contributions to the plans. The expense related to the defined contribution plan was $1.6 million, $1.9 million, and $1.7 million for the years ended June 30, 2024, 2023, and 2022, respectively.

New Accounting Pronouncements Issued But Not Yet Adopted

Segment Reporting — Accounting Standard Update (“ASU”) No. 2023-07, Improvements to Reportable Segment Disclosures, requires incremental disclosures about an entity’s reportable segments but does not change the definition of a segment or the guidance for determining reportable segments. The new guidance requires disclosure of significant segment expenses that are (1) regularly provided to (or easily computed from information regularly provided to) the chief operating decision maker (“CODM”) and (2) included in the reported measure of segment profit or loss. The new standard also allows companies to disclose multiple measures of segment profit or loss if those measures are used to assess performance and allocate resources. This update is effective for fiscal years beginning after December 31, 2023, or fiscal 2025 for the Company, and should be adopted retrospectively unless impracticable. The Company is currently evaluating the impact, if any, that the adoption of this standard will have on financial disclosures.

Income Taxes — ASU No. 2023-09, Improvements to Income Tax Disclosures, requires entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and provide more details about the reconciling items in some categories if items meet a quantitative threshold. Entities would have to provide qualitative disclosures about the new categories. The guidance will require all entities to disclose income taxes paid, net of refunds, disaggregated by federal (national), state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold. The guidance makes several other changes to the disclosure requirements. Entities are required to apply the guidance prospectively, with the option to apply it retrospectively. The guidance is effective for annual periods beginning after December 15, 2024, or fiscal 2026 for the Company. The Company is currently evaluating the impact, if any, that the adoption of this standard will have on financial disclosures.

2. REVENUE RECOGNITION

The following tables present the Company’s net sales by major product category for each reportable segment.

	Year Ended June 30, 2024
	MasterCraft	Pontoon	Aviara	Total
Major Product Categories:
Boats and trailers	$245,963	$57,832	$44,237	$348,032
Parts	13,567	1,242	—	14,809
Other revenue	3,206	541	—	3,747
Total	$262,736	$59,615	$44,237	$366,588

	Year Ended June 30, 2023
	MasterCraft	Pontoon	Aviara	Total
Major Product Categories:
Boats and trailers	$452,903	$139,654	$52,143	$644,700
Parts	13,922	1,070	—	14,992
Other revenue	1,831	523	—	2,354
Total	$468,656	$141,247	$52,143	$662,046

	For Year Ended June 30, 2022
	MasterCraft	Pontoon	Aviara	Total
Major Product Categories:
Boats and trailers	$450,734	$138,841	$34,723	$624,298
Parts	13,170	962	—	14,132
Other revenue	2,123	1,056	—	3,179
Total	$466,027	$140,859	$34,723	$641,609

For fiscal 2024, the Company’s top ten dealers accounted for approximately 40% of our net sales and one of our dealers individually accounted for 15.1%, or approximately $55.5 million. For fiscal 2023, the Company’s top ten dealers accounted for approximately 40% of our net sales and one of our dealers individually accounted for 14.9% or approximately $98.6 million. For fiscal 2022, the Company’s top ten dealers accounted for approximately 30% of our net sales and none of our dealers individually accounted for more than 10% of our total net sales.

On a consolidated basis, sales outside of North America accounted for 5.9%, 4.6%, and 5.5% of the Company’s net sales for the years ended June 30, 2024, 2023, and 2022, respectively. The Company had no significant concentrations of sales to individual dealers or in countries outside of North America during the years ended June 30, 2024, 2023, and 2022.

Contract Liabilities

As of June 30, 2024, the Company had $4.1 million of contract liabilities associated with customer deposits and telematic services reported in Accrued expenses and other current liabilities and Other long-term liabilities on the consolidated balance sheet. The Company expects to recognize $2.0 million of this amount during the year ending June 30, 2025, and $2.1 million thereafter. As of June 30, 2023, total contract liabilities were $3.3 million. During the year ended June 30, 2024, $1.5 million of this amount was recognized as revenue.

See Note 1 for a description of the Company’s significant revenue recognition policies and Note 14 for a description of the Company’s segments.

3. DISCONTINUED OPERATIONS

On September 2, 2022, the Company sold its NauticStar business to certain affiliates of Iconic Marine Group, LLC (“Purchaser”). Pursuant to the terms of the purchase agreement, substantially all of the assets of NauticStar were sold, including, among other things, all of the issued and outstanding membership interests in its wholly-owned subsidiary NS Transport, LLC, all owned real property, equipment, inventory, intellectual property and accounts receivable, and the Purchaser assumed substantially all of the liabilities of NauticStar, including, among other things, product liability and warranty claims.

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

During the year ended June 30, 2023, the Company recognized a $22.5 million loss on sale. The final settlement of the purchase price was subject to customary working capital adjustments that had been in arbitration as of June 30, 2023, but were settled in October 2023 without a significant impact to the loss on sale previously recorded. Under the terms of the settlement, the agreed upon amounts will be paid in installments through July 2025. The value of the assets and liabilities that were retained at the time of sale, which were primarily related to certain claims, are subject to change. Certain of these claims have been settled or are expected to settle for higher amounts than previously estimated, with the related activity being recorded as discontinued operations.

The following table summarizes the results of discontinued operations for the following periods:

	Fiscal Year Ended
	June 30,	June 30,	June 30,
	2024	2023	2022
NET SALES	$81	$7,766	$66,253
COST OF SALES	231	10,253	72,081
GROSS LOSS	(150)	(2,487)	(5,828)
OPERATING EXPENSES:
Selling, general and administrative	1,229	2,859	6,645
Amortization of other intangible assets	—	—	2,032
Impairments	—	—	23,833
Total operating expenses	1,229	2,859	32,510
OPERATING LOSS	(1,379)	(5,346)	(38,338)
Gain (loss) on sale of discontinued operations	187	(22,487)	—
LOSS BEFORE INCOME TAX BENEFIT	(1,192)	(27,833)	(38,338)
INCOME TAX BENEFIT	270	6,318	8,607
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	$(922)	$(21,515)	$(29,731)

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

4. HELD-TO-MATURITY SECURITIES

We invest a portion of our cash and cash equivalents in short-term investments, which primarily consist of investment grade corporate bonds. We have the ability and intention to hold these investments until maturity and therefore have classified these investments as held-to-maturity and recorded them at amortized cost and presented them in “Held-to-maturity securities” on our consolidated balance sheets as of June 30, 2024, and 2023. The income recognized for these investments is recorded within interest income on the consolidated statements of operations.

The following tables summarize investments held by the Company as of:

	June 30, 2024
	Amortized
	Cost / Net	Gross	Gross	Estimated
	Carrying	Unrealized	Unrealized	Fair
	Amount	Gains	Losses	Value
Held-to-maturity securities:
Fixed income securities:
Corporate bonds	$78,846	$2	$(82)	$78,766
Total held-to-maturity securities	$78,846	$2	$(82)	$78,766

	June 30, 2023
	Amortized
	Cost / Net	Gross	Gross	Estimated
	Carrying	Unrealized	Unrealized	Fair
	Amount	Gains	Losses	Value
Held-to-maturity securities:
Fixed income securities:
Corporate bonds	$81,743	$1	$(160)	$81,584
U.S. treasury bills	9,817	31	(1)	9,847
Total held-to-maturity securities	$91,560	$32	$(161)	$91,431

5. INVENTORIES

Inventories consisted of the following:

	June 30,	June 30,
	2024	2023
Raw materials and supplies	$29,750	$40,201
Work in process	7,340	9,465
Finished goods	9,597	10,335
Obsolescence reserve	(2,420)	(1,703)
Total inventories	$44,267	$58,298

During the fourth quarter of fiscal 2024, the Company identified an indication of impairment related to its Aviara segment. In analyzing future cash flows used in the impairment analysis, the Company identified excess inventory not expected to be used in future production. As a result, the Company recognized a $2.4 million write-off to reduce inventory amounts to their net realizable value. See Note 6 for further information related to the impairment analysis.

6. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, net consisted of the following:

	June 30,	June 30,
	2024	2023
Land and improvements	$7,587	$10,456
Buildings and improvements	51,256	46,759
Machinery and equipment	32,858	40,632
Furniture and fixtures	5,658	5,284
Construction in progress	10,295	10,180
Total property, plant, and equipment	107,654	113,311
Less accumulated depreciation	(33,841)	(35,390)
Property, plant, and equipment — net	73,813	$77,921

Depreciation expense for the years ended June 30, 2024, 2023, and 2022 was $9.4 million, $8.6 million, and $7.7 million, respectively.

Our Aviara segment experienced a material reduction in expected future orders near the end of the fourth quarter of fiscal 2024. This reduced outlook for future demand, and related cost inefficiencies of lower production levels, resulted in an impairment trigger related to the Aviara reporting unit.

Accordingly, we then performed an undiscounted cash flow analysis for the asset group related to the Aviara reporting unit that considered projected cash flows from continuing to operate the assets through their remaining estimated useful lives, a potential sale, and a potential exit of the business other than through a sale and concluded that the carrying value of the asset group was not recoverable. The fair value of the fixed assets, which primarily are comprised of land, building, machinery and equipment, was estimated using fair value techniques, resulting in an impairment charge of $6.9 million against the asset group’s fixed assets.

As a result of our impairment analyses, we recorded total impairment charges of $9.8 million related to the Aviara reporting unit’s property, plant, equipment, inventory, and other assets.

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

As of June 30, 2024, our annual impairment test date, the Company performed a qualitative assessment and identified no events or circumstances that indicated that there existed a more likely than not probability of impairment of goodwill within our MasterCraft segment.

The following table presents the carrying amounts of goodwill as of June 30, 2024 and 2023 for each of the Company’s reportable segments.

	Gross Amount	Accumulated Impairment Losses	Total
MasterCraft	$28,493	$—	$28,493
Pontoon	36,238	(36,238)	—
Aviara	1,100	(1,100)	—
Total	$65,831	$(37,338)	$28,493

Other Intangible Assets

The following table presents the carrying amount of Other intangible assets, net as of June 30, 2024 and 2023.

	June 30,			June 30,
	2024			2023
	Gross Amount	Accumulated Amortization / Impairment	Other intangible assets, net	Gross Amount	Accumulated Amortization / Impairment	Other intangible assets, net
Amortized intangible assets
Dealer networks	$19,500	$(11,850)	$7,650	$19,500	$(10,050)	$9,450
Software	245	(245)	—	245	(233)	12
	19,745	(12,095)	7,650	19,745	(10,283)	9,462

Unamortized intangible assets
Trade names	33,000	(7,000)	26,000	33,000	(7,000)	26,000
Total other intangible assets	$52,745	$(19,095)	$33,650	$52,745	$(17,283)	$35,462

As of June 30, 2024, our annual impairment test date, the Company performed a qualitative assessment on our indefinite-lived intangible assets and identified no events or circumstances that indicated that there existed a more likely than not probability of impairment of trade names within our MasterCraft and Pontoon segments. Additionally, the Company performed a quantitative assessment on our definite-lived intangible asset that is not fully amortized and concluded the fair value of the dealer network exceeded the carrying value.

Amortization expense related to Other intangible assets, net for the year ended June 30, 2024 was $1.8 million and for each of the years ended June 30, 2023 and June 30, 2022 was $2.0 million.

The following table presents estimated future amortization expense for the next five fiscal years and thereafter.

Fiscal years ending June 30,
2025	$1,800
2026	1,800
2027	1,800
2028	1,800
2029	450
Total	$7,650

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	June 30,	June 30,
	2024	2023
Warranty	$29,097	$31,780
Dealer incentives	18,122	24,987
Compensation and related accruals	5,044	5,838
Contract liabilities	2,034	1,477
Inventory repurchase contingent obligation	1,657	1,515
Self-insurance	1,216	1,586
Liabilities retained associated with discontinued operations	309	690
Other	3,905	4,623
Total accrued expenses and other current liabilities	$61,384	$72,496

Accrued warranty liability activity was as follows:

	June 30,	June 30,
	2024	2023
Balance at the beginning of the period	$31,780	$25,824
Provisions	8,087	15,302
Payments made	(14,692)	(12,899)
Changes for pre-existing warranties	3,922	3,553
Balance at the end of the period	$29,097	$31,780

9. LONG-TERM DEBT

Long-term debt outstanding was as follows:

	June 30,	June 30,
	2024	2023
Term loan	$49,500	$54,000
Debt issuance costs on term loan	(239)	(324)
Total debt	49,261	53,676
Less current portion of long-term debt	4,500	4,500
Less current portion of debt issuance costs on term loan	(126)	(119)
Long-term debt, net of current portion	$44,887	$49,295

On June 28, 2021, the Company entered into a credit agreement with a syndicate of certain financial institutions (the “Credit Agreement”). The Credit Agreement provides the Company with a $160.0 million senior secured credit facility, consisting of a $60.0 million term loan (the “Term Loan”) and a $100.0 million revolving credit facility (the “Revolving Credit Facility”). The Credit Agreement refinanced and replaced the Fourth Amended Credit Agreement, which had been in place prior to the Credit Agreement.

The Credit Agreement contains a number of covenants that, among other things, restrict the Company’s ability to, subject to specified exceptions, incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve; engage in businesses that are not in a related line of business; make loans, advances or guarantees; pay dividends or make other distributions; engage in transactions with affiliates; and make investments. The Company is also required to maintain a minimum fixed charge coverage ratio and a maximum net leverage ratio (the “covenant ratios”). Adherence to covenant ratios applies to both the Term Loan and availability to draw under the Revolving Credit Facility.

On August 31, 2022, the Company entered into the Second Amendment to the Credit Agreement to obtain the necessary consents and waivers to the restrictions described above in the covenants of the Credit Agreement, as related to the sale of the NauticStar business on September 2, 2022, as discussed in Note 3.

On October 4, 2023, the Company entered into the Third Amendment to the Credit Agreement to exclude certain amounts of stock repurchases during the fiscal year ended June 30, 2024 from the calculation of the minimum fixed charge coverage ratio.

The Credit Agreement, as amended, bears interest, at the Company’s option, at either the prime rate plus an applicable margin ranging from 0.25% to 1.00% or at an adjusted benchmark rate plus an applicable margin ranging from 1.25% to 2.00%, in each case based on the Company’s net leverage ratio. The Company is also required to pay a commitment fee for any unused portion of the revolving credit facility ranging from 0.15% to 0.30% based on the Company’s net leverage ratio. As of June 30, 2024 and 2023, the effective interest rate on borrowings outstanding was 6.69% and 6.50%, respectively.

The Credit Agreement will mature and all remaining amounts outstanding thereunder will be due and payable on June 28, 2026. As of June 30, 2024, the Company was in compliance with its financial covenants under the Credit Agreement.

Revolving Credit Facility

As of June 30, 2024, and 2023, the Company had no amounts outstanding on its Revolving Credit Facility and had remaining availability of $100.0 million.

Maturities for the Term Loan subsequent to June 30, 2024 are as follows:

2025	$4,500
2026	45,000
Total	$49,500

Subsequent to June 30, 2024, and prior to the issuance of these audited financials on Form 10-K, the Company was in discussions with its bank group regarding an amendment to the Credit Agreement. The anticipated amendment entails obtaining the necessary consents and waivers to the restrictions described above in the covenants of the Credit Agreement, as related to the Aviara asset exchange and plans to sell certain facility assets, in addition to a waiver to the covenant ratios for certain future periods as a result of anticipated decreases in earnings. The Company currently expects to complete the amendment process in the first quarter of fiscal 2025. The amendment process remains subject to completion of final documentation and credit approval by the bank group and, accordingly, the Company cannot be certain that it will be able to complete the amendment process.

If the Company does not complete the amendment process, the Company has cash and held-to-maturity securities in excess of total debt and thus believes that it will have sufficient liquidity on hand to continue to fund operations and repay the borrowings outstanding under the Credit Agreement.

10. INCOME TAXES

The Company’s sources of earnings before income taxes are primarily derived in the U.S. Earnings in jurisdictions outside of the U.S. were not significant during each of the years ended June 30, 2024, 2023 and 2022.

For the years ended June 30, the components of the provision for income taxes for continuing operations are as follows:

	2024	2023	2022
Current income tax expense:
Federal	$5,858	$25,115	$22,563
State	1,709	5,728	5,680
Total current tax expense	$7,567	$30,843	$28,243
Deferred tax benefit:
Federal	$(5,302)	$(3,739)	$(1,044)
State	(858)	31	(413)
Foreign	—	—	(7)
Total deferred tax benefit	(6,160)	(3,708)	(1,464)
Income tax expense	$1,407	$27,135	$26,779

The difference between the statutory and the effective federal tax rate related to continuing operations for the periods below is attributable to the following:

	2024	2023	2022
Statutory income tax rate	21.00%	21.00%	21.00%
State taxes (net of federal income tax benefit and valuation allowance)	(4.04%)	2.20%	1.76%
Uncertain tax positions	9.89%	1.90%	1.99%
Permanent differences	2.12%	(0.90%)	(0.69%)
Tax credits	(11.41%)	(0.93%)	(0.66%)
Change in valuation allowance	—	—	(0.03%)
Return to provision true-ups and rate changes	(3.00%)	(0.19%)	0.15%
Other	(0.68%)	—	(0.18%)
Effective income tax rate	13.88%	23.08%	23.34%

As of June 30, 2024, and 2023, a summary of the significant components of the Company’s deferred tax assets and liabilities was as follows:

	2024	2023
Deferred tax assets:
Capitalized research costs	$7,666	$1,835
Warranty reserves	6,802	7,448
Accrued selling	2,755	2,177
Intangible asset basis difference	2,549	3,224
Unrecognized tax benefits	1,543	1,328
Net operating loss	1,081	750
Stock compensation	559	1,463
Other	3,073	1,967
Total deferred tax assets	26,028	20,192
Valuation allowance	(2)	(2)
Total deferred tax assets, net of the valuation allowance	26,026	20,190
Deferred tax liabilities:
Depreciation	(6,220)	(6,201)
Other	(1,222)	(1,561)
Total deferred tax liabilities	(7,442)	(7,762)
Net deferred tax assets	$18,584	$12,428

As of June 30, 2024, the Company has state net operating loss (NOL) carryforwards of $23.0 million. Of this amount, $0.4 million expire in varying years ranging from June 30, 2038 to June 30, 2039, while the remainder can be carried forward indefinitely.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding accrued amounts for interest and penalties, is as follows:

	2024	2023
Balance at July 1	$6,232	$5,513
Additions based on tax positions related to the current year	852	1,289
Additions for tax positions of prior years	27	30
Reductions for tax positions of prior years	(250)	(600)
Balance at June 30	$6,861	$6,232

Of this total, $5.9 million and $5.4 million as of June 30, 2024 and 2023, respectively, represent the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The total amount of interest and penalties recorded in the consolidated statements of operations for the years ended June 30, 2024, 2023, and 2022 was an expense of $0.5 million, $0.2 million, and $0.2 million, respectively. The amounts accrued for interest and penalties at June 30, 2024 and 2023 were $1.7 million and $1.1 million, respectively, and are presented in unrecognized tax positions on the accompanying consolidated balance sheets.

In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of June 30, 2024, the Company has not made a current provision for U.S. or additional foreign withholding taxes on investments in foreign subsidiaries that are indefinitely reinvested. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances.

The Company and its subsidiaries are subject to U.S. federal income tax, as well as various other state income taxes and foreign income taxes. The federal income tax returns for the years ended June 30, 2021 through 2023 are subject to examination by the Internal Revenue Service. For state purposes, the statutes of limitation vary by jurisdiction. With few exceptions, the Company is no longer subject to examination by taxing authorities for years before June 30, 2021. The Company expects the total amount of unrecognized benefits to increase by approximately $0.1 million in the next twelve months. The Company records unrecognized tax benefits as liabilities and adjusts these liabilities when its judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.

11. SHARE-BASED COMPENSATION

The 2015 Incentive Award Plan (“2015 Plan”) provides for the grant of stock options, including incentive stock options, and nonqualified stock options (“NSOs”), restricted stock, dividend equivalents, stock payments, restricted stock units, restricted stock awards (“RSAs”), deferred stock, deferred stock units, performance awards, stock appreciation rights, performance stock units (“PSUs”), and cash awards. As of June 30, 2024, there were 848,175 shares available for issuance under the 2015 Plan.

The following table presents the components of share-based compensation expense within continuing operations by award type for the years ended June 30, 2024, 2023, and 2022.

	2024	2023	2022
Restricted stock awards	$3,014	$2,283	$1,684
Performance stock units	(416)	1,373	1,826
Share-based compensation expense (benefit)	$2,598	$3,656	$3,510

The amount of compensation cost the Company recognizes over the requisite service period is based on the Company’s best estimate of the achievement of the performance conditions and can fluctuate over time.

The following table presents the income tax benefit (expense) related to share-based compensation expense within continuing operations recognized by award type for the years ended June 30, 2024, 2023, and 2022.

	2024	2023	2022
Restricted stock awards	$511	$530	$383
Performance stock units	(71)	319	416
Share-based compensation expense (benefit)	$440	$849	$799

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

The fair value of RSAs vested during the years ended June 30, 2024, 2023, and 2022 was $2.9 million, $3.2 million, and $2.4 million, respectively. A summary of RSA activity within continuing operations for these years is as follows:

	Number of Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value
Total Non-vested Restricted Stock Awards at June 30, 2021	118,193	$19.42
Granted	95,753	25.04
Vested	(99,004)	22.01
Forfeited	(8,534)	24.65
Total Non-vested Restricted Stock Awards at June 30, 2022	106,408	21.65
Granted	104,657	23.91
Vested	(112,789)	22.10
Forfeited	(6,369)	21.83
Total Non-vested Restricted Stock Awards at June 30, 2023	91,907	23.66
Granted	181,706	21.33
Vested	(146,650)	22.15
Forfeited	(22,591)	23.43
Total Non-vested Restricted Stock Awards at June 30, 2024	104,372	21.76

As of June 30, 2024, there was $2.1 million of total unrecognized compensation expense related to non-vested RSAs. The Company expects this expense to be recognized over a weighted average period of 2.2 years.

Performance Stock Units

During the years ended June 30, 2024, 2023, and 2022, the Company granted performance shares to certain employees. The awards will be earned based on the Company’s achievement of certain performance criteria over a three-year performance period. The performance period for the awards commences on July 1 of the fiscal year in which they were granted and continues for a three-year period, ending on June 30 of the applicable year. The probability of achieving the performance criteria is assessed quarterly. Following the determination of the Company’s achievement with respect to the performance criteria, the amount of shares awarded will be subject to adjustment based on the application of a total shareholder return (“TSR”) modifier. The grant date fair value is determined based on both the assessment of the probability of the Company’s achieving the performance criteria and an estimate of the expected TSR modifier. The TSR modifier estimate is determined by using a Monte Carlo Simulation model, which considers the likelihood of all possible outcomes of long-term market performance. The amount of compensation cost the Company recognizes over the requisite service period is based on management’s best estimate of the achievement of the performance criteria.

The fair value of PSUs vested during the years ended June 30, 2024, 2023, and 2022 was $0.7 million, $1.7 million, and $2.1 million, respectively. A summary of PSU activity within continuing operations for these years is as follows:

	Number of Performance Stock Units	Weighted Average Grant Date Fair Value
Total Non-vested Performance Stock Units at June 30, 2021	160,285	$21.03
Granted	53,842	28.73
Vested	(99,860)	20.16
Forfeited	(9,077)	26.71
Total Non-vested Performance Stock Units at June 30, 2022	105,190	25.30
Granted	76,567	26.08
Vested	(56,790)	22.38
Forfeited	(1,996)	26.15
Total Non-vested Performance Stock Units at June 30, 2023	122,971	27.12
Granted	86,555	21.62
Vested	(39,554)	28.71
Forfeited	(30,062)	24.84
Total Non-vested Performance Stock Units at June 30, 2024	139,910	23.62

As of June 30, 2024, there was no unrecognized compensation expense related to non-vested PSUs.

Nonqualified Stock Options

In July 2015, the Company granted 137,786 NSOs to certain employees. As of July 2019, all outstanding options were fully vested and exercisable. All outstanding options were exercised as of June 30, 2023. A summary of NSO activity within continuing operations for these years is as follows:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Yrs.)	Value
Outstanding at June 30, 2021	24,440	$10.70	4.1	$381
Granted	—
Exercised	(9,294)	10.70
Forfeited or expired	—
Outstanding at June 30, 2022	15,146	10.70	3.1	157
Granted	—
Exercised	(15,146)	10.70
Forfeited or expired	—
Outstanding at June 30, 2023	—

12. COMMITMENTS AND CONTINGENCIES

Repurchase Obligations

Under certain conditions, the Company is obligated to repurchase new inventory repossessed from dealerships by financial institutions that provide credit to the Company’s dealers. See Note 1 for more information regarding the terms and accounting policies related to this obligation. The Company’s obligations under such floor plan agreements are subject to various calculations and caps based on amounts currently owed by dealers to these financial institutions and, based on such terms, totaled approximately $42.0 million and $53.1 million as of June 30, 2024 and June 30, 2023, respectively. We incurred no material impact from repurchase events during the years ended June 30, 2024, 2023, and 2022. The Company recorded a repurchase liability of $1.7 million and $1.6 million as of June 30, 2024 and 2023, respectively.

Purchase Commitments

The Company is engaged in an exclusive contract with a single vendor to provide engines for its MasterCraft performance sport boats. This contract makes this vendor the only supplier to MasterCraft for in-board engines and expires June 30, 2025. The Company is obligated to purchase a minimum number of engines for each model year under this contract. The Company could also be required to pay a penalty to this vendor in order to maintain exclusivity if annual purchases under the agreement fail to meet a certain volume threshold. We incurred no penalties related to purchase commitments during the years ended June 30, 2024, 2023, and 2022.

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

The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term. The Company may enter into lease agreements that contain both lease and non-lease components, which it has elected to account for as a single lease component for all asset classes.

The lease-related balances as of June 30, 2024 and 2023, and activity and costs during the periods presented are not material.

Legal Proceedings

The Company is subject to various litigation, claims and proceedings, which have arisen in the ordinary course of business. The Company accrues for litigation, claims and proceedings when a liability is both probable and the amount can be reasonably estimated.

As of June 30, 2024, the Company’s accruals for litigation matters are not material. While these matters are subject to inherent uncertainties, management believes that current litigation, claims and proceedings, individually and in aggregate, and after considering expected insurance reimbursements, are not likely to have a material adverse impact on the Company’s financial position, results of operations or cash flows.

13. EARNINGS PER SHARE AND COMMON STOCK

The factors used in the earnings per share computation are as follows:

	2024	2023	2022
Net income from continuing operations	$8,722	$90,452	$87,945
Loss from discontinued operations, net of tax	(922)	(21,515)	(29,731)
Net income	$7,800	$68,937	$58,214

Weighted average shares — basic	16,930,348	17,618,797	18,455,226
Dilutive effect of assumed exercises of stock options	—	5,270	11,110
Dilutive effect of assumed restricted share awards/units	107,957	141,050	170,176
Weighted average outstanding shares — diluted	17,038,305	17,765,117	18,636,512
Basic net income (loss) per share
Continuing operations	$0.52	$5.13	$4.77
Discontinued operations	(0.06)	(1.22)	(1.62)
Net income	$0.46	$3.91	$3.15
Diluted net income (loss) per share
Continuing operations	$0.51	$5.09	$4.72
Discontinued operations	(0.05)	(1.21)	(1.60)
Net income	$0.46	$3.88	$3.12

For the years ended June 30, 2024, 2023, and 2022, an immaterial number of shares were excluded from the computation of diluted earnings per share as the effect would have been anti-dilutive.

Stock Repurchase Program

On June 24, 2021, the board of directors of the Company authorized a stock repurchase program that allows for the repurchase of up to $50.0 million of the Company’s common stock during the three-year period ended June 24, 2024. As of June 30, 2023, $1.6 million remained available under this program, all of which was fully utilized during the fiscal 2024 first quarter ended October 1, 2023.

On July 24, 2023, the board of directors of the Company authorized a new share repurchase program under which the Company may repurchase up to $50 million of its outstanding shares of common stock. The new authorization became effective upon the completion of the Company’s existing $50 million share repurchase authorization. As of June 30, 2024, $35.4 million remained available under the new authorization.

During the fiscal years ended June 30, 2024, 2023 and 2022, the Company repurchased 750,943 shares, 872,055 shares and 975,161 shares of common stock for $16.3 million, $22.9 million and $25.5 million in cash, including related fees and expenses.

14. SEGMENT INFORMATION

During the fourth quarter of fiscal 2024, the Company changed the name of its “Crest” operating segment to “Pontoon.” The segment name change had no impact on the composition of the Company's segments or on previously reported financial position, results of operations, cash flows or segment operating results.

Operating segments are identified as components of an enterprise about which discrete financial information is available for evaluation by the CODM in making decisions on how to allocate resources and assess performance. For the year ended June 30, 2024, the Company’s CODM regularly assessed the operating performance of the Company’s boat brands under three operating and reportable segments:

•
The MasterCraft segment produces boats at its Vonore, Tennessee facility. These are premium recreational performance sport boats primarily used for water skiing, wakeboarding, wake surfing, and general recreational boating.
•
The Pontoon segment produces pontoon boats at its Owosso, Michigan facility. Pontoon boats are primarily used for general recreational boating.
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

Selected financial information for the Company’s reportable segments was as follows:

	For the Year Ended June 30, 2024
	MasterCraft	Pontoon	Aviara	Consolidated
Net sales	$262,736	$59,615	$44,237	$366,588
Operating income (loss)	29,573	(2,097)	(19,844)	7,632
Depreciation and amortization	5,109	3,266	2,807	11,182
Impairments	—	—	9,827	9,827
Purchases of property, plant and equipment	7,912	2,613	5,836	16,361

	For the Year Ended June 30, 2023
	MasterCraft	Pontoon	Aviara	Consolidated
Net sales	$468,656	$141,247	$52,143	$662,046
Operating income (loss)	101,324	20,106	(4,515)	116,915
Depreciation and amortization	5,555	2,841	2,173	10,569
Purchases of property, plant and equipment	17,414	7,149	5,760	30,323

	For the Year Ended June 30, 2022
	MasterCraft	Pontoon	Aviara	Consolidated
Net sales	$466,027	$140,859	$34,723	$641,609
Operating income (loss)	105,341	19,892	(9,038)	116,195
Depreciation and amortization	4,968	2,665	2,098	9,731
Impairment	—	—	1,100	1,100
Purchases of property, plant and equipment	6,642	4,193	1,461	12,296

The following table presents total assets for the Company’s reportable segments as of June 30, 2024 and 2023.

	June 30, 2024	June 30, 2023
Assets:
MasterCraft	$233,088	$259,201
Pontoon	51,994	53,435
Aviara	32,902	41,340
Total assets	$317,984	$353,976

15. SUBSEQUENT EVENT

On August 8, 2024, the Company announced that it had entered into an asset exchange agreement, pursuant to which it will transfer rights to its Aviara brand of luxury dayboats and certain related assets to a subsidiary of MarineMax (the “Aviara Transaction”). The Aviara Transaction is subject to customary closing conditions, and is expected to close in the first quarter of fiscal 2025. Following consummation of the Aviara Transaction, we intend to close the Merritt Island facility and offer the property for open market sale. The Company intends to classify Aviara as discontinued operations beginning in the first quarter of fiscal 2025.