Form 10-Q
period 2024-09-29
MasterCraft Boat Holdings, Inc.
filed 2024-11-07
CIK 1638290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 29, 2024

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

As of November 1, 2024, there were 16,795,781 shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding.

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on assumptions that we have made considering our industry experience and our perceptions of historical trends, current conditions, expected future developments and other important factors we believe are appropriate under the circumstances. As you read and consider this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many important factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance anticipated in the forward-looking statements, including but not limited to the following: changes in interest rates, general economic conditions, political uncertainty (including as a result of the upcoming 2024 elections), demand for our products, inflation, changes in consumer preferences, competition within our industry, our ability to maintain a reliable network of dealers, elevated inventories resulting in increased costs for dealers, our ability to manage our manufacturing levels and our fixed cost base, the successful introduction of our new products, including our new Balise brand, the success of our strategic divestments, geopolitical conflicts, such as the conflict between Russia and Ukraine, the conflict in the Gaza Strip and general unrest in the Middle East, financial institution disruptions and the other important factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, filed with the Securities and Exchange Commission (“SEC”) on August 30, 2024 (our “2024 Annual Report”). Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual operating and financial performance may vary in material respects from the performance projected in these forward-looking statements.

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

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	September 29,	October 1,
(Dollar amounts in thousands, except per share data)	2024	2023
NET SALES	$65,359	$94,305
COST OF SALES	53,561	71,830
GROSS PROFIT	11,798	22,475
OPERATING EXPENSES:
Selling and marketing	2,874	3,084
General and administrative	7,470	8,376
Amortization of other intangible assets	450	462
Total operating expenses	10,794	11,922
OPERATING INCOME	1,004	10,553
OTHER INCOME (EXPENSE):
Interest expense	(987)	(878)
Interest income	1,192	1,352
INCOME BEFORE INCOME TAX EXPENSE	1,209	11,027
INCOME TAX EXPENSE	193	2,496
INCOME FROM CONTINUING OPERATIONS	1,016	8,531
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX (Note 3)	(6,161)	(2,336)
NET INCOME (LOSS)	$(5,145)	$6,195

INCOME (LOSS) PER SHARE:
Basic
Continuing operations	$0.06	$0.50
Discontinued operations	(0.37)	(0.14)
Net income (loss)	$(0.31)	$0.36

Diluted
Continuing operations	$0.06	$0.50
Discontinued operations	(0.37)	(0.14)
Net income (loss)	$(0.31)	$0.36

WEIGHTED AVERAGE SHARES USED FOR COMPUTATION OF:
Basic earnings per share	16,544,941	17,156,283
Diluted earnings per share	16,544,941	17,224,608

Notes to Unaudited Condensed Consolidated Financial Statements form an integral part of the condensed consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 29,	June 30,
(Dollar amounts in thousands, except per share data)	2024	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,160	$7,394
Held-to-maturity securities (Note 4)	68,649	78,846
Accounts receivable, net of allowance of $164 and $101, respectively	13,538	11,455
Income tax receivable	1,275	499
Inventories, net (Note 5)	37,296	36,972
Prepaid expenses and other current assets	6,475	8,686
Current assets held-for-sale (Note 3)	4,980	11,222
Total current assets	146,373	155,074
Property, plant and equipment, net (Note 6)	52,498	52,314
Goodwill (Note 7)	28,493	28,493
Other intangible assets, net (Note 7)	33,200	33,650
Deferred income taxes	18,761	18,584
Deferred debt issuance costs, net	432	272
Other long-term assets	8,103	7,917
Non-current assets held-for-sale (Note 3)	21,287	21,680
Total assets	$309,147	$317,984
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	13,052	10,431
Income tax payable	4	—
Accrued expenses and other current liabilities (Note 8)	50,241	55,068
Current portion of long-term debt, net of unamortized debt issuance costs (Note 9)	—	4,374
Current liabilities held-for-sale (Note 3)	9,671	8,063
Total current liabilities	72,968	77,936
Long-term debt, net of unamortized debt issuance costs (Note 9)	49,500	44,887
Unrecognized tax positions	8,390	8,549
Other long-term liabilities	2,462	2,551
Long-term liabilities held-for-sale (Note 3)	180	182
Total liabilities	133,500	134,105
COMMITMENTS AND CONTINGENCIES
EQUITY:
Common stock, $.01 par value per share — authorized, 100,000,000 shares; issued and outstanding, 16,816,392 shares at September 29, 2024 and 16,759,109 shares at June 30, 2024	168	167
Additional paid-in capital	56,804	59,892
Retained earnings	118,475	123,620
MasterCraft Boat Holdings, Inc. equity	175,447	183,679
Noncontrolling interest	200	200
Total equity	175,647	183,879
Total liabilities and equity	$309,147	$317,984

Notes to Unaudited Condensed Consolidated Financial Statements form an integral part of the condensed consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Additional Paid-in	Retained	MasterCraft Boat Holdings, Inc.	Noncontrolling	Total
(Dollar amounts in thousands)	Shares	Amount	Capital	Earnings	Equity	Interest	Equity
Balance at June 30, 2024	16,759,109	$167	$59,892	$123,620	$183,679	$200	$183,879
Share-based compensation activity	240,912	3	421	—	424	—	424
Repurchase and retirement of common stock	(183,629)	(2)	(3,509)	—	(3,511)	—	(3,511)
Net loss	—	—	—	(5,145)	(5,145)	—	(5,145)
Balance at September 29, 2024	16,816,392	$168	$56,804	$118,475	$175,447	$200	$175,647

					MasterCraft Boat
	Common Stock		Additional Paid-in	Retained	Holdings, Inc.	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Equity	Interest	Equity
Balance at June 30, 2023	17,312,850	$173	$75,976	$115,820	$191,969	$120	$192,089
Share-based compensation activity	185,055	—	(683)	—	(683)	—	(683)
Repurchase and retirement of common stock	(241,764)	(2)	(5,783)	—	(5,785)	—	(5,785)
Capital contribution from noncontrolling interest	—	—	—	—	—	80	80
Net income	—	—	—	6,195	6,195	—	6,195
Balance at October 1, 2023	17,256,141	$171	$69,510	$122,015	$191,696	$200	$191,896

Notes to Unaudited Condensed Consolidated Financial Statements form an integral part of the condensed consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	September 29,	October 1,
(Dollar amounts in thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,145)	$6,195
Loss from discontinued operations, net of tax	6,161	2,336
Income from continuing operations	1,016	8,531
Adjustments to reconcile income from continuing operations to net cash used in operating activities:
Depreciation and amortization	2,074	2,109
Share-based compensation	430	910
Unrecognized tax benefits	(159)	196
Deferred income taxes	(177)	(32)
Changes in certain operating assets and liabilities	(2,410)	(15,456)
Other, net	(1,276)	(1,027)
Net cash used in operating activities of continuing operations	(502)	(4,769)
Net cash provided by (used in) operating activities of discontinued operations	2,906	(4,353)
Net cash provided by (used in) operating activities	2,404	(9,122)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,205)	(3,068)
Purchases of investments	—	(9,761)
Maturities of investments	10,596	35,347
Net cash provided by investing activities of continuing operations	8,391	22,518
Net cash used in investing activities of discontinued operations	(78)	(1,330)
Net provided by in investing activities	8,313	21,188

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(49,500)	(1,125)
Repurchase and retirement of common stock	(3,729)	(5,757)
Borrowings on revolving credit facility	49,500	—
Other, net	(222)	(1,542)
Net cash used in financing activities of continuing operations	(3,951)	(8,424)
Net cash provided by (used in) financing activities of discontinued operations	—	—
Net cash used in financing activities	(3,951)	(8,424)
NET CHANGE IN CASH AND CASH EQUIVALENTS	6,766	3,642

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	7,394	19,817
CASH AND CASH EQUIVALENTS — END OF PERIOD	$14,160	$23,459
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest, net of amounts capitalized	$738	$820
Cash payments for income taxes	7	6,380
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Activity related to sales-type lease	—	3,898
Capital expenditures in accounts payable and accrued expenses	254	328

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

The accompanying unaudited condensed consolidated financial statements include the accounts of MasterCraft Boat Holdings, Inc. (“Holdings”) and its wholly owned subsidiaries. Holdings and its subsidiaries collectively are referred to herein as the “Company.” The unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements for the year ended June 30, 2024, and, in the opinion of management, reflect all adjustments considered necessary to present fairly the Company’s financial position as of September 29, 2024, its results of operations for the three months ended September 29, 2024 and October 1, 2023, its cash flows for the three months ended September 29, 2024 and October 1, 2023, and its statements of equity for the three months ended September 29, 2024 and October 1, 2023. All adjustments are of a normal, recurring nature. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the SEC for financial information have been condensed or omitted pursuant to such rules and regulations. The June 30, 2024 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP for complete financial statements. However, management believes that the disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in our 2024 Annual Report on Form 10-K.

Due to the seasonality of the Company’s business, the interim results are not necessarily indicative of the results that may be expected for the remainder of the fiscal year.

There were no significant changes in, or changes to, the application of the Company’s significant or critical accounting policies or estimation procedures for the three months ended September 29, 2024, as compared with those described in the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2024.

Assets Held-For-Sale and Discontinued Operations — On August 8, 2024, the Company announced that it had entered into an asset purchase agreement (the “Aviara Asset Purchase Agreement”), pursuant to which the Company will transfer rights to the Aviara brand of luxury dayboats and certain related assets to a subsidiary of MarineMax, Inc. (the “Aviara Transaction”). The transaction was completed October 18, 2024. In conjunction with completing all outstanding production in the fiscal first quarter, the Company's sale of the business represents an exit from the luxury dayboat category, a strategic shift that has a significant effect on the Company's operations and financial results, and as such, qualifies for reporting as discontinued operations. The Aviara and former NauticStar businesses results for the periods presented are reflected in our condensed consolidated statements of operations and condensed consolidated statement of cash flows as discontinued operations. Additionally, the related assets and liabilities held-for-sale are classified as held-for-sale in our condensed consolidated balance sheets (see Note 3).

Further, on September 12, 2024, the Company announced that it had entered into an agreement to sell its Aviara manufacturing facility located in Merritt Island, Florida, to RMI Holdings, Inc. (the “Aviara Facility Sale Agreement”). The Company determined the assets met the criteria to be classified as held-for-sale with the execution of the Aviara Facility Sale Agreement in conjunction with completing all outstanding production in the fiscal first quarter. The related assets and liabilities held-for-sale are classified as held-for-sale in our condensed consolidated balance sheets (see Note 3).

Unless otherwise indicated, the financial disclosures and related information provided herein relate to our continuing operations, which exclude our former Aviara segment, and we have recast prior period amounts to reflect discontinued operations.

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

2.
REVENUE RECOGNITION

The following tables present the Company's revenue by major product category for each reportable segment:

	Three Months Ended September 29, 2024
	MasterCraft	Pontoon	Total
Major Product Categories:
Boats and trailers	$50,223	$9,192	$59,415
Parts	4,023	507	4,530
Other revenue	1,287	127	1,414
Total	$55,533	$9,826	$65,359

	Three Months Ended October 1, 2023
	MasterCraft	Pontoon	Total
Major Product Categories:
Boats and trailers	$69,825	$18,118	$87,943
Parts	5,192	253	5,445
Other revenue	819	98	917
Total	$75,836	$18,469	$94,305

Contract Liabilities

As of June 30, 2024, the Company had $4.1 million of contract liabilities associated with customer deposits and telematic services. During the three months ended September 29, 2024, $1.0 million was recognized as revenue. As of September 29, 2024, total contract liabilities associated with customer deposits and services of $4.1 million were reported in Accrued expenses and other current liabilities and Other long-term liabilities on the condensed consolidated balance sheet, and $1.8 million is expected to be recognized as revenue during the remainder of the year ending June 30, 2025.

3.
ASSETS HELD-FOR-SALE AND DISCONTINUED OPERATIONS

On August 8, 2024, the Company announced that it had entered into the Aviara Asset Purchase Agreement, pursuant to which it will transfer rights to the Aviara brand of luxury dayboats and certain related assets to a subsidiary of MarineMax, Inc. (“MarineMax”). The transaction was completed on October 18, 2024. As discussed in Note 1, the Company has reported results of operations for the Aviara segment as discontinued operations in the condensed consolidated statement of operations and the related assets and liabilities held-for-sale are classified as held-for-sale in our condensed consolidated balance sheets.

Additionally, on September 12, 2024, we announced that we had entered into the Aviara Facility Sale Agreement. The transaction is expected to be completed in our fiscal 2025 second quarter and remains subject to customary closing conditions. As discussed in Note 1, the related assets and liabilities are classified as held-for-sale in our condensed consolidated balance sheets.

The Company evaluated the carrying value of net assets compared to the fair value less cost to sell and, as a result, recorded a $3.5 million loss on discontinued operations related to discounts, warranty accruals, and inventory.

In fiscal 2023, we sold our NauticStar business. Pursuant to the terms of the purchase agreement, substantially all of the assets were sold and the purchaser assumed substantially all of the liabilities of NauticStar. The value of the assets and liabilities that were retained at the time of sale, which were primarily related to certain claims, are subject to change. Certain of these claims, which were reported in Accrued expenses and other current liabilities, have been settled or are expected to settle for higher amounts than previously estimated, with the related activity being recorded as discontinued operations.

The following table summarizes the operating results of discontinued operations for the following periods:

	Three Months Ended
	September 29,	October 1,
	2023	2023
NET SALES	$7,306	$9,949
COST OF SALES	10,154	10,889
GROSS LOSS	(2,848)	(940)
OPERATING EXPENSES:
Selling, general and administrative	1,488	2,407
Total operating expenses	1,488	2,407
OPERATING LOSS	(4,336)	(3,347)
Gain (loss) on sale of discontinued operations	(3,486)	157
LOSS BEFORE INCOME TAX BENEFIT	(7,822)	(3,190)
INCOME TAX BENEFIT	1,661	854
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	$(6,161)	$(2,336)

The following table summarizes the assets and liabilities associated with discontinued operations that are presented within held-for-sale in the condensed consolidated balance sheets:

	September 29,	June 30,
	2024	2024
CURRENT ASSETS HELD-FOR-SALE:
Accounts receivable, net of allowance	$1,611	$3,927
Inventories, net	3,369	7,295
Total current assets held-for-sale	$4,980	$11,222

NON-CURRENT ASSETS HELD-FOR-SALE:
Property, plant and equipment, net	$21,108	$21,499
Other long-term assets	179	181
Total non-current assets held-for-sale	$21,287	$21,680

CURRENT LIABILITIES HELD-FOR-SALE:
Accounts payable	$379	$1,747
Accrued expenses and other current liabilities	9,292	6,316
Total current liabilities held-for-sale	$9,671	$8,063

LONG-TERM LIABILITIES HELD-FOR-SALE:
Long-term leases	$180	$182
Total long-term liabilities held-for-sale	$180	$182

4.
HELD-TO-MATURITY SECURITIES

The amortized cost and net carrying amount, gross unrealized gains and losses, and estimated fair value of our investments classified as held-to-maturity at September 29, 2024 and June 30, 2024 are summarized as follows:

	September 29, 2024
	Amortized
	Cost / Net	Gross	Gross	Estimated
	Carrying	Unrealized	Unrealized	Fair
	Amount	Gains	Losses	Value
Held-to-maturity securities:
Fixed income securities:
Corporate bonds	$68,649	$101	$(1)	$68,749
Total held-to-maturity securities	$68,649	$101	$(1)	$68,749

	June 30, 2024
	Amortized
	Cost / Net	Gross	Gross	Estimated
	Carrying	Unrealized	Unrealized	Fair
	Amount	Gains	Losses	Value
Held-to-maturity securities:
Fixed income securities:
Corporate bonds	$78,846	$2	$(82)	$78,766
Total held-to-maturity securities	$78,846	$2	$(82)	$78,766

5.
INVENTORIES

Inventories consisted of the following:

	September 29,	June 30,
	2024	2024
Raw materials and supplies	$25,137	$26,326
Work in process	4,964	4,039
Finished goods	8,834	8,707
Obsolescence reserve	(1,639)	(2,100)
Total inventories	$37,296	$36,972

6.
PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, net consisted of the following:

	September 29,	June 30,
	2024	2024
Land and improvements	$4,985	$4,985
Buildings and improvements	34,074	34,040
Machinery and equipment	31,273	31,157
Furniture and fixtures	5,897	5,498
Construction in progress	11,188	10,295
Total property, plant, and equipment	87,417	85,975
Less accumulated depreciation	(34,919)	(33,661)
Property, plant, and equipment — net	52,498	$52,314

7.
GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the carrying amounts of goodwill as of September 29, 2024 and June 30, 2024 for each of the Company's reportable segments.

	Gross Amount	Accumulated Impairment Losses	Total
MasterCraft	$28,493	$—	$28,493
Pontoon	36,238	(36,238)	—
Total	$64,731	$(36,238)	$28,493

The following table presents the carrying amounts of Other intangible assets, net:

	September 29,			June 30,
	2024			2024
	Gross Amount	Accumulated Amortization / Impairment	Other intangible assets, net	Gross Amount	Accumulated Amortization / Impairment	Other intangible assets, net
Amortized intangible assets
Dealer networks	$19,500	$(12,300)	$7,200	$19,500	$(11,850)	$7,650
Software	245	(245)	—	245	(245)	—
	19,745	(12,545)	7,200	19,745	(12,095)	7,650

Unamortized intangible assets
Trade names	33,000	(7,000)	26,000	33,000	(7,000)	26,000
Total other intangible assets	$52,745	$(19,545)	$33,200	$52,745	$(19,095)	$33,650

Amortization expense related to Other intangible assets, net for each of the three months ended September 29, 2024 and October 1, 2023, was $0.5 million. Estimated amortization expense for the fiscal year ending June 30, 2025 is $1.8 million.

8.
ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	September 29,	June 30,
	2024	2024
Warranty	$25,082	$25,486
Dealer incentives	13,575	16,059
Compensation and related accruals	2,796	4,673
Contract liabilities	2,066	2,034
Self-insurance	1,279	1,216
Inventory repurchase contingent obligation	1,179	1,657
Liabilities retained associated with NauticStar discontinued operations	307	309
Other	3,957	3,634
Total accrued expenses and other current liabilities	$50,241	$55,068

Accrued warranty liability activity was as follows for the three months ended:

	September 29,	October 1,
	2024	2023
Balance at the beginning of the period	$25,486	$28,688
Provisions	1,469	1,824
Payments made	(2,821)	(3,668)
Changes for pre-existing warranties	948	1,677
Balance at the end of the period	$25,082	$28,521

9.
LONG-TERM DEBT

Long-term debt is as follows:

	September 29,	June 30,
	2024	2024

Revolving credit facility	$49,500	$—
Term loan	—	49,500
Debt issuance costs on term loan	—	(239)
Total debt	49,500	49,261
Less current portion of long-term debt	—	4,500
Less current portion of debt issuance costs on term loan	—	(126)
Long-term debt, net of current portion	$49,500	$44,887

In fiscal 2021, the Company entered into a credit agreement with a syndicate of certain financial institutions (the “Credit Agreement”) that provided the Company with a $160.0 million senior secured credit facility, consisting of a $60.0 million term loan (the “Term Loan”) and a $100.0 million revolving credit facility (the “Revolving Credit Facility”). The Credit Agreement is secured by a first priority security interest in substantially all of the Company's assets. Following the Fourth Amendment to the Credit Agreement (“Fourth Amendment”), as described below, all amounts under the Term Loan were repaid and the amended and restated Credit Agreement only provides the Company with the Revolving Credit Facility.

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

As previously disclosed, the Credit Agreement was amended in August 2022 and October 2023, in each case to, among other things, provide consents and waivers to certain restrictions in the covenants of the Credit Agreement.

On September 27, 2024, the Company entered into the Fourth Amendment to obtain the necessary consents and waivers to the restrictions described above in the covenants of the Credit Agreement, as related to the Aviara Transaction and plans to sell certain facility assets, as discussed in Note 3. In addition, the Fourth Amendment provides a waiver to the fixed charge covenant ratio for certain periods. As a result of the fixed charge covenant ratio waiver, the applicable margin on interest and the commitment fee for any unused portion of the Revolving Credit Facility for these periods is fixed at the maximum allowable rate (“Fourth Amendment Interest Terms”). Further, the Company may make restricted payments, including share repurchases under the Company's share repurchase program (see Note 12), in an aggregate amount not to exceed $5.0 million through March 31, 2025.

The Credit Agreement, as amended, bears interest, at the Company’s option, at either the prime rate plus an applicable margin ranging from 0.25% to 1.00% or at an adjusted term benchmark rate plus an applicable margin ranging from 1.25% to 2.00%, in each case based on the Company’s net leverage ratio, subject to the Fourth Amendment Interest Terms. The Company is also required to pay a commitment fee for any unused portion of the Revolving Credit Facility ranging from 0.15% to 0.30% based on the Company’s net leverage ratio, subject to the Fourth Amendment Interest Terms. Effective prior to the Company's entry into the Fourth Amendment, during substantially all of the three months ended September 29, 2024, the applicable margin for loans accruing at the prime rate was 0.25% and the applicable margin for loans accruing interest at the benchmark rate was 1.25%. As of September 29, 2024, in compliance with the Fourth Amendment Interest Terms, the applicable margin for loans accruing interest at the prime rate was 1.00% and the applicable margin for loans accruing interest at the benchmark rate was 2.00%, and the Company’s all-in interest rate on amounts drawn on the Revolving Credit Facility was 6.96%.

The Credit Agreement will mature and all remaining amounts outstanding thereunder will be due and payable on June 28, 2026. As of September 29, 2024, the Company was in compliance with its financial covenants under the Credit Agreement.

Revolving Credit Facility

In conjunction with the Fourth Amendment, the Company drew $49.5 million on its Revolving Credit Facility. Drawn amounts were used to repay outstanding borrowings under the Term Loan. As of September 29, 2024, the Company had remaining availability of $50.5 million on the Revolving Credit Facility.

10.
INCOME TAXES

The Company’s consolidated interim effective tax rate is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items. The differences between the Company’s effective tax rate and the statutory federal tax rate of 21.0% for the first quarter of fiscal 2025 primarily relate to the inclusion of the benefit of federal and state credits and changes in uncertain tax positions, partially offset by the state tax rate in the overall effective rate. During the three months ended September 29, 2024 and October 1, 2023, the Company's effective tax rate was 16.0% and 22.6%, respectively. The Company’s effective tax rates for the three months ended September 29, 2024 are lower compared to the effective tax rate for the same prior-year period, primarily due to changes in uncertain tax positions and an increased benefit of federal and state credits.

11.
SHARE-BASED COMPENSATION

The following table presents the components of share-based compensation expense by award type.

	Three Months Ended
	September 29,	October 1,
	2024	2023
Restricted stock awards	$430	$392
Performance stock units	—	518
Share-based compensation expense	$430	$910

Restricted Stock Awards

During the three months ended September 29, 2024, the Company granted 244,331 restricted stock awards (“RSAs”) to the Company’s non-executive directors, officers and certain other key employees. Generally, the shares of restricted stock granted during the three months ended September 29, 2024, vest pro-rata over two or three years for officers and certain other key employees and over one year for non-executive directors. The Company determined the fair value of the shares awarded by using the close price of our common stock as of the date of grant. The weighted average grant date fair value of RSAs granted in the three months ended September 29, 2024, was $17.54 per share.

The following table summarizes the status of nonvested RSAs as of September 29, 2024, and changes during the three months then ended.

		Average
	Nonvested	Grant-Date
	Restricted	Fair Value
	Shares	(per share)
Nonvested at June 30, 2024	104,372	$21.76
Granted	244,331	17.54
Forfeited	(5,573)	21.67
Nonvested at September 29, 2024	343,130	18.75

As of September 29, 2024, there was $5.8 million of total unrecognized compensation expense related to nonvested RSAs. The Company expects this expense to be recognized over a weighted average period of 2.0 years.

Performance Stock Units

Performance stock units (“PSUs”) are a form of long-term incentive compensation awarded to executive officers and certain other key employees designed to directly align the interests of employees to the interests of the Company’s shareholders, and to create long-term shareholder value. The awards will be earned based on the Company’s achievement of certain performance criteria over a three-year performance period. The performance period for the awards commences on July 1 of the fiscal year in which they were granted and continue for a three-year period, ending on June 30 of the applicable year. The probability of achieving the performance criteria is assessed quarterly. Following the determination of the Company’s achievement with respect to the performance criteria, the number of shares awarded is subject to further adjustment based on the application of a total shareholder return (“TSR”) modifier. The grant date fair value is determined based on both the probability assessment of the Company achieving the performance criteria and an estimate of the expected TSR modifier. The TSR modifier estimate is determined using a Monte Carlo Simulation model, which considers the likelihood of numerous possible outcomes of long-term market performance. Compensation expense related to existing nonvested PSUs is recognized ratably over the performance period.

PSUs awarded in fiscal 2025 have performance criteria set annually over the three-year performance period. This performance criteria is cumulative and is based upon the respective year’s performance compared to budget, which has not yet been established for future performance periods. Therefore, the compensation expense for these awards will not begin until all the key terms and conditions of these awards are known, which will be year three of the performance period.

The following table summarizes the status of nonvested PSUs as of September 29, 2024, and changes during the three months then ended.

		Average
	Nonvested	Grant-Date
	Performance	Fair Value
	Stock Units	(per share)
Nonvested at June 30, 2024	139,910	$23.62
Forfeited	(8,968)	23.67
Nonvested at September 29, 2024	130,942	23.61

As of September 29, 2024, there was no unrecognized compensation expense related to nonvested PSUs.

Incentive Award Plan

On October 22, 2024, at the Company's annual meeting of shareholders, the Company's shareholders approved the Second Amended and Restated MasterCraft 2015 Incentive Award Plan (the “Restated Incentive Plan”), as described in the Company's Definitive Proxy Statement, filed with the SEC on September 23, 2024, to replace the Amended and Restated MCBC Holdings, Inc. 2015 Incentive Award Plan effective as of the date of shareholder approval. The Restated Incentive Plan authorizes an aggregate issuance of up to 1,198,175 shares of common stock, subject to adjustment, in the form of awards of performance awards, restricted shares, restricted stock units, stock options, stock appreciation rights, and other share-based awards. The Company's employees, consultants, and non-employee directors, and employees, consultants, and non-employee directors of our affiliates are eligible to receive awards under the Restated Incentive Plan.

12.
EARNINGS PER SHARE AND COMMON STOCK

The following table sets forth the computation of the Company’s net income (loss) per share:

	Three Months Ended
	September 29,	October 1,
	2024	2023
Income from continuing operations	$1,016	$8,531
Loss from discontinued operations, net of tax	(6,161)	(2,336)
Net income (loss)	$(5,145)	$6,195

Weighted average shares — basic	16,544,941	17,156,283
Dilutive effect of assumed restricted share awards/units	—	68,325
Weighted average outstanding shares — diluted	16,544,941	17,224,608
Basic income (loss) per share
Continuing operations	$0.06	$0.50
Discontinued operations	(0.37)	(0.14)
Net income (loss)	$(0.31)	$0.36
Diluted income (loss) per share
Continuing operations	$0.06	$0.50
Discontinued operations	(0.37)	(0.14)
Net income (loss)	$(0.31)	$0.36

For the three months ended October 1, 2023, an immaterial number of shares were excluded from the computation of diluted earnings per share as the effect would have been anti-dilutive.

Share Repurchase Program

On July 24, 2023, the Board of the Company authorized a share repurchase program under which the Company may repurchase up to $50.0 million of its outstanding shares of common stock. The authorization became effective upon the completion of the Company's previously existing $50.0 million stock repurchase authorization on August 9, 2023.

During the three months ended September 29, 2024 and October 1, 2023, the Company repurchased 183,629 shares and 241,764 shares of common stock for $3.5 million and $5.8 million, respectively, in cash, excluding related fees and expenses. As of September 29, 2024, $31.9 million remained available under the program.

13. SEGMENT INFORMATION

Reportable Segments

During the fourth quarter of fiscal 2024, the Company changed the name of its “Crest” operating segment to “Pontoon.” The segment change had no impact on the composition of the Company's segments or on previously reported financial position, results of operations, cash flows, or segment operating results.

Operating segments are identified as components of an enterprise about which discrete financial information is available for evaluation by the CODM in making decisions on how to allocate resources and assess performance. For the three months ended September 29, 2024, the Company’s CODM regularly assessed the operating performance of the Company’s boat brands under two operating and reportable segments:

•
The MasterCraft segment, consisting of our MasterCraft brand, produces boats at its Vonore, Tennessee facility. These are premium recreational performance sport boats primarily used for water skiing, wakeboarding, wake surfing, and general recreational boating.
•
The Pontoon segment, consisting of our Crest and Balise brands, produces pontoon boats at its Owosso, Michigan facility. Pontoon boats are primarily used for general recreational boating.

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

Selected financial information for the Company’s reportable segments was as follows:

	For the Three Months Ended September 29, 2024
	MasterCraft	Pontoon	Consolidated
Net sales	$55,533	$9,826	$65,359
Operating income (loss)	3,693	(2,689)	1,004
Depreciation and amortization	1,189	885	2,074
Purchases of property, plant and equipment	1,453	752	2,205

	For the Three Months Ended October 1, 2023
	MasterCraft	Pontoon	Consolidated
Net sales	$75,836	$18,469	$94,305
Operating income	10,290	263	10,553
Depreciation and amortization	1,301	808	2,109
Purchases of property, plant and equipment	2,209	859	3,068

The following table presents total assets for the Company’s reportable segments.

	September 29, 2024	June 30, 2024
Assets:
MasterCraft	$229,379	$233,088
Pontoon	53,501	51,994
Assets held-for-sale	26,267	32,902
Total assets	$309,147	$317,984

14. SUBSEQUENT EVENT

On October 18, 2024, the Company completed the Aviara Transaction. As part of the Aviara Asset Purchase Agreement, MarineMax paid for select branding and operational assets, including Aviara's website, tooling, and inventory. MarineMax also assumed Aviara's customer care, warranty liability and administration. The amounts paid to the Company by MarineMax for ownership of the Aviara brand were offset by MarineMax's assumption of warranties liability and administration accruals.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read together with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. In addition, the statements in this discussion and analysis regarding our expectations concerning the performance of our business, anticipated financial results, liquidity and the other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Cautionary Note Regarding Forward-Looking Statements” above and in “Risk Factors” set forth in our 2024 Annual Report. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

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

Discontinued Operations

The Company's results for all periods presented, as discussed in Management's Discussion and Analysis, are presented on a continuing operations basis. Results related to our Aviara and NauticStar reporting units are reported as discontinued operations for all periods presented. See Note 3 in Notes to unaudited condensed consolidated financial statements for more information on discontinued operations.

On August 8, 2024, the Company announced that it had entered into the Aviara Asset Purchase Agreement, pursuant to which it will transfer rights to the Aviara brand of luxury dayboats and certain related assets to a subsidiary of MarineMax. Subsequent to our fiscal first quarter, the transaction was completed and remains subject to customary closing conditions. As discussed in Note 1, the Company has reported the results of operations for its Aviara segment as discontinued operations in the unaudited condensed consolidated statement of operations.

Additionally, on September 12, 2024, we announced that we had entered into the Aviara Facility Sale Agreement. The transaction is expected to be completed in our fiscal second quarter and remains subject to customary closing conditions. As discussed in Note 1, the related assets and liabilities are classified as held-for-sale in our unaudited condensed consolidated balance sheets.

Overview

Amid market volatility and challenging macroeconomic conditions, retail demand remained soft throughout the key selling season. In response, the Company implemented a wholesale strategy for the start of the fiscal 2025 that prioritized rebalancing of dealer inventory levels. This approach, while necessary, led to decreased net sales and reduced gross margins due to fixed cost absorption on the lower production levels.

Results of Continuing Operations

Consolidated Results

The table below presents our consolidated results of operations for the three months ended:

	Three Months Ended		2025 vs. 2024
	September 29,	October 1,		%
	2024	2023	Change	Change
(Dollar amounts in thousands)
Consolidated statements of operations:
NET SALES	$65,359	$94,305	$(28,946)	(30.7%)
COST OF SALES	53,561	71,830	(18,269)	(25.4%)
GROSS PROFIT	11,798	22,475	(10,677)	(47.5%)
OPERATING EXPENSES:
Selling and marketing	2,874	3,084	(210)	(6.8%)
General and administrative	7,470	8,376	(906)	(10.8%)
Amortization of other intangible assets	450	462	(12)	(2.6%)
Total operating expenses	10,794	11,922	(1,128)	(9.5%)
OPERATING INCOME	1,004	10,553	(9,549)	(90.5%)
OTHER INCOME (EXPENSE):
Interest expense	(987)	(878)	(109)	12.4%
Interest income	1,192	1,352	(160)	(11.8%)
INCOME BEFORE INCOME TAX EXPENSE	1,209	11,027	(9,818)	(89.0%)
INCOME TAX EXPENSE	193	2,496	(2,303)	(92.3%)
INCOME FROM CONTINUING OPERATIONS	$1,016	$8,531	$(7,515)	(88.1%)
Additional financial and other data:
Unit sales volume:
MasterCraft	374	494	(120)	(24.3%)
Pontoon	177	362	(185)	(51.1%)
Consolidated unit sales volume	551	856	(305)	(35.6%)
Net sales:
MasterCraft	$55,533	$75,836	$(20,303)	(26.8%)
Pontoon	9,826	18,469	(8,643)	(46.8%)
Consolidated net sales	$65,359	$94,305	$(28,946)	(30.7%)
Net sales per unit:
MasterCraft	$148	$154	$(6)	(3.9%)
Pontoon	56	51	5	9.8%
Consolidated net sales per unit	119	110	9	8.2%
Gross margin	18.1%	23.8%	(570) bps

Net sales decreased $28.9 million during the first quarter of fiscal 2025 when compared with the same prior-year period. The decrease in net sales was primarily driven by lower unit volumes and unfavorable model mix.

Gross margin percentage declined 570 basis points during the first quarter of fiscal 2025 when compared with the same prior-year period. Lower margins were the result of lower cost absorption due to decreased production volume and higher dealer incentives as a percentage of net sales. Dealer incentives include measures taken by the Company to assist dealers as the retail environment remains competitive.

Operating expenses decreased $1.1 million during the first quarter of fiscal 2025 when compared to the same prior-year period. The decrease in operating expenses was a result of lower share-based compensation costs and lower professional fees.

Segment Results

MasterCraft Segment

The following table sets forth MasterCraft segment results for the three months ended:

	Three Months Ended		2025 vs. 2024
	September 29,	October 1,		%
(Dollar amounts in thousands)	2024	2023	Change	Change
Net sales	$55,533	$75,836	$(20,303)	(26.8%)
Operating income	3,693	10,290	(6,597)	(64.1%)
Purchases of property, plant and equipment	1,453	2,209	(756)	(34.2%)

Unit sales volume	374	494	(120)	(24.3%)
Net sales per unit	$148	$154	$(6)	(3.9%)

Net sales decreased $20.3 million during the first quarter of fiscal 2025 when compared with the same prior-year period. The decrease was driven by lower unit volume and unfavorable model mix.

Operating income decreased $6.6 million during first quarter of fiscal 2025 when compared with the same prior-year period. The change was primarily the result of decreased net sales, as discussed above.

Pontoon Segment

The following table sets forth Pontoon segment results for the three months ended:

	Three Months Ended		2025 vs. 2024
	September 29,	October 1,		%
(Dollar amounts in thousands)	2024	2023	Change	Change
Net sales	$9,826	$18,469	$(8,643)	(46.8%)
Operating income (loss)	(2,689)	263	(2,952)	(1122.4%)
Purchases of property, plant and equipment	752	859	(107)	(12.5%)

Unit sales volume	177	362	(185)	(51.1%)
Net sales per unit	$56	$51	$5	9.8%

Net sales decreased $8.6 million during the first quarter of fiscal 2025 when compared to the same prior-year period, mainly due to lower unit volumes and increased dealer incentives.

Operating loss for the first quarter of fiscal 2025 was $2.7 million compared to operating income of $0.3 million in the same prior-year period. The change was primarily the result of decreased net sales, as discussed above.

Non-GAAP Measures

EBITDA, Adjusted EBITDA, EBITDA margin, and Adjusted EBITDA margin

We define EBITDA as income from continuing operations, before interest, income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA further adjusted to eliminate certain non-cash charges or other items that we do not consider to be indicative of our core and/or ongoing operations. For the periods presented herein, the adjustments are for share-based compensation, and CEO transition and organizational realignment costs. We define EBITDA margin and Adjusted EBITDA margin as EBITDA and Adjusted EBITDA, respectively, each expressed as a percentage of Net sales.

Adjusted Net Income and Adjusted Net Income per share

We define Adjusted Net Income and Adjusted Net Income per share as income from continuing operations, adjusted to eliminate certain non-cash charges or other items that we do not consider to be indicative of our core and/or ongoing operations and reflecting income tax expense on adjusted net income before income taxes at our estimated annual effective tax rate. For the periods presented herein, these adjustments include other intangible asset amortization, share-based compensation, and CEO transition and organizational realignment costs.

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

The following table presents a reconciliation of income from continuing operations as determined in accordance with U.S. GAAP to EBITDA, and Adjusted EBITDA, and income from continuing operations margin (expressed as a percentage of net sales) to EBITDA margin and Adjusted EBITDA margin (each expressed as a percentage of net sales) for the periods indicated:

	Three Months Ended
	September 29,	% of Net	October 1,	% of Net
(Dollar amounts in thousands)	2024	sales	2023	sales
Income from continuing operations	$1,016	1.6%	$8,531	9.0%
Income tax expense	193		2,496
Interest expense	987		878
Interest income	(1,192)		(1,352)
Depreciation and amortization	2,074		2,109
EBITDA	3,078	4.7%	12,662	13.4%
Share-based compensation	430		910
CEO transition and organizational realignment costs(a)	334		436
Adjusted EBITDA	$3,842	5.9%	$14,008	14.9%

The following table presents a reconciliation of income from continuing operations as determined in accordance with U.S. GAAP to Adjusted Net Income for the periods indicated:

	Three Months Ended
	September 29,	October 1,
(Dollar amounts in thousands, except per share data)	2024	2023
Income from continuing operations	$1,016	$8,531
Income tax expense	193	2,496
Amortization of acquisition intangibles	450	462
Share-based compensation	430	910
CEO transition and organizational realignment costs(a)	334	436
Adjusted Net Income before income taxes	2,423	12,835
Adjusted income tax expense(b)	485	2,567
Adjusted Net Income	$1,938	$10,268

Adjusted Net Income per share:
Basic	$0.12	$0.60
Diluted	$0.12	$0.60
Weighted average shares used for the computation of(c):
Basic Adjusted Net Income per share	16,544,941	17,156,283
Diluted Adjusted Net Income per share	16,544,941	17,224,608

The following table presents the reconciliation of income from continuing operations per diluted share to Adjusted Net Income per diluted share for the periods indicated:

	Three Months Ended
	September 29,	October 1,
	2024	2023
Income from continuing operations per diluted share	$0.06	$0.50
Impact of adjustments:
Income tax expense	0.01	0.14
Amortization of acquisition intangibles	0.03	0.03
Share-based compensation	0.03	0.05
CEO transition and organizational realignment costs(a)	0.02	0.03
Adjusted Net Income per diluted share before income taxes	$0.15	0.75
Impact of adjusted income tax expense on net income per diluted share before income taxes(b)	(0.03)	(0.15)
Adjusted Net Income per diluted share	$0.12	$0.60

(a)
Represents amounts paid for legal fees and recruiting costs associated with the CEO transition, as well as non-recurring severance costs incurred as part of the Company's strategic organizational realignment undertaken in connection with the transition.
(b)
For fiscal 2025 and 2024, income tax expense reflects an income tax rate of 20.0% for each period presented.
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

Cash and cash equivalents totaled $14.2 million as of September 29, 2024, an increase of $6.8 million from $7.4 million as of June 30, 2024. Held-to-maturity securities totaled $68.6 million as of September 29, 2024, a decrease of $10.3 million from $78.9 million as of June 30, 2024. Total debt as of September 29, 2024 and June 30, 2024, was $49.5 million and $49.3 million, respectively.

As of September 29, 2024, we had $49.5 million outstanding under the Revolving Credit Facility, leaving $50.5 million of available borrowing capacity. Refer to Note 9 — Long Term Debt in the Notes to unaudited condensed consolidated financial statements for further details.

On July 24, 2023, the Board of the Company authorized a share repurchase program under which the Company may repurchase up to $50 million of its outstanding shares of common stock. The authorization became effective upon the completion of the Company's previously existing $50 million stock repurchase authorization.

During the three months ended September 29, 2024, the Company repurchased 183,629 shares of common stock for $3.5 million in cash, excluding related fees and expenses under both plans.

The following table and discussion below relate to our cash flows from continuing operations from operating, investing, and financing activities:

	Three Months Ended
	September 29,	October 1,
(Dollar amounts in thousands)	2024	2023
Total cash provided by (used in):
Operating activities	$(502)	$(4,769)
Investing activities	8,391	22,518
Financing activities	(3,951)	(8,424)
Net change in cash and cash equivalents from continuing operations	$3,938	$9,325

Three Months Ended September 29, 2024 Cash Flows from Continuing Operations

Net cash used in operating activities for the three months ended September 29, 2024 was $0.5 million, primarily due to working capital usage, partially offset by net income. Working capital is defined as accounts receivable, income tax receivable, inventories, and prepaid expenses and other current assets net of accounts payable, income tax payable, and accrued expenses and other current liabilities as presented in the condensed consolidated balance sheets. Working capital usage primarily consisted of a decrease in accrued expenses and other current liabilities and an increase in accounts receivable. Partially offsetting the working capital usage was an increase in accounts payables and a decrease in prepaid expenses and other current assets. Accrued expenses and other current liabilities decreased due to payment of dealer incentives and variable compensation. Accounts receivable increased due to timing of sales and collections at the end of the period compared to the end of the prior-year period. Accounts payables increased due to increased production compared to the prior-year period. Prepaid and other current assets decreased due to amortization of insurance premiums.

Net cash provided by investing activities was $8.4 million, which included $10.6 million of proceeds in held-to-maturity securities, partially offset by $2.2 million in capital expenditures. Our capital spending was primarily focused on information technology, machinery and equipment, and tooling.

Net cash used in financing activities was $4.0 million, which included share repurchases totaling $3.5 million and $49.5 million used to repay outstanding borrowings of the Term Loan which was offset by $49.5 million of borrowings under the Revolving Credit Facility.

Three Months Ended October 1, 2023 Cash Flows from Continuing Operations

Net cash used in operating activities for the three months ended October 1, 2023 was $4.8 million, primarily due to unfavorable changes in working capital, partially offset by net income. Working capital usage primarily consisted of decreases in accrued expenses and other current liabilities, income tax payable, and accounts payable, and an increase in prepaid expenses and other current assets. Partially offsetting the working capital usage was a decrease in inventories. Accrued expenses and other current liabilities decreased due to payment of dealer incentives and variable compensation. Income tax payable decreased due to tax payments within the quarter. Accounts payable decreased due to lower production at the end of the period compared to the end of the prior year period. Prepaid expenses and other current assets increased due to an increase in prepaid expenses, partially offset by amortization of insurance premiums. Inventories decreased as we adjust inventory levels to align with lower production levels.

Net cash provided by investing activities was $22.5 million, due to net changes in held-to-maturity securities of $25.6 million, partially offset by $3.1 million of capital expenditures. Our capital spending was mainly focused on tooling, facility enhancements, and information technology.

Net cash used in financing activities was $8.4 million, which included net payments of $1.1 million on long-term debt and $5.8 million of stock repurchases.

Off Balance Sheet Arrangements

The Company did not have any off balance sheet financing arrangements as of September 29, 2024.

Critical Accounting Estimates

As of September 29, 2024, there were no significant changes in or changes to the application of our critical accounting policies or estimation procedures from those presented in our 2024 Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Refer to our 2024 Annual Report for discussion of the Company’s market risk. There have been no material changes in market risk from those disclosed therein.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 29, 2024.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 29, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

During the three months ended September 29, 2024, there have been no material changes to the risk factors disclosed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS.

Share Repurchase Program

On July 24, 2023, the Board of the Company authorized a share repurchase program under which the Company may repurchase up to $50.0 million of its outstanding shares of common stock. The authorization became effective upon the completion of the Company's previously existing $50.0 million stock repurchase authorization.

During the first three months of fiscal 2025, we repurchased approximately $3.5 million of our common stock, excluding related fees and expenses. As of September 29, 2024, the remaining authorization under the new program was approximately $31.9 million.

During the three months ended September 29, 2024, the Company repurchased the following shares of common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(a)(b)	Total Number of Shares Purchased as part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan (dollars in thousands)
July 1, 2024 - July 28, 2024	85,161	$18.55	85,161	$33,814
July 29, 2024 - August 25, 2024	68,328	19.93	68,328	32,452
August 25, 2024 - September 29, 2024	30,140	18.19	30,140	31,903
Total	183,629		183,629

(a)
Represents weighted average price paid per share excluding commissions paid.
(b)
Average price per share excludes any excise tax imposed on certain stock repurchases as part of the Inflation Reduction Act of 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

During the three months ended September 29, 2024, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (each as defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of MCBC Holdings, Inc.	10-K	001-37502	3.1	9/18/15
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of MasterCraft Boat Holdings, Inc.	10-Q	001-37502	3.2	11/9/18
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of MasterCraft Boat Holdings, Inc.	8-K	001-37502	3.1	10/25/19
3.4	Fourth Amended and Restated By-laws of MasterCraft Boat Holdings, Inc.	8-K	001-37502	3.2	10/25/19
10.1	Purchase Agreement, dated September 11, 2024, between the Company and RMI Holdings, Inc.					*
10.2	Fourth Amendment to the Credit Agreement	8-K	001-37502	10.1	10/3/24
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASTERCRAFT BOAT HOLDINGS, INC.
(Registrant)

Date:	November 6, 2024	By:	/s/ BRADLEY M. NELSON
Bradley M. Nelson
Chief Executive Officer (Principal Executive Officer) and Director

Date:	November 6, 2024	By:	/s/ TIMOTHY M. OXLEY
Timothy M. Oxley
Chief Financial Officer (Principal Financial and Accounting Officer),
Treasurer and Secretary