Form 10-Q
period 2024-12-29
MasterCraft Boat Holdings, Inc.
filed 2025-02-06
CIK 1638290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 29, 2024

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

As of February 1, 2025, there were 16,752,512 shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding.

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on assumptions that we have made considering our industry experience and our perceptions of historical trends, current conditions, expected future developments and other important factors we believe are appropriate under the circumstances. As you read and consider this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many important factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance anticipated in the forward-looking statements, including but not limited to the following: changes in interest rates, general economic conditions, changes in trade priorities, policies and regulations (particularly as a result of the 2024 U.S. election), including the potential for increases or changes in duties, current and potentially new tariffs or quotas, demand for our products, persistent inflationary pressures, changes in consumer preferences, competition within our industry, our ability to maintain a reliable network of dealers, our ability to cooperate with our strategic partners, elevated inventories resulting in increased costs for dealers, our ability to manage our manufacturing levels and our fixed cost base, the successful introduction of our new products, the success of our strategic divestments, geopolitical conflicts, financial institution disruptions and the other important factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, filed with the Securities and Exchange Commission (“SEC”) on August 30, 2024 (our “2024 Annual Report”). Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual operating and financial performance may vary in material respects from the performance projected in these forward-looking statements.

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

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	December 29,	December 31,	December 29,	December 31,
(Dollar amounts in thousands, except per share data)	2024	2023	2024	2023
NET SALES	$63,368	$89,750	$128,727	$184,055
COST OF SALES	52,476	68,812	106,037	140,642
GROSS PROFIT	10,892	20,938	22,690	43,413
OPERATING EXPENSES:
Selling and marketing	2,824	2,500	5,698	5,584
General and administrative	7,432	7,225	14,902	15,601
Amortization of other intangible assets	450	450	900	912
Total operating expenses	10,706	10,175	21,500	22,097
OPERATING INCOME	186	10,763	1,190	21,316
OTHER INCOME (EXPENSE):
Interest expense	(182)	(854)	(1,169)	(1,732)
Interest income	697	1,415	1,889	2,766
INCOME BEFORE INCOME TAX EXPENSE	701	11,324	1,910	22,350
INCOME TAX EXPENSE	275	2,644	468	5,139
INCOME FROM CONTINUING OPERATIONS	426	8,680	1,442	17,211
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX (Note 3)	2,322	(2,794)	(3,839)	(5,130)
NET INCOME (LOSS)	$2,748	$5,886	$(2,397)	$12,081

INCOME (LOSS) PER SHARE:
Basic
Continuing operations	$0.03	$0.51	$0.09	$1.01
Discontinued operations	0.14	(0.16)	(0.24)	(0.30)
Net income (loss)	$0.17	$0.35	$(0.15)	$0.71

Diluted
Continuing operations	$0.03	$0.51	$0.09	$1.00
Discontinued operations	0.14	(0.17)	(0.24)	(0.30)
Net income (loss)	$0.17	$0.34	$(0.15)	$0.70

WEIGHTED AVERAGE SHARES USED FOR COMPUTATION OF:
Basic earnings per share	16,454,776	17,010,116	16,499,858	17,083,204
Diluted earnings per share	16,543,502	17,091,633	16,499,858	17,158,124

Notes to Unaudited Condensed Consolidated Financial Statements form an integral part of the condensed consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 29,	June 30,
(Dollar amounts in thousands, except per share data)	2024	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34,314	$7,394
Short-term investments (Note 4)	28,548	78,846
Accounts receivable, net of allowance of $150 and $101, respectively	5,290	11,455
Income tax receivable	2,035	499
Inventories, net (Note 5)	36,988	36,972
Prepaid expenses and other current assets	4,554	8,686
Current assets associated with discontinued operations (Note 3)	—	11,222
Total current assets	111,729	155,074
Property, plant and equipment, net (Note 6)	52,841	52,314
Goodwill (Note 7)	28,493	28,493
Other intangible assets, net (Note 7)	32,750	33,650
Deferred income taxes	17,265	18,584
Other long-term assets	7,037	8,189
Non-current assets associated with discontinued operations (Note 3)	—	21,680
Total assets	$250,115	$317,984
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	8,443	10,431
Accrued expenses and other current liabilities (Note 8)	52,176	55,068
Current portion of long-term debt, net of unamortized debt issuance costs (Note 9)	—	4,374
Current liabilities associated with discontinued operations (Note 3)	—	8,063
Total current liabilities	60,619	77,936
Long-term debt, net of unamortized debt issuance costs (Note 9)	—	44,887
Unrecognized tax positions	8,625	8,549
Other long-term liabilities	2,365	2,551
Long-term liabilities associated with discontinued operations (Note 3)	—	182
Total liabilities	71,609	134,105
COMMITMENTS AND CONTINGENCIES
EQUITY:
Common stock, $.01 par value per share — authorized, 100,000,000 shares; issued and outstanding, 16,773,544 shares at December 29, 2024 and 16,759,109 shares at June 30, 2024	167	167
Additional paid-in capital	56,916	59,892
Retained earnings	121,223	123,620
MasterCraft Boat Holdings, Inc. equity	178,306	183,679
Noncontrolling interest	200	200
Total equity	178,506	183,879
Total liabilities and equity	$250,115	$317,984

Notes to Unaudited Condensed Consolidated Financial Statements form an integral part of the condensed consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Additional Paid-in	Retained	MasterCraft Boat Holdings,	Noncontrolling
(Dollar amounts in thousands)	Shares	Amount	Capital	Earnings	Inc. Equity	Interest	Total
Balance at June 30, 2024	16,759,109	$167	$59,892	$123,620	$183,679	$200	$183,879
Share-based compensation activity	240,912	3	421	—	424	—	424
Repurchase and retirement of common stock	(183,629)	(2)	(3,509)	—	(3,511)	—	(3,511)
Net loss	—	—	—	(5,145)	(5,145)	—	(5,145)
Balance at September 29, 2024	16,816,392	168	56,804	118,475	175,447	200	175,647
Share-based compensation activity	(3,255)	(1)	868	—	867	—	867
Repurchase and retirement of common stock	(39,593)	—	(756)	—	(756)	—	(756)
Net income	—	—		2,748	2,748	—	2,748
Balance at December 29, 2024	16,773,544	$167	$56,916	$121,223	$178,306	$200	$178,506

	Common Stock		Additional Paid-in	Retained	MasterCraft Boat Holdings,	Noncontrolling
	Shares	Amount	Capital	Earnings	Inc. Equity	Interest	Total
Balance at June 30, 2023	17,312,850	$173	$75,976	$115,820	$191,969	$120	$192,089
Share-based compensation activity	185,055	—	(683)	—	(683)	—	(683)
Repurchase and retirement of common stock	(241,764)	(2)	(5,783)	—	(5,785)	—	(5,785)
Capital contribution from noncontrolling interest	—	—	—	—	—	80	80
Net income	—	—	—	6,195	6,195	—	6,195
Balance at October 1, 2023	17,256,141	171	69,510	122,015	191,696	200	191,896
Share-based compensation activity	(8,117)	1	8	—	9	—	9
Repurchase and retirement of common stock	(214,219)	(2)	(4,458)	—	(4,460)	—	(4,460)
Net income	—	—	—	5,886	5,886	—	5,886
Balance at December 31, 2023	17,033,805	$170	$65,060	$127,901	$193,131	$200	$193,331

Notes to Unaudited Condensed Consolidated Financial Statements form an integral part of the condensed consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	December 29,	December 31,
(Dollar amounts in thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,397)	$12,081
Loss from discontinued operations, net of tax	3,839	5,130
Income from continuing operations	1,442	17,211
Adjustments to reconcile income from continuing operations to net cash used in operating activities:
Depreciation and amortization	4,456	4,207
Share-based compensation	1,274	973
Unrecognized tax benefits	76	586
Deferred income taxes	1,319	(341)
Changes in certain operating assets and liabilities	4,331	276
Other, net	539	(562)
Net cash provided by operating activities of continuing operations	13,437	22,350
Net cash used in operating activities of discontinued operations	(4,597)	(3,657)
Net cash provided by operating activities	8,840	18,693

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,594)	(4,794)
Purchases of investments	—	(67,237)
Proceeds from investments	50,885	87,195
Other, net	—	5
Net cash provided by investing activities of continuing operations	46,291	15,169
Net cash provided by (used in) investing activities of discontinued operations	25,992	(3,324)
Net cash provided by investing activities	72,283	11,845

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(49,500)	(2,250)
Borrowings on revolving credit facility	49,500	—
Principal payments on revolving credit facility	(49,500)	—
Repurchase and retirement of common stock	(4,478)	(10,173)
Other, net	(225)	(1,686)
Net cash used in financing activities of continuing operations	(54,203)	(14,109)
Net cash provided by (used in) financing activities of discontinued operations	—	—
Net cash used in financing activities	(54,203)	(14,109)
NET CHANGE IN CASH AND CASH EQUIVALENTS	26,920	16,429

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	7,394	19,817
CASH AND CASH EQUIVALENTS — END OF PERIOD	$34,314	$36,246
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest, net of amounts capitalized	$843	$1,580
Cash payments for income taxes	205	8,116
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Activity related to sales-type lease	—	3,898
Capital expenditures in accounts payable and accrued expenses	122	449

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

The accompanying unaudited condensed consolidated financial statements include the accounts of MasterCraft Boat Holdings, Inc. (“Holdings”) and its wholly owned subsidiaries. Holdings and its subsidiaries collectively are referred to herein as the “Company.” The unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements for the year ended June 30, 2024, and, in the opinion of management, reflect all adjustments considered necessary to present fairly the Company’s financial position as of December 29, 2024, its results of operations for the three and six months ended December 29, 2024 and December 31, 2023, its cash flows for the six months ended December 29, 2024 and December 31, 2023, and its statements of equity for the three and six months ended December 29, 2024 and December 31, 2023. All adjustments are of a normal, recurring nature. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the SEC for financial information have been condensed or omitted pursuant to such rules and regulations. The June 30, 2024 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP for complete financial statements. However, management believes that the disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in our 2024 Annual Report on Form 10-K.

Due to the seasonality of the Company’s business, the interim results are not necessarily indicative of the results that may be expected for the remainder of the fiscal year.

There were no significant changes in, or changes to, the application of the Company’s significant or critical accounting policies or estimation procedures for the three and six months ended December 29, 2024, as compared with those described in the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2024.

Discontinued Operations — On October 18, 2024, the Company completed the sale of its Aviara brand of luxury dayboats and certain related assets to a subsidiary of MarineMax, Inc. (the “Aviara Transaction”). The Company's sale of the business represents an exit from the luxury dayboat category, a strategic shift that has a significant effect on the Company's operations and financial results, and as such, qualifies for reporting as discontinued operations. Further, on December 23, 2024, the Company completed the sale of its Aviara manufacturing facility located in Merritt Island, Florida, to RMI Holdings, Inc. (the “Aviara Facility Sale”). The former Aviara and NauticStar businesses results for the periods presented are reflected in our condensed consolidated statements of operations and condensed consolidated statement of cash flows as discontinued operations. Additionally, the related assets and liabilities associated with discontinued operations are classified as discontinued operations in our condensed consolidated balance sheets for the prior-period presented (see Note 3).

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

New Accounting Pronouncements Issued But Not Yet Adopted

Segment Reporting — Accounting Standard Update (“ASU”) No. 2023-07, Improvements to Reportable Segment Disclosures, requires incremental disclosures about an entity’s reportable segments but does not change the definition of a segment or the guidance for determining reportable segments. The new guidance requires disclosure of significant segment expenses that are (1) regularly provided to (or easily computed from information regularly provided to) the chief operating decision maker (“CODM”) and (2) included in the reported measure of segment profit or loss. The new standard also allows companies to disclose multiple measures of segment profit or loss if those measures are used to assess performance and allocate resources. This update is effective for fiscal years beginning after December 31, 2023, or fiscal 2025 for the Company, and is effective for interim periods within fiscal years beginning after December 15, 2024, or fiscal 2026 for the Company, and should be adopted retrospectively unless impracticable. The Company is currently evaluating the impact, if any, that the adoption of this standard will have on financial disclosures.

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

Income Statement — ASU No. 2024-03, Reporting Comprehensive Income — Expense Disaggregation Disclosures, requires entities to provide disaggregated disclosures of certain categories of expenses on an annual and interim basis, including purchases of inventory, employee compensation, depreciation, and intangibles asset amortization for each income statement line item that contains those expenses. The guidance is effective for annual periods beginning after December 15, 2026, or fiscal 2028 for the Company, and is effective for interim periods within fiscal years beginning after December 15, 2027, or fiscal 2029 for the Company. The Company is currently evaluating the impact, if any, that the adoption of this standard will have on financial disclosures.

2.
REVENUE RECOGNITION

The following tables present the Company's revenue by major product category for each reportable segment:

	Three Months Ended December 29, 2024
	MasterCraft	Pontoon	Total
Major Product Categories:
Boats and trailers	$52,537	$7,791	$60,328
Parts	2,007	332	2,339
Other revenue	553	148	701
Total	$55,097	$8,271	$63,368

	Six Months Ended December 29, 2024
	MasterCraft	Pontoon	Total
Major Product Categories:
Boats and trailers	$102,760	$16,983	$119,743
Parts	6,030	839	6,869
Other revenue	1,840	275	2,115
Total	$110,630	$18,097	$128,727

	Three Months Ended December 31, 2023
	MasterCraft	Pontoon	Total
Major Product Categories:
Boats and trailers	$70,374	$16,698	$87,072
Parts	1,939	224	2,163
Other revenue	386	129	515
Total	$72,699	$17,051	$89,750

	Six Months Ended December 31, 2023
	MasterCraft	Pontoon	Total
Major Product Categories:
Boats and trailers	$140,198	$34,816	$175,014
Parts	7,130	477	7,607
Other revenue	1,207	227	1,434
Total	$148,535	$35,520	$184,055

Contract Liabilities

As of June 30, 2024, the Company had $4.1 million of contract liabilities associated with customer deposits and telematic services. During the six months ended December 29, 2024, $1.4 million was recognized as revenue. As of December 29, 2024, total contract liabilities associated with customer deposits and telematic services of $5.1 million were reported in Accrued expenses and other current liabilities and Other long-term liabilities on the condensed consolidated balance sheet, and $2.5 million is expected to be recognized as revenue during the remainder of the year ending June 30, 2025.

3.
DISCONTINUED OPERATIONS

On October 18, 2024, the Company completed the Aviara Transaction. As part of the Aviara Transaction, MarineMax, Inc. (“MarineMax”) paid for select branding and operational assets, including Aviara's website, tooling, and inventory. MarineMax also assumed Aviara's customer care, warranty liability and administration. The amounts paid to the Company by MarineMax for ownership of the Aviara brand were offset by MarineMax’s assumption of warranty liability and administration accruals. Further, on December 23, 2024, the Company completed the Aviara Facility Sale for proceeds, net of closing costs, of $26.1 million. The transactions resulted in a $6.2 million gain on discontinued operations related to the Aviara Facility Sale, partially offset by a $4.3 million loss related to the Aviara Transaction.

As discussed in Note 1, the Company has reported results of operations for the Aviara segment as discontinued operations in the condensed consolidated statement of operations and the related assets and liabilities are classified as discontinued operations in our prior-period condensed consolidated balance sheets.

In fiscal 2023, we sold our NauticStar business. Pursuant to the terms of the purchase agreement, substantially all of the assets were sold and the purchaser assumed substantially all of the liabilities of NauticStar. The value of the assets and liabilities that were retained at the time of sale, which were primarily related to certain claims, is subject to change. Certain of these claims, which were reported in Accrued expenses and other current liabilities, have been settled or are expected to settle for higher amounts than previously estimated, with the related activity being recorded as discontinued operations.

The following table summarizes the operating results of discontinued operations for the following periods:

	Three Months Ended		Six Months Ended
	December 29,	December 31,	December 29,	December 31,
	2024	2023	2024	2023
NET SALES	$(106)	$9,731	$7,200	$19,680
COST OF SALES	1,133	11,862	11,286	22,750
GROSS LOSS	(1,239)	(2,131)	(4,086)	(3,070)
OPERATING EXPENSES:
Selling, general and administrative	916	1,622	2,403	4,030
Total operating expenses	916	1,622	2,403	4,030
OPERATING LOSS	(2,155)	(3,753)	(6,489)	(7,100)
Gain on sale of discontinued operations	5,363	—	1,876	157
INCOME (LOSS) BEFORE INCOME TAX BENEFIT (EXPENSE)	3,208	(3,753)	(4,613)	(6,943)
INCOME TAX BENEFIT (EXPENSE)	(886)	959	774	1,813
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	$2,322	$(2,794)	$(3,839)	$(5,130)

The following table summarizes the assets and liabilities associated with discontinued operations:

June 30,
2024
CURRENT ASSETS:
Accounts receivable, net of allowance	$3,927
Inventories, net	7,295
Total current assets classified as discontinued operations	$11,222

NON-CURRENT ASSETS:
Property, plant and equipment, net	$21,499
Other long-term assets	181
Total non-current assets classified as discontinued operations	$21,680

CURRENT LIABILITIES:
Accounts payable	$1,747
Accrued expenses and other current liabilities	6,316
Total current liabilities classified as discontinued operations	$8,063

LONG-TERM LIABILITIES:
Long-term leases	$182
Total long-term liabilities classified as discontinued operations	$182

4.
SHORT-TERM INVESTMENTS

During the second quarter of fiscal 2025, the Company sold certain investment securities prior to maturity to repay outstanding amounts under the revolving credit facility (see Note 9) and, as a result, reclassified its held-to-maturity securities to available-for-sale securities. The Company determined the amortized cost of available-for-sale securities as of December 29, 2024 approximate their fair value because of the short-term nature of the investments.

The amortized cost, unrealized gains and losses, and fair value of available-for-sale securities at December 29, 2024 and June 30, 2024 are summarized in the following tables.

	December 29, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
Fixed income securities:
Corporate bonds	$28,548	$29	$—	$28,577
Total available-for-sale securities	$28,548	$29	$—	$28,577

	June 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Held-to-maturity securities:
Fixed income securities:
Corporate bonds	$78,846	$2	$(82)	$78,766
Total held-to-maturity securities	$78,846	$2	$(82)	$78,766

5.
INVENTORIES

Inventories consisted of the following:

	December 29,	June 30,
	2024	2024
Raw materials and supplies	$23,302	$26,326
Work in process	5,062	4,039
Finished goods	11,617	8,707
Obsolescence reserve	(2,993)	(2,100)
Total inventories	$36,988	$36,972

6.
PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, net consisted of the following:

	December 29,	June 30,
	2024	2024
Land and improvements	$4,985	$4,985
Buildings and improvements	34,094	34,040
Machinery and equipment	36,314	31,157
Furniture and fixtures	6,027	5,498
Construction in progress	10,348	10,295
Total property, plant, and equipment	91,768	85,975
Less accumulated depreciation	(38,927)	(33,661)
Property, plant, and equipment — net	52,841	$52,314

7.
GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the carrying amounts of goodwill as of December 29, 2024 and June 30, 2024 for each of the Company's reportable segments.

	Gross Amount	Accumulated Impairment Losses	Total
MasterCraft	$28,493	$—	$28,493
Pontoon	36,238	(36,238)	—
Total	$64,731	$(36,238)	$28,493

The following table presents the carrying amounts of Other intangible assets, net:

	December 29,			June 30,
	2024			2024
	Gross Amount	Accumulated Amortization / Impairment	Other intangible assets, net	Gross Amount	Accumulated Amortization / Impairment	Other intangible assets, net
Amortized intangible assets
Dealer networks	$19,500	$(12,750)	$6,750	$19,500	$(11,850)	$7,650
Software	245	(245)	—	245	(245)	—
	19,745	(12,995)	6,750	19,745	(12,095)	7,650

Unamortized intangible assets
Trade names	33,000	(7,000)	26,000	33,000	(7,000)	26,000
Total other intangible assets	$52,745	$(19,995)	$32,750	$52,745	$(19,095)	$33,650

Amortization expense related to Other intangible assets, net for each of the three months ended December 29, 2024 and December 31, 2023, was $0.5 million, and for each of the six months ended December 29, 2024 and December 31, 2023, was $0.9 million. Estimated amortization expense for the fiscal year ending June 30, 2025 is $1.8 million.

8.
ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	December 29,	June 30,
	2024	2024
Warranty	$25,152	$25,486
Dealer incentives	14,126	16,059
Compensation and related accruals	2,985	4,673
Contract liabilities	2,978	2,034
Inventory repurchase contingent obligation	1,496	1,657
Self-insurance	1,298	1,216
Liabilities retained associated with discontinued operations	713	309
Other	3,428	3,634
Total accrued expenses and other current liabilities	$52,176	$55,068

Accrued warranty liability activity was as follows for the six months ended:

	December 29,	December 31,
	2024	2023
Balance at the beginning of the period	$25,486	$28,689
Provisions	2,970	3,684
Payments made	(4,681)	(7,203)
Changes for pre-existing warranties	1,377	2,714
Balance at the end of the period	$25,152	$27,884

9.
LONG-TERM DEBT

Long-term debt is as follows:

June 30,
2024

Term loan	$49,500
Debt issuance costs on term loan	(239)
Total debt	49,261
Less current portion of long-term debt	4,500
Less current portion of debt issuance costs on term loan	(126)
Long-term debt, net of current portion	$44,887

There were no amounts of long-term debt outstanding as of December 29, 2024.

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

On September 27, 2024, the Company entered into the Fourth Amendment to obtain the necessary consents and waivers to the covenant restrictions related to the Aviara Transaction and the Aviara Facility Sale, as discussed in Note 3. In addition, the Fourth Amendment provides a waiver to the fixed charge ratio for certain periods. As a result of the fixed charge ratio waiver, the applicable margin on interest and the commitment fee for any unused portion of the Revolving Credit Facility for these periods is fixed at the maximum allowable rate (“Fourth Amendment Interest Terms”). Further, the Company may make restricted payments, including share repurchases under the Company's share repurchase program, in an aggregate amount not to exceed $5.0 million through March 31, 2025 (see Note 12).

The Credit Agreement, as amended, bears interest, at the Company’s option, at either the prime rate plus an applicable margin ranging from 0.25% to 1.00% or at an adjusted term benchmark rate plus an applicable margin ranging from 1.25% to 2.00%, in each case based on the Company’s net leverage ratio, subject to the Fourth Amendment Interest Terms. The Company is also required to pay a commitment fee for any unused portion of the Revolving Credit Facility ranging from 0.15% to 0.30% based on the Company’s net leverage ratio, subject to the Fourth Amendment Interest Terms. Effective prior to the Company's entry into the Fourth Amendment, during substantially all of the three months ended September 29, 2024, the applicable margin for loans accruing at the prime rate was 0.25% and the applicable margin for loans accruing interest at the benchmark rate was 1.25%. Following the Company’s entry into the Fourth Amendment and during the three months ended December 29, 2024, in compliance with the Fourth Amendment Interest Terms, the applicable margin for loans accruing interest at the prime rate was 1.00% and the applicable margin for loans accruing interest at the benchmark rate was 2.00%. During October 2024, prior to all drawn amounts being repaid as noted below, the Company’s all-in interest rate on amounts drawn on the Revolving Credit Facility was 6.96%.

The Credit Agreement will mature and all remaining amounts outstanding thereunder will be due and payable on June 28, 2026. As of December 29, 2024, the Company was in compliance with its financial covenants under the Credit Agreement.

Revolving Credit Facility

In conjunction with the Fourth Amendment, the Company drew $49.5 million on its Revolving Credit Facility. Drawn amounts were used to repay outstanding borrowings under the Term Loan. As of December 29, 2024, all amounts were repaid, and the Company had remaining availability of $100.0 million on the Revolving Credit Facility.

10.
INCOME TAXES

The Company’s consolidated interim effective tax rate is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items. The differences between the Company’s effective tax rate and the statutory federal tax rate of 21.0% for the first half of fiscal 2025 primarily relate to changes in uncertain tax positions and inclusion of the state tax rate in the overall effective rate, partially offset by benefits of federal and state credits. During the three months ended December 29, 2024 and December 31, 2023, the Company’s effective tax rate was 39.2% and 23.3%, respectively, and for the six months ended December 29, 2024 and December 31, 2023, the Company’s effective tax rate was 24.5% and 23.0%, respectively. The Company’s effective tax rates for the three and six months ended December 29, 2024 are higher compared to the effective tax rate for the same prior year periods, primarily due to changes in uncertain tax positions, partially offset by an increased benefit of federal and state credits.

11.
SHARE-BASED COMPENSATION

The following table presents the components of share-based compensation expense by award type.

	Three Months Ended		Six Months Ended
	December 29,	December 31,	December 29,	December 31,
	2024	2023	2024	2023
Restricted stock awards	$844	$598	$1,274	$990
Performance stock units	—	(535)	—	(17)
Share-based compensation expense	$844	$63	$1,274	$973

Restricted Stock Awards

During the six months ended December 29, 2024, the Company granted 248,642 restricted stock awards (“RSAs”) to the Company’s non-executive directors, officers and certain other key employees. Generally, the shares of restricted stock granted during the six months ended December 29, 2024, vest pro-rata over two or three years for officers and certain other key employees and over one year for non-executive directors. The Company determined the fair value of the shares awarded by using the close price of our common stock as of the date of grant. The weighted average grant date fair value of RSAs granted in the six months ended December 29, 2024, was $17.57 per share.

The following table summarizes the status of nonvested RSAs as of December 29, 2024, and changes during the six months then ended.

		Average
	Nonvested	Grant-Date
	Restricted	Fair Value
	Shares	(per share)
Nonvested at June 30, 2024	104,372	$21.76
Granted	248,642	17.57
Vested	(489)	20.49
Forfeited	(12,995)	19.51
Nonvested at December 29, 2024	339,530	18.78

As of December 29, 2024, there was $4.9 million of total unrecognized compensation expense related to nonvested RSAs. The Company expects this expense to be recognized over a weighted average period of 1.8 years.

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

The following table summarizes the status of nonvested PSUs as of December 29, 2024, and changes during the six months then ended.

		Average
	Nonvested	Grant-Date
	Performance	Fair Value
	Stock Units	(per share)
Nonvested at June 30, 2024	139,910	$23.62
Forfeited	(10,467)	23.27
Nonvested at December 29, 2024	129,443	23.64

As of December 29, 2024, there was no unrecognized compensation expense related to nonvested PSUs.

Incentive Award Plan

On October 22, 2024, at the Company's annual meeting of shareholders, the Company's shareholders approved the Second Amended and Restated MasterCraft 2015 Incentive Award Plan (the “Restated Incentive Plan”), as described in the Company's Definitive Proxy Statement, filed with the SEC on September 23, 2024, to replace the Amended and Restated MCBC Holdings, Inc. 2015 Incentive Award Plan effective as of the date of shareholder approval. The Restated Incentive Plan authorizes an aggregate issuance of up to 1,198,175 shares of common stock, subject to adjustment, in the form of performance awards, restricted shares, restricted stock units, stock options, stock appreciation rights, and other share-based awards. The Company's employees, consultants, and non-employee directors, and employees, consultants, and non-employee directors of our affiliates are eligible to receive awards under the Restated Incentive Plan.

12.
EARNINGS PER SHARE AND COMMON STOCK

The following table sets forth the computation of the Company’s net income (loss) per share:

	Three Months Ended		Six Months Ended
	December 29,	December 31,	December 29,	December 31,
	2024	2023	2024	2023
Income from continuing operations	$426	$8,680	$1,442	$17,211
Income (loss) from discontinued operations, net of tax	2,322	(2,794)	(3,839)	(5,130)
Net income (loss)	$2,748	$5,886	$(2,397)	$12,081

Weighted average shares — basic	16,454,776	17,010,116	16,499,858	17,083,204
Dilutive effect of assumed restricted share awards/units	88,726	81,517	—	74,920
Weighted average outstanding shares — diluted	16,543,502	17,091,633	16,499,858	17,158,124
Basic income (loss) per share
Continuing operations	$0.03	$0.51	$0.09	$1.01
Discontinued operations	0.14	(0.16)	(0.24)	(0.30)
Net income (loss)	$0.17	$0.35	$(0.15)	$0.71
Diluted income (loss) per share
Continuing operations	$0.03	$0.51	$0.09	$1.00
Discontinued operations	0.14	(0.17)	(0.24)	(0.30)
Net income (loss)	$0.17	$0.34	$(0.15)	$0.70

For the three and six months ended December 31, 2023, an immaterial number of shares were excluded from the computation of diluted earnings per share as the effect would have been anti-dilutive.

Share Repurchase Program

On July 24, 2023, the Board of the Company authorized a share repurchase program under which the Company may repurchase up to $50.0 million of its outstanding shares of common stock. The authorization became effective upon the completion of the Company's previously existing $50.0 million stock repurchase authorization on August 9, 2023.

During the three months ended December 29, 2024 and December 31, 2023, the Company repurchased 39,593 shares and 214,219 shares of common stock for $0.7 million and $4.4 million, respectively, in cash, excluding related fees and expenses. During the six months ended December 29, 2024 and December 31, 2023, the Company repurchased 223,222 shares and 455,983 shares of common stock for $4.2 million and $10.2 million, respectively, in cash, excluding related fees and expenses. As of December 29, 2024, $31.2 million remained available under the program.

13. SEGMENT INFORMATION

Reportable Segments

During the fourth quarter of fiscal 2024, the Company changed the name of its “Crest” operating segment to “Pontoon.” The segment change had no impact on the composition of the Company's segments or on previously reported financial position, results of operations, cash flows, or segment operating results.

Operating segments are identified as components of an enterprise about which discrete financial information is available for evaluation by the CODM in making decisions on how to allocate resources and assess performance. For the three and six months ended December 29, 2024, the Company’s CODM regularly assessed the operating performance of the Company’s boat brands under two operating and reportable segments:

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

Selected financial information for the Company’s reportable segments was as follows:

	For the Three Months Ended December 29, 2024
	MasterCraft	Pontoon	Consolidated
Net sales	$55,097	$8,271	$63,368
Operating income (loss)	3,379	(3,193)	186
Depreciation and amortization	1,453	929	2,382
Purchases of property, plant and equipment	2,228	162	2,390

	For the Six Months Ended December 29, 2024
	MasterCraft	Pontoon	Consolidated
Net sales	$110,630	$18,097	$128,727
Operating income (loss)	7,072	(5,882)	1,190
Depreciation and amortization	2,642	1,814	4,456
Purchases of property, plant and equipment	3,680	914	4,594

	For the Three Months Ended December 31, 2023
	MasterCraft	Pontoon	Consolidated
Net sales	$72,699	$17,051	$89,750
Operating income	10,294	469	10,763
Depreciation and amortization	1,282	816	2,098
Purchases of property, plant and equipment	1,407	314	1,721

	For the Six Months Ended December 31, 2023
	MasterCraft	Pontoon	Consolidated
Net sales	$148,535	$35,520	$184,055
Operating income	20,584	732	21,316
Depreciation and amortization	2,583	1,624	4,207
Purchases of property, plant and equipment	3,616	1,178	4,794

The following table presents total assets for the Company’s reportable segments.

	December 29, 2024	June 30, 2024
Assets:
MasterCraft	$199,794	$233,088
Pontoon	50,321	51,994
Assets associated with discontinued operations	—	32,902
Total assets	$250,115	$317,984

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

Discontinued Operations

On October 18, 2024, the Company completed the Aviara Transaction. Further, on December 23, 2024, the Company completed the Aviara Facility Sale. The Company's results for all periods presented, as discussed in Management's Discussion and Analysis, are presented on a continuing operations basis. Results related to our Aviara and NauticStar reporting units are reported as discontinued operations for all periods presented. See Notes 1 and 3 in Notes to the unaudited condensed consolidated financial statements for more information on discontinued operations.

Overview

As a result of economic and industry headwinds at the end of our key selling season, we adjusted our production levels at the outset of fiscal 2025 to allow for improvements in overall dealer inventory levels. These lower production levels resulted in decreased net sales and reduced gross margins compared to our fiscal 2024 results due to lower fixed cost absorption. As we navigate these headwinds facing our business, we remain committed to aligning our production levels with market demand while also maintaining operational flexibility.

Results of Continuing Operations

Consolidated Results

The table below presents our consolidated results of operations for the three and six months ended:

	Three Months Ended		2025 vs. 2024		Six Months Ended		2025 vs. 2024
	December 29,	December 31,		%	December 29,	December 31,		%
	2024	2023	Change	Change	2024	2023	Change	Change
(Dollar amounts in thousands)
Consolidated statements of operations:
NET SALES	$63,368	$89,750	$(26,382)	(29.4%)	$128,727	$184,055	$(55,328)	(30.1%)
COST OF SALES	52,476	68,812	(16,336)	(23.7%)	106,037	140,642	(34,605)	(24.6%)
GROSS PROFIT	10,892	20,938	(10,046)	(48.0%)	22,690	43,413	(20,723)	(47.7%)
OPERATING EXPENSES:
Selling and marketing	2,824	2,500	324	13.0%	5,698	5,584	114	2.0%
General and administrative	7,432	7,225	207	2.9%	14,902	15,601	(699)	(4.5%)
Amortization of other intangible assets	450	450	—	0.0%	900	912	(12)	(1.3%)
Total operating expenses	10,706	10,175	531	5.2%	21,500	22,097	(597)	(2.7%)
OPERATING INCOME	186	10,763	(10,577)	(98.3%)	1,190	21,316	(20,126)	(94.4%)
OTHER INCOME (EXPENSE):
Interest expense	(182)	(854)	672	(78.7%)	(1,169)	(1,732)	563	(32.5%)
Interest income	697	1,415	(718)	(50.7%)	1,889	2,766	(877)	(31.7%)
INCOME BEFORE INCOME TAX EXPENSE	701	11,324	(10,623)	(93.8%)	1,910	22,350	(20,440)	(91.5%)
INCOME TAX EXPENSE	275	2,644	(2,369)	(89.6%)	468	5,139	(4,671)	(90.9%)
INCOME FROM CONTINUING OPERATIONS	$426	$8,680	$(8,254)	(95.1%)	$1,442	$17,211	$(15,769)	(91.6%)
Additional financial and other data:
Unit sales volume:
MasterCraft	400	491	(91)	(18.5%)	774	985	(211)	(21.4%)
Pontoon	153	365	(212)	(58.1%)	330	727	(397)	(54.6%)
Consolidated unit sales volume	553	856	(303)	(35.4%)	1,104	1,712	(608)	(35.5%)
Net sales:
MasterCraft	$55,097	$72,699	$(17,602)	(24.2%)	$110,630	$148,535	$(37,905)	(25.5%)
Pontoon	8,271	17,051	(8,780)	(51.5%)	18,097	35,520	(17,423)	(49.1%)
Consolidated net sales	$63,368	$89,750	$(26,382)	(29.4%)	$128,727	$184,055	$(55,328)	(30.1%)
Net sales per unit:
MasterCraft	$138	$148	$(10)	(6.8%)	$143	$151	$(8)	(5.3%)
Pontoon	54	47	7	14.9%	55	49	6	12.2%
Consolidated net sales per unit	115	105	10	9.5%	117	108	9	8.3%
Gross margin	17.2%	23.3%	(610) bps		17.6%	23.6%	(600) bps

Net sales decreased $26.4 million and $55.3 million during the second quarter and first half of fiscal 2025, respectively, when compared with the same prior-year period. The decrease in net sales was primarily driven by planned lower unit volumes and unfavorable model mix.

Gross margin percentage declined 610 and 600 basis points during the second quarter and first half of fiscal 2025, respectively, when compared with the same prior-year period. Lower margins were the result of unfavorable model mix and lower cost absorption due to decreased production volume.

Segment Results

MasterCraft Segment

The following table sets forth MasterCraft segment results for the three and six months ended:

	Three Months Ended		2025 vs. 2024		Six Months Ended		2025 vs. 2024
	December 29,	December 31,		%	December 29,	December 31,		%
(Dollar amounts in thousands)	2024	2023	Change	Change	2024	2023	Change	Change
Net sales	$55,097	$72,699	$(17,602)	(24.2%)	$110,630	$148,535	$(37,905)	(25.5%)
Operating income	3,379	10,294	(6,915)	(67.2%)	7,072	20,584	(13,512)	(65.6%)
Purchases of property, plant and equipment	2,228	1,407	821	58.4%	3,680	3,616	64	1.8%

Unit sales volume	400	491	(91)	(18.5%)	774	985	(211)	(21.4%)
Net sales per unit	$138	$148	$(10)	(6.8%)	$143	$151	$(8)	(5.3%)

Net sales decreased $17.6 million and $37.9 million during the second quarter and first half of fiscal 2025, respectively, when compared with the same prior-year period. The decrease was driven by lower unit volume and unfavorable model mix.

Operating income decreased $6.9 million and $13.5 million during second quarter and first half of fiscal 2025, respectively, when compared with the same prior-year period. The change was primarily the result of decreased net sales, as discussed above.

Pontoon Segment

The following table sets forth Pontoon segment results for the three and six months ended:

	Three Months Ended		2025 vs. 2024		Six Months Ended		2025 vs. 2024
	December 29,	December 31,		%	December 29,	December 31,		%
(Dollar amounts in thousands)	2024	2023	Change	Change	2024	2023	Change	Change
Net sales	$8,271	$17,051	$(8,780)	(51.5%)	$18,097	$35,520	$(17,423)	(49.1%)
Operating income (loss)	(3,193)	469	(3,662)	(780.8%)	(5,882)	732	(6,614)	(903.6%)
Purchases of property, plant and equipment	162	314	(152)	(48.4%)	914	1,178	(264)	(22.4%)

Unit sales volume	153	365	(212)	(58.1%)	330	727	(397)	(54.6%)
Net sales per unit	$54	$47	$7	14.9%	$55	$49	$6	12.2%

Net sales decreased $8.8 million and $17.4 million during the second quarter and first half of fiscal 2025, respectively, when compared to the same prior-year period, mainly due to lower unit volumes and increased dealer incentives.

Operating loss for the second quarter and first half of fiscal 2025 was $3.2 million and $5.9 million, respectively, compared to operating income of $0.5 million and $0.7 million in the same prior year periods, respectively. The change was primarily the result of decreased net sales, as discussed above.

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

The following table presents a reconciliation of income from continuing operations as determined in accordance with U.S. GAAP to EBITDA, and Adjusted EBITDA, and income from continuing operations margin (expressed as a percentage of net sales) to EBITDA margin and Adjusted EBITDA margin (each expressed as a percentage of net sales) for the periods indicated:

	Three Months Ended				Six Months Ended
	December 29,	% of Net	December 31,	% of Net	December 29,	% of Net	December 31,	% of Net
(Dollar amounts in thousands)	2024	sales	2023	sales	2024	sales	2023	sales
Income from continuing operations	$426	0.7%	$8,680	9.7%	$1,442	1.1%	$17,211	9.4%
Income tax expense	275		2,644		468		5,139
Interest expense	182		854		1,169		1,732
Interest income	(697)		(1,415)		(1,889)		(2,766)
Depreciation and amortization	2,382		2,098		4,456		4,207
EBITDA	2,568	4.1%	12,861	14.3%	5,646	4.4%	25,523	13.9%
Share-based compensation	844		63		1,274		973
CEO transition and organizational realignment costs(a)	114		—		448		436
Adjusted EBITDA	$3,526	5.6%	$12,924	14.4%	$7,368	5.7%	$26,932	14.6%

The following table presents a reconciliation of income from continuing operations as determined in accordance with U.S. GAAP to Adjusted Net Income for the periods indicated:

	Three Months Ended		Six Months Ended
	December 29,	December 31,	December 29,	December 31,
(Dollar amounts in thousands, except per share data)	2024	2023	2024	2023
Income from continuing operations	$426	$8,680	$1,442	$17,211
Income tax expense	275	2,644	468	5,139
Amortization of acquisition intangibles	450	450	900	912
Share-based compensation	844	63	1,274	973
CEO transition and organizational realignment costs(a)	114	—	448	436
Adjusted Net Income before income taxes	2,109	11,837	4,532	24,671
Adjusted income tax expense(b)	422	2,368	906	4,934
Adjusted Net Income	$1,687	$9,469	$3,626	$19,737

Adjusted Net Income per share:
Basic	$0.10	$0.56	$0.22	$1.16
Diluted	$0.10	$0.55	$0.22	$1.15
Weighted average shares used for the computation of(c):
Basic Adjusted Net Income per share	16,454,776	17,010,116	16,499,858	17,083,204
Diluted Adjusted Net Income per share	16,543,502	17,091,633	16,499,858	17,158,124

The following table presents the reconciliation of income from continuing operations per diluted share to Adjusted Net Income per diluted share for the periods indicated:

	Three Months Ended		Six Months Ended
	December 29,	December 31,	December 29,	December 31,
	2024	2023	2024	2023
Income from continuing operations per diluted share	$0.03	$0.51	$0.09	$1.00
Impact of adjustments:
Income tax expense	0.02	0.16	0.03	0.30
Amortization of acquisition intangibles	0.03	0.03	0.06	0.05
Share-based compensation	0.05	—	0.08	0.06
CEO transition and organizational realignment costs(a)	—	—	0.03	0.03
Adjusted Net Income per diluted share before income taxes	0.13	0.70	0.29	1.44
Impact of adjusted income tax expense on net income per diluted share before income taxes(b)	(0.03)	(0.15)	(0.07)	(0.29)
Adjusted Net Income per diluted share	0.10	$0.55	$0.22	$1.15

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

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance working capital, fund capital expenditures, service our debt, fund potential acquisitions, and fund our share repurchase program. Our principal sources of liquidity are our cash balance, available-for-sale securities, cash generated from operating activities, our revolving credit agreement and the refinancing and/or new issuance of long-term debt. We believe our cash balance, available-for-sale securities, cash from operations, and our ability to borrow will be sufficient to provide for our liquidity and capital resource needs.

Cash and cash equivalents totaled $34.3 million as of December 29, 2024, an increase of $26.9 million from $7.4 million as of June 30, 2024. The increase includes $26.1 million in net proceeds from the Aviara Facility Sale. Refer to Note 3 — Discontinued Operations in the Notes to the unaudited condensed consolidated financial statements for further details. Available-for-sale securities totaled $28.5 million as of December 29, 2024, a decrease of $50.3 million from $78.8 million as of June 30, 2024. Proceeds from Available-for-sale securities were used to repay outstanding amounts under the Revolving Credit Facility. Refer to Note 4 — Short-term investments in the Notes to the unaudited condensed consolidated financial statements for further details. Total debt as of June 30, 2024, was $49.3 million, with no amounts outstanding as of December 29, 2024.

As of December 29, 2024, we had no amounts outstanding under the Revolving Credit Facility, leaving $100.0 million of available borrowing capacity. Refer to Note 9 — Long-Term Debt in the Notes to unaudited condensed consolidated financial statements for further details.

On July 24, 2023, the Board of the Company authorized a share repurchase program under which the Company may repurchase up to $50 million of its outstanding shares of common stock. The authorization became effective upon the completion of the Company's previously existing $50 million stock repurchase authorization.

During the six months ended December 29, 2024, the Company repurchased 223,222 shares of common stock for $4.2 million in cash, excluding related fees and expenses under both plans.

The following table and discussion below relate to our cash flows from continuing operations from operating, investing, and financing activities:

	Six Months Ended
	December 29,	December 31,
(Dollar amounts in thousands)	2024	2023
Total cash provided by (used in):
Operating activities	$13,437	$22,350
Investing activities	46,291	15,169
Financing activities	(54,203)	(14,109)
Net change in cash and cash equivalents from continuing operations	$5,525	$23,410

Six Months Ended December 29, 2024 Cash Flows from Continuing Operations

Net cash provided by operating activities for the six months ended December 29, 2024 was $13.4 million, primarily due to net income and favorable changes to working capital. Working capital is defined as accounts receivable, income tax receivable, inventories, and prepaid expenses and other current assets net of accounts payable, income tax payable, and accrued expenses and other current liabilities as presented in the condensed consolidated balance sheets. Favorable changes in working capital primarily consisted of decreases in accounts receivable and prepaid expenses and other current assets. Partially offsetting favorable changes in working capital were decreases in accrued expenses and other current liabilities and in accounts payables. Accounts receivable decreased due to timing of sales at the end of the period compared to the end of the prior-year period. Prepaid and other current assets decreased due to amortization of insurance premiums. Accrued expenses and other current liabilities decreased due to payment of dealer incentives and variable compensation. Accounts payables decreased due to timing associated with the holiday season.

Net cash provided by investing activities was $46.3 million, which included $50.9 million of proceeds in available-for-sale securities, partially offset by $4.6 million in capital expenditures. Our capital spending was primarily focused on tooling, information technology, and machinery and equipment.

Net cash used in financing activities was $54.2 million, which included share repurchases totaling $4.2 million and $49.5 million used to repay outstanding borrowings of the Term Loan. Drawn amounts on the Revolving Credit Facility were fully repaid as of December 29, 2024.

Six Months Ended December 31, 2023 Cash Flows from Continuing Operations

Net cash provided by operating activities for the six months ended December 31, 2023 was $22.4 million, primarily due to net income. Working capital had a net nominal effect on cash provided by operating activities. Favorable working capital changes consisted of decreases in inventories and accounts receivables, partially offset by increases in accounts payable, accrued expenses and other current liabilities, and income tax payable. Inventories decreased as we continue to rebalance inventory levels to align with lower production levels, partially offset by increased materials costs from inflation. Accounts receivables decreased primarily as a result of timing of collections and lower sales at the end of the period compared to the end of the prior-year period. Accounts payable decreased as a result of decreased production levels as well as timing associated with the holiday season. Accrued expenses and other current liabilities decreased due to payment of dealer incentives and lower compensation related accruals, partially offset by an increase in contract liabilities. Income tax payable decreased due to the timing of payments.

Net cash provided by investing activities was $15.2 million, due to net changes in available-for-sale securities of $20.0 million, partially offset by $4.8 million of capital expenditures. Our capital spending was mainly focused on facility enhancements, information technology, and tooling.

Net cash used in financing activities was $14.1 million, which included net payments of $2.3 million on long-term debt and $10.2 million of share repurchases.

Off Balance Sheet Arrangements

The Company did not have any off balance sheet financing arrangements as of December 29, 2024.

Critical Accounting Estimates

As of December 29, 2024, there were no significant changes in or changes to the application of our critical accounting policies or estimation procedures from those presented in our 2024 Annual Report.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 29, 2024.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 29, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

During the six months ended December 29, 2024, there have been no material changes to the risk factors disclosed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

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

During the first six months of fiscal 2025, we repurchased approximately $4.2 million of our common stock, including approximately $0.7 million during the three months ended December 29, 2024, excluding related fees and expenses. As of December 29, 2024, the remaining authorization under the new program was approximately $31.2 million.

During the three months ended December 29, 2024, the Company repurchased the following shares of common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(a)(b)	Total Number of Shares Purchased as part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan (dollars in thousands)
September 30, 2024 - October 27, 2024	12,128	$16.86	12,128	$31,699
October 28, 2024 - November 24, 2024	11,579	18.96	11,579	31,479
November 25, 2024 - December 29, 2024	15,886	20.43	15,886	31,155
Total	39,593		39,593

(a)
Represents weighted average price paid per share excluding commissions paid.
(b)
Average price per share excludes any excise tax imposed on certain stock repurchases as part of the Inflation Reduction Act of 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

During the three months ended December 29, 2024, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (each as defined in Item 408 of Regulation S-K).

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

MASTERCRAFT BOAT HOLDINGS, INC.
(Registrant)

Date:	February 6, 2025	By:	/s/ BRADLEY M. NELSON
Bradley M. Nelson
Chief Executive Officer (Principal Executive Officer) and Director

Date:	February 6, 2025	By:	/s/ TIMOTHY M. OXLEY
Timothy M. Oxley
Chief Financial Officer (Principal Financial and Accounting Officer),
Treasurer and Secretary