Form 10-Q
period 2025-03-30
MasterCraft Boat Holdings, Inc.
filed 2025-05-07
CIK 1638290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 30, 2025

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

As of May 2, 2025, there were 16,605,130 shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding.

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on assumptions that we have made considering our industry experience and our perceptions of historical trends, current conditions, expected future developments and other important factors we believe are appropriate under the circumstances. As you read and consider this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many important factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance anticipated in the forward-looking statements, including but not limited to the following: changes in interest rates, general economic conditions, changes in trade priorities, policies and regulations, including increases or changes in duties, current and potentially new tariffs or quotas and other similar measures, as well as the potential direct and indirect impact of retaliatory tariffs and other actions, demand for our products, persistent inflationary pressures, changes in consumer preferences, competition within our industry, our ability to maintain a reliable network of dealers, our ability to cooperate with our strategic partners, elevated inventories resulting in increased costs for dealers, our ability to manage our manufacturing levels and our fixed cost base, the successful introduction of our new products, the success of our strategic divestments, geopolitical conflicts, financial institution disruptions and the other important factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, filed with the Securities and Exchange Commission (“SEC”) on August 30, 2024 (our “2024 Annual Report”). Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual operating and financial performance may vary in material respects from the performance projected in these forward-looking statements.

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

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	March 30,	March 31,	March 30,	March 31,
(Dollar amounts in thousands, except per share data)	2025	2024	2025	2024
NET SALES	$75,960	$83,977	$204,687	$268,032
COST OF SALES	60,195	64,385	166,232	205,026
GROSS PROFIT	15,765	19,592	38,455	63,006
OPERATING EXPENSES:
Selling and marketing	2,845	3,121	8,543	8,705
General and administrative	8,356	9,269	23,258	24,870
Amortization of other intangible assets	450	450	1,350	1,362
Total operating expenses	11,651	12,840	33,151	34,937
OPERATING INCOME	4,114	6,752	5,304	28,069
OTHER INCOME (EXPENSE):
Interest expense	—	(762)	(1,169)	(2,494)
Interest income	760	1,398	2,649	4,164
INCOME BEFORE INCOME TAX EXPENSE	4,874	7,388	6,784	29,739
INCOME TAX EXPENSE	1,053	1,661	1,521	6,801
INCOME FROM CONTINUING OPERATIONS	3,821	5,727	5,263	22,938
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX (Note 3)	(78)	(1,972)	(3,917)	(7,102)
NET INCOME	$3,743	$3,755	$1,346	$15,836

INCOME (LOSS) PER SHARE:
Basic
Continuing operations	$0.23	$0.34	$0.32	$1.35
Discontinued operations	—	(0.12)	(0.24)	(0.42)
Net income	$0.23	$0.22	$0.08	$0.93

Diluted
Continuing operations	$0.23	$0.34	$0.32	$1.34
Discontinued operations	—	(0.12)	(0.24)	(0.41)
Net income	$0.23	$0.22	$0.08	$0.93

WEIGHTED AVERAGE SHARES USED FOR COMPUTATION OF:
Basic earnings per share	16,414,340	16,844,440	16,471,352	17,003,616
Diluted earnings per share	16,540,345	16,965,624	16,554,235	17,093,958

Notes to Unaudited Condensed Consolidated Financial Statements form an integral part of the condensed consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 30,	June 30,
(Dollar amounts in thousands, except per share data)	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,507	$7,394
Short-term investments (Note 4)	38,010	78,846
Accounts receivable, net of allowance of $212 and $101, respectively	8,512	11,455
Income tax receivable	817	499
Inventories, net (Note 5)	39,545	36,972
Prepaid expenses and other current assets	8,593	8,686
Current assets associated with discontinued operations (Note 3)	—	11,222
Total current assets	123,984	155,074
Property, plant and equipment, net (Note 6)	52,811	52,314
Goodwill (Note 7)	28,493	28,493
Other intangible assets, net (Note 7)	32,300	33,650
Deferred income taxes	17,902	18,584
Other long-term assets	6,396	8,189
Non-current assets associated with discontinued operations (Note 3)	—	21,680
Total assets	$261,886	$317,984
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,139	$10,431
Accrued expenses and other current liabilities (Note 8)	55,263	55,068
Current portion of long-term debt, net of unamortized debt issuance costs (Note 9)	—	4,374
Current liabilities associated with discontinued operations (Note 3)	—	8,063
Total current liabilities	68,402	77,936
Long-term debt, net of unamortized debt issuance costs (Note 9)	—	44,887
Unrecognized tax positions	8,958	8,549
Other long-term liabilities	2,259	2,551
Long-term liabilities associated with discontinued operations (Note 3)	—	182
Total liabilities	79,619	134,105
COMMITMENTS AND CONTINGENCIES
EQUITY:
Common stock, $.01 par value per share — authorized, 100,000,000 shares; issued and outstanding, 16,711,812 shares at March 30, 2025 and 16,759,109 shares at June 30, 2024	167	167
Additional paid-in capital	56,934	59,892
Retained earnings	124,966	123,620
MasterCraft Boat Holdings, Inc. equity	182,067	183,679
Noncontrolling interest	200	200
Total equity	182,267	183,879
Total liabilities and equity	$261,886	$317,984

Notes to Unaudited Condensed Consolidated Financial Statements form an integral part of the condensed consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

			Additional		MasterCraft Boat
	Common Stock		Paid-in	Retained	Holdings,	Noncontrolling
(Dollar amounts in thousands)	Shares	Amount	Capital	Earnings	Inc. Equity	Interest	Total
Balance at June 30, 2024	16,759,109	$167	$59,892	$123,620	$183,679	$200	$183,879
Share-based compensation activity	240,912	3	421	—	424	—	424
Repurchase and retirement of common stock	(183,629)	(2)	(3,509)	—	(3,511)	—	(3,511)
Net loss	—	—	—	(5,145)	(5,145)	—	(5,145)
Balance at September 29, 2024	16,816,392	168	56,804	118,475	175,447	200	175,647
Share-based compensation activity	(3,255)	(1)	868	—	867	—	867
Repurchase and retirement of common stock	(39,593)	—	(756)	—	(756)	—	(756)
Net income	—	—	—	2,748	2,748	—	2,748
Balance at December 29, 2024	16,773,544	167	56,916	121,223	178,306	200	178,506
Share-based compensation activity	(20,644)	—	771	—	771	—	771
Repurchase and retirement of common stock	(41,088)	—	(753)	—	(753)	—	(753)
Net income	—	—	—	3,743	3,743	—	3,743
Balance at March 30, 2025	16,711,812	$167	$56,934	$124,966	$182,067	$200	$182,267

			Additional		MasterCraft Boat
	Common Stock		Paid-in	Retained	Holdings,	Noncontrolling
	Shares	Amount	Capital	Earnings	Inc. Equity	Interest	Total
Balance at June 30, 2023	17,312,850	$173	$75,976	$115,820	$191,969	120	$192,089
Share-based compensation activity	185,055	—	(683)	—	(683)	—	(683)
Repurchase and retirement of common stock	(241,764)	(2)	(5,783)	—	(5,785)	—	(5,785)
Capital contribution from noncontrolling interest	—	—	—	—	—	80	80
Net income	—	—	—	6,195	6,195	—	6,195
Balance at October 1, 2023	17,256,141	171	69,510	122,015	191,696	200	191,896
Share-based compensation activity	(8,117)	1	8	—	9	—	9
Repurchase and retirement of common stock	(214,219)	(2)	(4,458)	—	(4,460)	—	(4,460)
Net income	—	—	—	5,886	5,886	—	5,886
Balance at December 31, 2023	17,033,805	170	65,060	127,901	193,131	200	193,331
Share-based compensation activity	58,205	1	1,582	—	1,583	—	1,583
Repurchase and retirement of common stock	(73,562)	(1)	(1,570)	—	(1,571)	—	(1,571)
Net income	—	—	—	3,755	3,755	—	3,755
Balance at March 31, 2024	17,018,448	$170	$65,072	$131,656	$196,898	200	$197,098

Notes to Unaudited Condensed Consolidated Financial Statements form an integral part of the condensed consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	March 30,	March 31,
(Dollar amounts in thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,346	$15,836
Loss from discontinued operations, net of tax	3,917	7,102
Income from continuing operations	5,263	22,938
Adjustments to reconcile income from continuing operations to net cash used in operating activities:
Depreciation and amortization	7,024	6,312
Share-based compensation	2,080	2,536
Unrecognized tax benefits	409	824
Deferred income taxes	682	(1,949)
Changes in certain operating assets and liabilities	1,009	(5,116)
Other, net	1,990	(1,970)
Net cash provided by operating activities of continuing operations	18,457	23,575
Net cash used in operating activities of discontinued operations	(3,308)	(1,255)
Net cash provided by operating activities	15,149	22,320

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(6,606)	(7,968)
Purchases of investments	(33,997)	(120,277)
Proceeds from investments	75,563	130,053
Other, net	—	5
Net cash provided by investing activities of continuing operations	34,960	1,813
Net cash provided by (used in) investing activities of discontinued operations	25,992	(4,654)
Net cash provided by (used in) investing activities	60,952	(2,841)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(49,500)	(3,375)
Borrowings on revolving credit facility	49,500	—
Principal payments on revolving credit facility	(49,500)	—
Repurchase and retirement of common stock	(5,227)	(11,728)
Other, net	(261)	(1,684)
Net cash used in financing activities of continuing operations	(54,988)	(16,787)
Net cash provided by (used in) financing activities of discontinued operations	—	—
Net cash used in financing activities	(54,988)	(16,787)
NET CHANGE IN CASH AND CASH EQUIVALENTS	21,113	2,692

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	7,394	19,817
CASH AND CASH EQUIVALENTS — END OF PERIOD	$28,507	$22,509
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest, net of amounts capitalized	$778	$2,259
Cash payments for income taxes	279	9,684
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Activity related to sales-type lease	—	3,898
Capital expenditures in accounts payable and accrued expenses	199	286

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

The accompanying unaudited condensed consolidated financial statements include the accounts of MasterCraft Boat Holdings, Inc. (“Holdings”) and its wholly owned subsidiaries. Holdings and its subsidiaries collectively are referred to herein as the “Company.” The unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements for the year ended June 30, 2024, and, in the opinion of management, reflect all adjustments considered necessary to present fairly the Company’s financial position as of March 30, 2025, its results of operations for the three and nine months ended March 30, 2025 and March 31, 2024, its cash flows for the nine months ended March 30, 2025 and March 31, 2024, and its statements of equity for the three and nine months ended March 30, 2025 and March 31, 2024. All adjustments are of a normal, recurring nature. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the SEC for financial information have been condensed or omitted pursuant to such rules and regulations. The June 30, 2024 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP for complete financial statements. However, management believes that the disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in our 2024 Annual Report.

Due to the seasonality of the Company’s business, the interim results are not necessarily indicative of the results that may be expected for the remainder of the fiscal year.

There were no significant changes in, or changes to, the application of the Company’s significant or critical accounting policies or estimation procedures for the three and nine months ended March 30, 2025, as compared with those described in the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2024.

Discontinued Operations — On October 18, 2024, the Company completed the sale of its Aviara brand of luxury dayboats and certain related assets to a subsidiary of MarineMax, Inc. (the “Aviara Transaction”). The Company's sale of the business represents an exit from the luxury dayboat category, a strategic shift that has a significant effect on the Company’s operations and financial results, and as such, qualifies for reporting as discontinued operations. Further, on December 23, 2024, the Company completed the sale of its Aviara manufacturing facility located in Merritt Island, Florida, to RMI Holdings, Inc. (the “Aviara Facility Sale”). In fiscal 2023, the Company sold its NauticStar business. The former Aviara and NauticStar businesses results for the periods presented are reflected in our condensed consolidated statements of operations and condensed consolidated statement of cash flows as discontinued operations. Additionally, the related assets and liabilities associated with discontinued operations are classified as discontinued operations in our condensed consolidated balance sheets for the prior-period presented (see Note 3).

Unless otherwise indicated, the financial disclosures and related information provided herein relate to our continuing operations, which exclude our former Aviara and NauticStar segments, and we have recast prior period amounts to reflect discontinued operations.

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

Income Statement — ASU No. 2024-03, Reporting Comprehensive Income — Expense Disaggregation Disclosures. ASU No. 2024-03, as amended by ASU No. 2025-01, requires public entities to provide disaggregated disclosures of certain categories of expenses on an annual and interim basis, including purchases of inventory, employee compensation, depreciation, and intangibles asset amortization for each income statement line item that contains those expenses. The guidance is effective for annual periods beginning after December 15, 2026, or fiscal 2028 for the Company, and is effective for interim periods within fiscal years beginning after December 15, 2027, or fiscal 2029 for the Company. The Company is currently evaluating the impact, if any, that the adoption of this standard will have on financial disclosures.

2.
REVENUE RECOGNITION

The following tables present the Company's revenue by major product category for each reportable segment:

	Three Months Ended March 30, 2025
	MasterCraft	Pontoon	Total
Major Product Categories:
Boats and trailers	$61,759	$11,032	$72,791
Parts	1,945	403	2,348
Other revenue	523	298	821
Total	$64,227	$11,733	$75,960

	Nine Months Ended March 30, 2025
	MasterCraft	Pontoon	Total
Major Product Categories:
Boats and trailers	$164,519	$28,015	$192,534
Parts	7,975	1,242	9,217
Other revenue	2,363	573	2,936
Total	$174,857	$29,830	$204,687

	Three Months Ended March 31, 2024
	MasterCraft	Pontoon	Total
Major Product Categories:
Boats and trailers	$66,961	$13,769	$80,730
Parts	2,443	292	2,735
Other revenue	379	133	512
Total	$69,783	$14,194	$83,977

	Nine Months Ended March 31, 2024
	MasterCraft	Pontoon	Total
Major Product Categories:
Boats and trailers	$207,160	$48,584	$255,744
Parts	9,574	770	10,344
Other revenue	1,585	359	1,944
Total	$218,319	$49,713	$268,032

Contract Liabilities

As of June 30, 2024, the Company had $4.1 million of contract liabilities associated with customer deposits and telematic services. During the nine months ended March 30, 2025, $1.7 million was recognized as revenue. As of March 30, 2025, total contract liabilities associated with customer deposits and telematic services of $4.8 million were reported in Accrued expenses and other current liabilities and Other long-term liabilities on the condensed consolidated balance sheet, and $1.9 million is expected to be recognized as revenue during the remainder of the year ending June 30, 2025.

3.
DISCONTINUED OPERATIONS

On October 18, 2024, the Company completed the Aviara Transaction. As part of the Aviara Transaction, MarineMax, Inc. (“MarineMax”) paid for select branding and operational assets, including Aviara’s website, tooling, and inventory. MarineMax also assumed Aviara’s customer care, warranty liability and administration. The amounts paid to the Company by MarineMax for ownership of the Aviara brand were offset by MarineMax’s assumption of warranty liability and administration accruals. Further, on December 23, 2024, the Company completed the Aviara Facility Sale for proceeds, net of closing costs, of $26.1 million. The transactions resulted in a $6.2 million gain on discontinued operations related to the Aviara Facility Sale, partially offset by a $4.3 million loss related to the Aviara Transaction.

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

The following table summarizes the operating results of discontinued operations for the following periods:

	Three Months Ended		Nine Months Ended
	March 30,	March 31,	March 30,	March 31,
	2025	2024	2025	2024
NET SALES	$1,557	$11,731	$8,756	$31,411
COST OF SALES	1,541	12,972	12,827	35,723
GROSS PROFIT (LOSS)	16	(1,241)	(4,071)	(4,312)
OPERATING EXPENSES:
Selling, general and administrative	169	1,618	2,571	5,647
Total operating expenses	169	1,618	2,571	5,647
OPERATING LOSS	(153)	(2,859)	(6,642)	(9,959)
Gain on sale of discontinued operations	5	—	1,881	157
LOSS BEFORE INCOME TAX BENEFIT	(148)	(2,859)	(4,761)	(9,802)
INCOME TAX BENEFIT	70	887	844	2,700
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	$(78)	$(1,972)	$(3,917)	$(7,102)

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

4.
SHORT-TERM INVESTMENTS

During the second quarter of fiscal 2025, the Company sold certain investment securities prior to maturity to repay outstanding amounts under the revolving credit facility (see Note 9) and, as a result, reclassified its held-to-maturity securities to available-for-sale securities. The Company determined the amortized cost of available-for-sale securities as of March 30, 2025 approximate their fair value because of the short-term nature of the investments.

The amortized cost, unrealized gains and losses, and fair value of short-term investments at March 30, 2025 and June 30, 2024 are summarized in the following tables.

	March 30, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
Fixed income securities:
Corporate bonds	$32,817	$4	$(8)	$32,813
U.S. treasury bills	5,193	—	—	5,193
Total available-for-sale securities	$38,010	$4	$(8)	$38,006

	June 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Held-to-maturity securities:
Fixed income securities:
Corporate bonds	$78,846	$2	$(82)	$78,766
Total held-to-maturity securities	$78,846	$2	$(82)	$78,766

5.
INVENTORIES

Inventories consisted of the following:

	March 30,	June 30,
	2025	2024
Raw materials and supplies	$24,299	$26,326
Work in process	5,836	4,039
Finished goods	11,970	8,707
Obsolescence reserve	(2,560)	(2,100)
Total inventories	$39,545	$36,972

6.
PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, net consisted of the following:

	March 30,	June 30,
	2025	2024
Land and improvements	$4,985	$4,985
Buildings and improvements	34,094	34,040
Machinery and equipment	38,025	31,157
Furniture and fixtures	6,050	5,498
Construction in progress	10,703	10,295
Total property, plant, and equipment	93,857	85,975
Less accumulated depreciation	(41,046)	(33,661)
Property, plant, and equipment — net	52,811	$52,314

7.
GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the carrying amounts of goodwill as of March 30, 2025 and June 30, 2024 for each of the Company's reportable segments.

	Gross Amount	Accumulated Impairment Losses	Total
MasterCraft	$28,493	$—	$28,493
Pontoon	36,238	(36,238)	—
Total	$64,731	$(36,238)	$28,493

The following table presents the carrying amounts of Other intangible assets, net:

	March 30,			June 30,
	2025			2024
	Gross Amount	Accumulated Amortization / Impairment	Other intangible assets, net	Gross Amount	Accumulated Amortization / Impairment	Other intangible assets, net
Amortized intangible assets
Dealer networks	$19,500	$(13,200)	$6,300	$19,500	$(11,850)	$7,650
Software	245	(245)	—	245	(245)	—
	19,745	(13,445)	6,300	19,745	(12,095)	7,650

Unamortized intangible assets
Trade names	33,000	(7,000)	26,000	33,000	(7,000)	26,000
Total other intangible assets	$52,745	$(20,445)	$32,300	$52,745	$(19,095)	$33,650

Amortization expense related to Other intangible assets, net for each of the three months ended March 30, 2025 and March 31, 2024, was $0.5 million, and for each of the nine months ended March 30, 2025 and March 31, 2024, was $1.4 million. Estimated amortization expense for the fiscal year ending June 30, 2025 is $1.8 million.

8.
ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	March 30,	June 30,
	2025	2024
Warranty	$25,535	$25,486
Dealer incentives	15,442	16,059
Compensation and related accruals	4,023	4,673
Contract liabilities	2,906	2,034
Inventory repurchase contingent obligation	2,159	1,657
Self-insurance	1,404	1,216
Liabilities retained associated with discontinued operations	511	309
Other	3,283	3,634
Total accrued expenses and other current liabilities	$55,263	$55,068

Accrued warranty liability activity was as follows for the nine months ended:

	March 30,	March 31,
	2025	2024
Balance at the beginning of the period	$25,484	$28,689
Provisions	4,711	5,415
Payments made	(6,392)	(9,715)
Changes for pre-existing warranties	1,732	2,970
Balance at the end of the period	$25,535	$27,359

9.
LONG-TERM DEBT

Long-term debt is as follows:

June 30,
2024

Term loan	$49,500
Debt issuance costs on term loan	(239)
Total debt	49,261
Less current portion of long-term debt	4,500
Less current portion of debt issuance costs on term loan	(126)
Long-term debt, net of current portion	$44,887

There were no amounts of long-term debt outstanding as of March 30, 2025.

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

On September 27, 2024, the Company entered into the Fourth Amendment to obtain the necessary consents and waivers to the covenant restrictions related to the Aviara Transaction and the Aviara Facility Sale, as discussed in Note 3. In addition, the Fourth Amendment provides a waiver to the fixed charge ratio for certain periods. As a result of the fixed charge ratio waiver, the applicable margin on interest and the commitment fee for any unused portion of the Revolving Credit Facility for these periods is fixed at the maximum allowable rate (“Fourth Amendment Interest Terms”). Further, the Company was previously permitted to make restricted payments, including share repurchases under the Company's share repurchase program, in an aggregate amount not to exceed $5.0 million through March 31, 2025 (see Note 12).

The Credit Agreement, as amended, bears interest, at the Company’s option, at either the prime rate plus an applicable margin ranging from 0.25% to 1.00% or at an adjusted term benchmark rate plus an applicable margin ranging from 1.25% to 2.00%, in each case based on the Company’s net leverage ratio, subject to the Fourth Amendment Interest Terms. The Company is also required to pay a commitment fee for any unused portion of the Revolving Credit Facility ranging from 0.15% to 0.30% based on the Company’s net leverage ratio, subject to the Fourth Amendment Interest Terms. Effective prior to the Company's entry into the Fourth Amendment, the applicable margin for loans accruing at the prime rate was 0.25% and the applicable margin for loans accruing interest at the benchmark rate was 1.25%. Following the Company’s entry into the Fourth Amendment and during the three months ended March 30, 2025, in compliance with the Fourth Amendment Interest Terms, the applicable margin for loans accruing interest at the prime rate was 1.00% and the applicable margin for loans accruing interest at the benchmark rate was 2.00%.

The Credit Agreement will mature and all remaining amounts outstanding thereunder will be due and payable on June 28, 2026. As of March 30, 2025, the Company was in compliance with its financial covenants under the Credit Agreement.

Revolving Credit Facility

In conjunction with the Fourth Amendment, the Company drew $49.5 million on its Revolving Credit Facility. Drawn amounts were used to repay outstanding borrowings under the Term Loan. As of March 30, 2025, all amounts were repaid, and the Company had remaining availability of $100.0 million on the Revolving Credit Facility.

10.
INCOME TAXES

The Company’s consolidated interim effective tax rate is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items. The differences between the Company’s effective tax rate and the statutory federal tax rate of 21.0% for the first nine months of fiscal 2025 primarily relate to changes in uncertain tax positions and inclusion of the state tax rate in the overall effective rate, partially offset by benefits of federal and state credits. During the three months ended March 30, 2025 and March 31, 2024, the Company’s effective tax rate was 21.6% and 22.5%, respectively, and for the nine months ended March 30, 2025 and March 31, 2024, the Company’s effective tax rate was 22.4% and 22.9%, respectively. The Company’s effective tax rates for the three and nine months ended March 30, 2025 are lower compared to the effective tax rate for the same prior year periods, primarily due to increased benefit of federal and state credits, partially offset by changes in uncertain tax positions.

11.
SHARE-BASED COMPENSATION

The following table presents the components of share-based compensation expense by award type.

	Three Months Ended		Nine Months Ended
	March 30,	March 31,	March 30,	March 31,
	2025	2024	2025	2024
Restricted stock awards	$805	$1,475	$2,080	$2,465
Performance stock units	—	89	—	71
Share-based compensation expense	$805	$1,564	$2,080	$2,536

Restricted Stock Awards

During the nine months ended March 30, 2025, the Company granted 248,642 restricted stock awards (“RSAs”) to the Company’s non-executive directors, officers and certain other key employees. Generally, the shares of restricted stock granted during the nine months ended March 30, 2025, vest pro-rata over two or three years for officers and certain other key employees and over one year for non-executive directors. The Company determined the fair value of the shares awarded by using the close price of our common stock as of the date of grant. The weighted average grant date fair value of RSAs granted in the nine months ended March 30, 2025, was $17.57 per share.

The following table summarizes the status of nonvested RSAs as of March 30, 2025, and changes during the nine months then ended.

		Average
	Nonvested	Grant-Date
	Restricted	Fair Value
	Shares	(per share)
Nonvested at June 30, 2024	104,372	$21.76
Granted	248,642	17.57
Vested	(22,456)	21.75
Forfeited	(31,605)	20.05
Nonvested at March 30, 2025	298,953	18.46

As of March 30, 2025, there was $3.7 million of total unrecognized compensation expense related to nonvested RSAs. The Company expects this expense to be recognized over a weighted average period of 1.6 years.

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

The following table summarizes the status of nonvested PSUs as of March 30, 2025, and changes during the nine months then ended.

		Average
	Nonvested	Grant-Date
	Performance	Fair Value
	Stock Units	(per share)
Nonvested at June 30, 2024	139,910	$23.62
Forfeited	(18,390)	23.46
Nonvested at March 30, 2025	121,520	23.64

As of March 30, 2025, there was no unrecognized compensation expense related to nonvested PSUs.

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

12.
EARNINGS PER SHARE AND COMMON STOCK

The following table sets forth the computation of the Company’s net income (loss) per share:

	Three Months Ended		Nine Months Ended
	March 30,	March 31,	March 30,	March 31,
	2025	2024	2025	2024
Income from continuing operations	$3,821	$5,727	$5,263	$22,938
Loss from discontinued operations, net of tax	(78)	(1,972)	(3,917)	(7,102)
Net income	$3,743	$3,755	$1,346	$15,836

Weighted average shares — basic	16,414,340	16,844,440	16,471,352	17,003,616
Dilutive effect of assumed restricted share awards/units	126,005	121,184	82,883	90,342
Weighted average outstanding shares — diluted	16,540,345	16,965,624	16,554,235	17,093,958
Basic income (loss) per share
Continuing operations	$0.23	$0.34	$0.32	$1.35
Discontinued operations	—	(0.12)	(0.24)	(0.42)
Net income	$0.23	$0.22	$0.08	$0.93
Diluted income (loss) per share
Continuing operations	$0.23	$0.34	$0.32	$1.34
Discontinued operations	—	(0.12)	(0.24)	(0.41)
Net income	$0.23	$0.22	$0.08	$0.93

For the three and nine months ended March 31, 2024, an immaterial number of shares were excluded from the computation of diluted earnings per share as the effect would have been anti-dilutive.

Share Repurchase Program

On July 24, 2023, the Board of the Company authorized a share repurchase program under which the Company may repurchase up to $50.0 million of its outstanding shares of common stock. The authorization became effective upon the completion of the Company's previously existing $50.0 million stock repurchase authorization on August 9, 2023.

During the three months ended March 30, 2025 and March 31, 2024, the Company repurchased 41,088 shares and 73,562 shares of common stock for $0.7 million and $1.6 million, respectively, in cash, excluding related fees and expenses. During the nine months ended March 30, 2025 and March 31, 2024, the Company repurchased 264,310 shares and 529,545 shares of common stock for $5.0 million and $11.7 million, respectively, in cash, excluding related fees and expenses. As of March 30, 2025, $30.4 million remained available under the program.

13. SEGMENT INFORMATION

Reportable Segments

During the fourth quarter of fiscal 2024, the Company changed the name of its “Crest” operating segment to “Pontoon.” The segment change had no impact on the composition of the Company's segments or on previously reported financial position, results of operations, cash flows, or segment operating results.

Operating segments are identified as components of an enterprise about which discrete financial information is available for evaluation by the CODM in making decisions on how to allocate resources and assess performance. For the three and nine months ended March 30, 2025, the Company’s CODM regularly assessed the operating performance of the Company’s boat brands under two operating and reportable segments:

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

Selected financial information for the Company’s reportable segments was as follows:

	For the Three Months Ended March 30, 2025
	MasterCraft	Pontoon	Consolidated
Net sales	$64,227	$11,733	$75,960
Operating income (loss)	5,792	(1,678)	4,114
Depreciation and amortization	1,629	940	2,569
Purchases of property, plant and equipment	1,778	233	2,011

	For the Nine Months Ended March 30, 2025
	MasterCraft	Pontoon	Consolidated
Net sales	$174,857	$29,830	$204,687
Operating income (loss)	12,864	(7,560)	5,304
Depreciation and amortization	4,271	2,753	7,024
Purchases of property, plant and equipment	5,459	1,147	6,606

	For the Three Months Ended March 31, 2024
	MasterCraft	Pontoon	Consolidated
Net sales	$69,783	$14,194	$83,977
Operating income (loss)	7,616	(864)	6,752
Depreciation and amortization	1,288	817	2,105
Purchases of property, plant and equipment	2,591	584	3,175

	For the Nine Months Ended March 31, 2024
	MasterCraft	Pontoon	Consolidated
Net sales	$218,319	$49,713	$268,032
Operating income (loss)	28,202	(133)	28,069
Depreciation and amortization	3,872	2,440	6,312
Purchases of property, plant and equipment	6,207	1,761	7,968

The following table presents total assets for the Company’s reportable segments.

	March 30, 2025	June 30, 2024
Assets:
MasterCraft	$212,408	$233,088
Pontoon	49,478	51,994
Assets associated with discontinued operations	—	32,902
Total assets	$261,886	$317,984

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

Overview

Discontinued Operations

On October 18, 2024, the Company completed the Aviara Transaction and on December 23, 2024, the Company completed the Aviara Facility Sale. In fiscal 2023, the Company sold its NauticStar business. The Company's results for all periods presented, as discussed in Management's Discussion and Analysis, are presented on a continuing operations basis. Results related to our Aviara and NauticStar reporting units are reported as discontinued operations for all periods presented. See Notes 1 and 3 in Notes to the unaudited condensed consolidated financial statements for more information on discontinued operations.

Upcoming Leadership Transition

On April 7, 2025 Timothy M. Oxley, Chief Financial Officer (“CFO”) of the Company, announced his retirement from the Company, effective December 31, 2025. Prior to his retirement, Mr. Oxley will step down as CFO, effective June 30, 2025, at which time, Mr. Oxley will serve as a Special Advisor. Scott Kent, Vice President of Finance, will succeed Mr. Oxley as CFO, effective July 1, 2025.

Tariff and Trade Environment

The recently imposed U.S. tariffs did not materially impact our third quarter results, but their effects and the potential imposition of modified or additional tariffs may, among other things, create new trade barriers that disrupt supply chains, raise costs, weaken consumer confidence and impact consumer demand for our products, and impact our ability to export our products, all of which could have an adverse effect on our business and financial results. The extent of the impact of tariffs on the Company’s business is highly uncertain and difficult to predict. While we anticipate a modest impact from tariffs on our fiscal 2025 costs, we are closely monitoring the rapidly evolving tariff landscape and are working diligently with key suppliers to mitigate risks. For additional information regarding the potential impacts of tariffs on our business and results of operations, see “Part I, Item 1A. Risk factors” in our 2024 Annual Report.

Results of Operations

We continued to navigate market and economic uncertainty during the third quarter of fiscal 2025 and expect this trend to continue through the end of our fiscal year. Net sales decreased primarily due to planned lower unit volumes to align dealer inventories with retail demand. Gross margin declined due to lower cost absorption driven by decreased production volume.

Results of Continuing Operations

Consolidated Results

The table below presents our consolidated results of operations for the three and nine months ended:

	Three Months Ended		2025 vs. 2024		Nine Months Ended		2025 vs. 2024
	March 30,	March 31,		%	March 30,	March 31,		%
	2025	2024	Change	Change	2025	2024	Change	Change
(Dollar amounts in thousands)
Consolidated statements of operations:
NET SALES	$75,960	$83,977	$(8,017)	(9.5%)	$204,687	$268,032	$(63,345)	(23.6%)
COST OF SALES	60,195	64,385	(4,190)	(6.5%)	166,232	205,026	(38,794)	(18.9%)
GROSS PROFIT	15,765	19,592	(3,827)	(19.5%)	38,455	63,006	(24,551)	(39.0%)
OPERATING EXPENSES:
Selling and marketing	2,845	3,121	(276)	(8.8%)	8,543	8,705	(162)	(1.9%)
General and administrative	8,356	9,269	(913)	(9.9%)	23,258	24,870	(1,612)	(6.5%)
Amortization of other intangible assets	450	450	—	0.0%	1,350	1,362	(12)	(0.9%)
Total operating expenses	11,651	12,840	(1,189)	(9.3%)	33,151	34,937	(1,786)	(5.1%)
OPERATING INCOME	4,114	6,752	(2,638)	(39.1%)	5,304	28,069	(22,765)	(81.1%)
OTHER INCOME (EXPENSE):
Interest expense	—	(762)	762	(100.0%)	(1,169)	(2,494)	1,325	(53.1%)
Interest income	760	1,398	(638)	(45.6%)	2,649	4,164	(1,515)	(36.4%)
INCOME BEFORE INCOME TAX EXPENSE	4,874	7,388	(2,514)	(34.0%)	6,784	29,739	(22,955)	(77.2%)
INCOME TAX EXPENSE	1,053	1,661	(608)	(36.6%)	1,521	6,801	(5,280)	(77.6%)
INCOME FROM CONTINUING OPERATIONS	$3,821	$5,727	$(1,906)	(33.3%)	$5,263	$22,938	$(17,675)	(77.1%)
Additional financial and other data:
Unit sales volume:
MasterCraft	422	468	(46)	(9.8%)	1,196	1,453	(257)	(17.7%)
Pontoon	197	298	(101)	(33.9%)	527	1,025	(498)	(48.6%)
Consolidated unit sales volume	619	766	(147)	(19.2%)	1,723	2,478	(755)	(30.5%)
Net sales:
MasterCraft	$64,227	$69,783	$(5,556)	(8.0%)	$174,857	$218,319	$(43,462)	(19.9%)
Pontoon	11,733	14,194	(2,461)	(17.3%)	29,830	49,713	(19,883)	(40.0%)
Consolidated net sales	$75,960	$83,977	$(8,017)	(9.5%)	$204,687	$268,032	$(63,345)	(23.6%)
Net sales per unit:
MasterCraft	$152	$149	$3	2.0%	$146	$150	$(4)	(2.7%)
Pontoon	60	48	12	25.0%	57	49	8	16.3%
Consolidated net sales per unit	123	110	13	11.8%	119	108	11	10.2%
Gross margin	20.8%	23.3%	(250) bps		18.8%	23.5%	(470) bps

Net sales decreased $8.0 million during the third quarter of fiscal 2025, when compared with the same prior-year period. The decrease in net sales was driven by planned lower unit volumes and changes in price, partially offset by favorable model mix and options sales.

Net sales decreased $63.3 million during the first nine months of fiscal 2025, when compared with the same prior-year period. The decrease in net sales was driven by planned lower unit volumes, unfavorable model mix and changes in price, partially offset by favorable option sales.

Gross margin percentage declined 250 and 470 basis points during the third quarter and first nine months of fiscal 2025, respectively, when compared with the same prior-year period. Lower margins were the result of changes in sales price, material and overhead inflation, and lower cost absorption due to decreased production volume.

Operating expenses decreased $1.2 million and $1.8 million during the third quarter and first nine months of fiscal 2025, respectively, when compared with the same prior-year period. Prior year costs were elevated as a result of CEO transition and related share-based compensation costs.

Segment Results

MasterCraft Segment

The following table sets forth MasterCraft segment results for the three and nine months ended:

	Three Months Ended		2025 vs. 2024		Nine Months Ended		2025 vs. 2024
	March 30,	March 31,		%	March 30,	March 31,		%
(Dollar amounts in thousands)	2025	2024	Change	Change	2025	2024	Change	Change
Net sales	$64,227	$69,783	$(5,556)	(8.0%)	$174,857	$218,319	$(43,462)	(19.9%)
Operating income	5,792	7,616	(1,824)	(23.9%)	12,864	28,202	(15,338)	(54.4%)
Purchases of property, plant and equipment	1,778	2,591	(813)	(31.4%)	5,459	6,207	(748)	(12.1%)

Unit sales volume	422	468	(46)	(9.8%)	1,196	1,453	(257)	(17.7%)
Net sales per unit	$152	$149	$3	2.0%	$146	$150	$(4)	(2.7%)

Net sales decreased $5.6 million during the third quarter of fiscal 2025, when compared with the same prior-year period. The decrease was driven by lower unit volume and changes in price, partially offset by favorable model mix and decreased dealer incentives.

Net sales decreased $43.5 million during the first nine months of fiscal 2025, when compared with the same prior-year period. The decrease was driven by lower unit volume, unfavorable model mix and changes in price, partially offset by decreased dealer incentives.

Operating income decreased $1.8 million and $15.3 million during third quarter and first nine months of fiscal 2025, respectively, when compared with the same prior-year period. The change was primarily the result of decreased net sales and increased materials and overhead inflation, partially offset by decreased operating expenses, as discussed above.

Pontoon Segment

The following table sets forth Pontoon segment results for the three and nine months ended:

	Three Months Ended		2025 vs. 2024		Nine Months Ended		2025 vs. 2024
	March 30,	March 31,		%	March 30,	March 31,		%
(Dollar amounts in thousands)	2025	2024	Change	Change	2025	2024	Change	Change
Net sales	$11,733	$14,194	$(2,461)	(17.3%)	$29,830	$49,713	$(19,883)	(40.0%)
Operating loss	(1,678)	(864)	(814)	94.2%	(7,560)	(133)	(7,427)	5584.2%
Purchases of property, plant and equipment	233	584	(351)	(60.1%)	1,147	1,761	(614)	(34.9%)

Unit sales volume	197	298	(101)	(33.9%)	527	1,025	(498)	(48.6%)
Net sales per unit	$60	$48	$12	25.0%	$57	$49	$8	16.3%

Net sales decreased $2.5 million and $19.9 million during the third quarter and first nine months of fiscal 2025, respectively, when compared to the same prior-year period, mainly due to lower unit volumes and increased dealer incentives, partially offset by favorable model mix and option sales.

Operating loss for the third quarter and first nine months of fiscal 2025 increased $0.8 million and $7.4 million, respectively, compared to the same prior-year period. The change was driven by decreased net sales, as discussed above, and increased labor and materials costs.

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

The following table presents a reconciliation of income from continuing operations as determined in accordance with U.S. GAAP to EBITDA, and Adjusted EBITDA, and income from continuing operations margin (expressed as a percentage of net sales) to EBITDA margin and Adjusted EBITDA margin (each expressed as a percentage of net sales) for the periods indicated:

	Three Months Ended				Nine Months Ended
	March 30,	% of Net	March 31,	% of Net	March 30,	% of Net	March 31,	% of Net
(Dollar amounts in thousands)	2025	sales	2024	sales	2025	sales	2024	sales
Income from continuing operations	$3,821	5.0%	$5,727	6.8%	$5,263	2.6%	$22,938	8.6%
Income tax expense	1,053		1,661		1,521		6,801
Interest expense	—		762		1,169		2,494
Interest income	(760)		(1,398)		(2,649)		(4,164)
Depreciation and amortization	2,569		2,105		7,024		6,312
EBITDA	6,683	8.8%	8,857	10.5%	12,328	6.0%	34,381	12.8%
Share-based compensation	805		1,564		2,080		2,536
CEO transition and organizational realignment costs(a)	—		1,241		448		1,677
Adjusted EBITDA	$7,488	9.9%	$11,662	13.9%	$14,856	7.3%	$38,594	14.4%

The following table presents a reconciliation of income from continuing operations as determined in accordance with U.S. GAAP to Adjusted Net Income for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 30,	March 31,	March 30,	March 31,
(Dollar amounts in thousands, except per share data)	2025	2024	2025	2024
Income from continuing operations	$3,821	$5,727	$5,263	$22,938
Income tax expense	1,053	1,661	1,521	6,801
Amortization of acquisition intangibles	450	450	1,350	1,362
Share-based compensation	805	1,564	2,080	2,536
CEO transition and organizational realignment costs(a)	—	1,241	448	1,677
Adjusted Net Income before income taxes	6,129	10,643	10,662	35,314
Adjusted income tax expense(b)	1,103	2,128	1,919	7,063
Adjusted Net Income	$5,026	$8,515	$8,743	$28,251

Adjusted Net Income per share:
Basic	$0.31	$0.51	$0.53	$1.66
Diluted	$0.30	$0.50	$0.53	$1.65
Weighted average shares used for the computation of(c):
Basic Adjusted Net Income per share	16,414,340	16,844,440	16,471,352	17,003,616
Diluted Adjusted Net Income per share	16,540,345	16,965,624	16,554,235	17,093,958

The following table presents the reconciliation of income from continuing operations per diluted share to Adjusted Net Income per diluted share for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 30,	March 31,	March 30,	March 31,
	2025	2024	2025	2024
Income from continuing operations per diluted share	$0.23	$0.34	$0.32	$1.34
Impact of adjustments:
Income tax expense	0.06	0.10	0.09	0.40
Amortization of acquisition intangibles	0.03	0.03	0.08	0.08
Share-based compensation	0.05	0.09	0.13	0.15
CEO transition and organizational realignment costs(a)	—	0.07	0.03	0.10
Adjusted Net Income per diluted share before income taxes	0.37	0.63	0.65	2.07
Impact of adjusted income tax expense on net income per diluted share before income taxes(b)	(0.07)	(0.13)	(0.12)	(0.42)
Adjusted Net Income per diluted share	0.30	$0.50	$0.53	$1.65

(a)
Represents amounts paid for legal fees and recruiting costs associated with the CEO transition, as well as non-recurring severance costs incurred as part of the Company's strategic organizational realignment undertaken in connection with the transition.
(b)
For fiscal 2025 and 2024, income tax expense reflects an income tax rate of 18.0% and 20.0%, respectively.
(c)
Represents the Weighted Average Shares used for the computation of Basic and Diluted earnings per share as presented on the Consolidated Statements of Operations to calculate Adjusted Net Income per basic and diluted share for all periods presented herein.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance working capital, fund capital expenditures, service debt, fund potential acquisitions, and fund our share repurchase program. Our principal sources of liquidity are our cash balance, available-for-sale securities, cash generated from operating activities, our revolving credit agreement and the refinancing and/or new issuance of long-term debt. We believe our cash balance, available-for-sale securities, cash from operations, and our ability to borrow will be sufficient to provide for our liquidity and capital resource needs.

Cash and cash equivalents totaled $28.5 million as of March 30, 2025, an increase of $21.1 million from $7.4 million as of June 30, 2024. Available-for-sale securities totaled $38.0 million as of March 30, 2025, a decrease of $40.8 million from $78.8 million as of June 30, 2024. Net changes in Cash and cash equivalents and Available-for-sale securities include proceeds from Available-for-sale securities being used to repay outstanding amounts under the Revolving Credit Facility and $26.1 million in net proceeds from the Aviara Facility Sale. Refer to Note 3 - Discontinued Operations and Note 4 — Short-term investments in the Notes to the unaudited condensed consolidated financial statements for further details. Total debt as of June 30, 2024 was $49.3 million, with no amounts outstanding as of March 30, 2025.

As of March 30, 2025, we had no amounts outstanding under the Revolving Credit Facility, leaving $100.0 million of available borrowing capacity. Refer to Note 9 — Long-Term Debt in the Notes to unaudited condensed consolidated financial statements for further details.

On July 24, 2023, the Board of the Company authorized a share repurchase program under which the Company may repurchase up to $50 million of its outstanding shares of common stock. The authorization became effective upon the completion of the Company's previously existing $50 million stock repurchase authorization.

During the nine months ended March 30, 2025, the Company repurchased 264,310 shares of common stock for $5.0 million in cash, excluding related fees and expenses.

The following table and discussion below relate to our cash flows from continuing operations from operating, investing, and financing activities:

	Nine Months Ended
	March 30,	March 31,
(Dollar amounts in thousands)	2025	2024
Total cash provided by (used in):
Operating activities	$18,457	$23,575
Investing activities	34,960	1,813
Financing activities	(54,988)	(16,787)
Net change in cash and cash equivalents from continuing operations	$(1,571)	$8,601

Nine Months Ended March 30, 2025 Cash Flows from Continuing Operations

Net cash provided by operating activities for the nine months ended March 30, 2025 was $18.5 million, primarily due to net income and favorable changes to working capital. Working capital is defined as accounts receivable, income tax receivable, inventories, and prepaid expenses and other current assets net of accounts payable, income tax payable, and accrued expenses and other current liabilities as presented in the condensed consolidated balance sheets. Favorable changes in working capital primarily consisted of an increase in accounts payables and a decrease in accounts receivable. Partially offsetting favorable changes in working capital was an increase in inventories. Accounts payables increased due to increased production compared to the prior-year period. Accounts receivable decreased due to timing of sales at the end of the period compared to the end of the prior-year period. Inventories increased due to higher value on finished goods and timing of sales at the end of the period compared to the end of the prior-year period.

Net cash provided by investing activities was $35.0 million, which included $41.6 million of net proceeds in available-for-sale securities, partially offset by $6.6 million in capital expenditures. Our capital spending was primarily focused on information technology, tooling and machinery and equipment.

Net cash used in financing activities was $55.0 million, which included share repurchases totaling $5.0 million, excluding related fees and expenses, and $49.5 million used to repay outstanding borrowings of the Term Loan. Drawn amounts on the Revolving Credit Facility were fully repaid as of March 30, 2025.

Nine Months Ended March 31, 2024 Cash Flows from Continuing Operations

Net cash provided by operating activities for the nine months ended March 31, 2024 was $23.6 million, primarily due to net income, partially offset by working capital usage. Working capital usage primarily consisted of decreases in accrued expenses and other current liabilities, accounts payable, and income tax payable and an increase in prepaid expenses and other current assets, partially offset by decreases in inventories and accounts receivables. Accrued expenses and other current liabilities decreased due to payment of dealer incentives and lower compensation related accruals, partially offset by an increase in repurchase obligations. Accounts payable decreased as a result of decreased production levels. Income tax payable decreased due to lower earnings compared to the prior year. Prepaid expenses and other current assets increased due to payment of annual insurance premiums. Inventories decreased as we continue to rebalance inventory levels to align with lower production levels, partially offset by increased materials costs from inflation. Accounts receivables decreased primarily as a result of lower sales at the end of the period compared to the end of the prior-year period.

Net cash provided by investing activities was $1.8 million, due to net changes in available-for-sale securities of $9.8 million, partially offset by $8.0 million of capital expenditures. Our capital spending was mainly focused on facility enhancements, information technology, and tooling.

Net cash used in financing activities was $16.8 million, which included net payments of $3.4 million on long-term debt and $11.7 million of share repurchases.

Off Balance Sheet Arrangements

The Company did not have any off balance sheet financing arrangements as of March 30, 2025.

Critical Accounting Estimates

As of March 30, 2025, there were no significant changes in or changes to the application of our critical accounting policies or estimation procedures from those presented in our 2024 Annual Report.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 30, 2025.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

During the nine months ended March 30, 2025, there have been no material changes to the risk factors disclosed in “Part I, Item 1A. Risk Factors” in our 2024 Annual Report.

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

During the first nine months of fiscal 2025, we repurchased approximately $5.0 million of our common stock, including approximately $0.7 million during the three months ended March 30, 2025, excluding related fees and expenses. As of March 30, 2025, the remaining authorization under the new program was approximately $30.4 million.

During the three months ended March 30, 2025, the Company repurchased the following shares of common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(a)(b)	Total Number of Shares Purchased as part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan (dollars in thousands)
December 30, 2024 - January 26, 2025	16,643	$18.28	16,643	$30,850
January 27, 2025 - February 23, 2025	15,827	18.51	15,827	30,557
February 24, 2025 - March 30, 2025	8,618	17.62	8,618	30,406
Total	41,088		41,088

(a)
Represents weighted average price paid per share excluding commissions paid.
(b)
Average price per share excludes any excise tax imposed on certain stock repurchases as part of the Inflation Reduction Act of 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

During the three months ended March 30, 2025, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (each as defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of MCBC Holdings, Inc.	10-K	001-37502	3.1	9/18/15
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of MasterCraft Boat Holdings, Inc.	10-Q	001-37502	3.2	11/9/18
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of MasterCraft Boat Holdings, Inc.	8-K	001-37502	3.1	10/25/19
3.4	Fourth Amended and Restated By-laws of MasterCraft Boat Holdings, Inc.	8-K	001-37502	3.2	10/25/19
10.1	Form of Severance and Release Agreement	8-K	001-37502	10.1	2/24/25
10.2	Retirement and Transition Agreement, dated April 7, 2025	8-K	001-37502	10.1	4/7/25
10.3	Offer Letter, dated March 31, 2025	8-K	001-37502	10.2	4/7/25
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASTERCRAFT BOAT HOLDINGS, INC.
(Registrant)

Date:	May 7, 2025	By:	/s/ BRADLEY M. NELSON
Bradley M. Nelson
Chief Executive Officer (Principal Executive Officer) and Director

Date:	May 7, 2025	By:	/s/ TIMOTHY M. OXLEY
Timothy M. Oxley
Chief Financial Officer (Principal Financial and Accounting Officer),
Treasurer and Secretary