Form 10-K
period 2025-06-30
MasterCraft Boat Holdings, Inc.
filed 2025-08-27
CIK 1638290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2025

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

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter, which ended December 29, 2024 and based on the closing sale price as reported on the NASDAQ Global Select Market system, was approximately $236,100,000. As of August 22, 2025, there were 16,306,356 shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2025 annual meeting of shareholders, which will be filed no later than 120 days after the close of the registrant’s fiscal year ended June 30, 2025, are incorporated by reference into Part III of this report.

MASTERCRAFT BOAT HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2025

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

BASIS OF PRESENTATION

Our fiscal year begins on July 1 and ends on June 30 with the interim quarterly reporting periods consisting of thirteen weeks. Therefore, the quarter end will not always coincide with the date of the end of the calendar month. We refer to our fiscal years based on the calendar-year in which they end. Accordingly, references to fiscal 2025, fiscal 2024 and fiscal 2023 represent our financial results for the fiscal years ended June 30, 2025, June 30, 2024, and June 30, 2023, respectively.

MasterCraft Boat Holdings, Inc. (the “Company”), a Delaware corporation, operates primarily through its wholly-owned subsidiaries, MasterCraft Boat Company, LLC, MasterCraft Parts, Ltd., and Crest Marine, LLC. Unless the context otherwise requires, the Company and its subsidiaries collectively are referred to as the “Company,” “we,” or “us” in this Form 10-K.

On October 18, 2024, the Company completed the sale of its Aviara brand of luxury dayboats and certain related assets (the “Aviara Transaction”) and on December 23, 2024, the Company completed the sale of its Aviara manufacturing facility in Merritt Island, Florida (the “Aviara Facility Sale”). In fiscal 2023, the Company sold its NauticStar business. Results related to the former Aviara and NauticStar reporting units are reported as discontinued operations for all periods presented. See Notes 1 and 3 in Notes to Consolidated Financial Statements for more information on Discontinued Operations.

PART I

ITEM 1. BUSINESS

We are a leading innovator, designer, manufacturer, and marketer of recreational powerboats sold through our three brands, MasterCraft, Crest, and Balise. As a leader in recreational marine, we strive to deliver the best on-water experience through innovative, high-quality products with a relentless focus on the consumer.

Our Segments

MasterCraft Segment

Our MasterCraft segment, which manufactures and sells premium ski/wake boats, consists of our MasterCraft brand. The MasterCraft brand was founded in 1968 and evolved over the next 55-plus years to become the most award-winning ski/wake boat manufacturer in the world. Today, MasterCraft participates in one of the highest margin producing category within the powerboat industry by manufacturing the industry’s premier competitive water ski, wakeboarding, and wake surfing performance boats. We believe the MasterCraft brand is known among boating enthusiasts for high performance, premier quality, and relentless innovation. We believe that the market recognizes MasterCraft as a premier brand in the powerboat industry due to the overall superior value proposition that our boats deliver to consumers. We work tirelessly every day to maintain this iconic brand reputation.

Pontoon Segment

Our Pontoon segment, which manufactures and sells pontoon boats, consists of our Crest and our Balise brands. The Pontoon segment participates in the largest unit producing category in the powerboat industry. Crest, which we acquired in October 2018, was founded in 1957 and has grown to be one of the top producers of innovative, high-quality pontoon boats ranging from 20 to 27 feet. Crest’s long-standing reputation for high-quality, standard features and content, and innovation provides Crest with strong dealer and consumer bases in its core geographic markets.

Our Balise brand, an all-new, independent pontoon brand which was launched in April 2024, has been conceived with the discerning consumer in mind. With luxurious accents and appointments not typically found in pontoons, we seek to manufacture our Balise boats to the highest quality standards and to position the brand as the most luxurious pontoon on the market.

Unless the context otherwise requires, “MasterCraft” and “Pontoon,” as used herein, refer to our segments as described above.

Our Products

We design, manufacture, and sell premium recreational inboard ski/wake and outboard boats that we believe deliver superior performance for water skiing, wakeboarding, and wake surfing, as well as general recreational boating. In addition, we offer various accessories, including trailers and aftermarket parts.

Our MasterCraft portfolio of ProStar, XStar, X, XT, and NXT models are designed for the highest levels of performance, styling, and enjoyment for both recreational and competitive use. The ProStar, XStar and X models are geared towards the consumer seeking the most premium and highest performance boating experience that we offer, and generally command a price premium over our competitors’ boats at retail prices ranging from approximately $120,000 to $500,000. The MasterCraft XT lineup is designed to offer ultimate flexibility to consumers with maximum customization and maximum performance at retail prices ranging from approximately $155,000 to $225,000. The NXT models offer the quality, performance, styling, and innovation of the MasterCraft brand to the entry-level consumer, with retail prices ranging from approximately $110,000 to $150,000.

Our Crest portfolio of pontoon boats are designed for the ultimate in comfort and recreational pleasure boating. Crest’s pontoon boats are designed to offer consumers the best in luxury, style and performance without compromise across a diverse model lineup ranging in length from 20 to 27 feet. The Signature Line is home to Crest’s Classic models. The Premium Line boasts the Caribbean and Upper Sun Deck models with sleek lines, available tower options, unique color combinations and top-quality construction. The Ultimate Luxury Line represents the pinnacle of lavish amenities, featuring the Continental, Continental NX, and Savannah models. This lineup anticipates every need with thoughtful options, an industry-first integrated dual windshield and premium upholstery and audio upgrades. The Electric Line harmonizes industry innovations by introducing eco-friendly pontoon boats. The Current model allows consumers to enjoy a level of peace and relaxation with less noise and minimal emissions. Crest’s retail prices range from approximately $40,000 to $300,000.

We believe our Balise portfolio of models are the most refined pontoon boats in the luxury watercraft space. With sizes ranging from 24 to 26 feet and two unique seating configurations, the Balise line is the perfect boat for the discerning consumer. Our two models, Horizon and Helix, bring unrivaled luxury to the pontoon segment. Balise retail prices range from $230,000 to $350,000.

Our products are sold through extensive networks of independent dealers domestically and internationally. We target our distribution to the market category’s highest performing dealers. The majority of our MasterCraft brand dealers are exclusive to our MasterCraft product lines within the ski/wake category, highlighting the commitment of our key dealers to the MasterCraft brand. Our other brands are generally served on a nonexclusive basis by their respective dealers.

We consistently review our distribution networks to identify opportunities to expand our geographic footprint and improve our coverage of the market. We constantly monitor the health and strength of our dealers by analyzing each dealer’s retail sales and inventory and have established processes to identify under-performing dealers in order to assist them in improving their performance, to allow us to switch to a more effective dealer, or to direct product to markets with the greatest retail demand. These processes also allow us to better monitor dealer inventory levels and product turns and contribute to a healthier dealer network that is better able to stock and sell our products. We believe our outstanding dealer networks and our proactive approach to dealer management allow us to distribute our products more effectively than our competitors and will help us capitalize on growth opportunities as our industry volumes continue to increase.

For fiscal 2025, the Company’s top ten dealers accounted for approximately 34% of our net sales and none of our dealers individually accounted for more than 10% of our total net sales.

Domestic. As of June 30, 2025, our MasterCraft brand had a total of 82 domestic dealers across 129 locations. Our Pontoon segment had a total of 126 domestic dealers across 156 locations. We define domestic dealers as those dealers with locations inside of the United States.

International. As of June 30, 2025, through our MasterCraft brand, we had a total of 47 international dealers and 57 locations. Our Pontoon segment had nine international dealers and 10 locations. We define international dealers as those dealers with locations outside of the United States. We are present in Canada, Europe, Australia, South America, Africa, Asia, including Hong Kong, and the Middle East. We generated 11.4%, 14.0%, and 10.8% of our net sales internationally in fiscal 2025, 2024, and 2023, respectively.

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

Manufacturing

MasterCraft boats and trailers are manufactured and lake-tested at our 310,000 square-foot facility located in Vonore, Tennessee. We are proud that our MasterCraft brand continues to achieve compliance with all three of the ISO 9001 (Quality Management Systems), 14001 (Environmental Management Systems), and 45001 (International Occupational Health and Safety Management System) standards. Crest and Balise boats are manufactured at our 270,000 square-foot facility located in Owosso, Michigan.

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

The most significant components used in manufacturing our boats, based on cost, are engine packages. For our MasterCraft brand, Ilmor Engineering, Inc. (“Ilmor”) is our exclusive engine supplier and for our Crest brand, Mercury Marine (“Mercury”) is our largest engine supplier. For our Balise brand, we have partnered with Mercury to be the exclusive engine supplier. We maintain strong and long-standing relationships with Ilmor and Mercury. During fiscal 2025, Ilmor was our largest overall supplier. In addition to ski/wake engines, Ilmor’s affiliates produce engines used in a number of leading racing boats and race cars. We work closely with Ilmor to remain at the forefront of engine design, performance, and manufacturing. We believe our long-term relationships with our engine supplier partners is a key competitive advantage.

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

We have structured processes to obtain consumer, dealer, and management feedback to guide our long-term product lifecycle and portfolio planning. In addition, extensive testing and coordination with our manufacturing groups are important elements of our product development process, which we believe enable us to leverage the lessons from past launches and minimize the risk associated with the release of new products. Our strategy is to launch new models each year, which will allow us to renew our product portfolio with innovative offerings at a rate that we believe will be difficult for our competitors to match without significant additional capital investments. In addition to our product strategy, we manage a separate innovation development process which allows us to design innovative new features for our boats in a disciplined manner and to launch these innovations in a more rapid time frame and with higher quality. These enhanced processes have reduced the time to market for our new product pipeline. Our research and product development expense for fiscal 2025, 2024, and 2023 was $6.5 million, $6.8 million, and $6.3 million, respectively.

Intellectual Property

We rely on a combination of patent, trademark, and copyright protection, trade secret laws, confidentiality procedures, and contractual provisions to protect our rights in our brands, products, and proprietary technology. We also protect our vessel hull designs through vessel hull design registrations. This is an important part of our business and we intend to continue protecting our intellectual property. We currently hold more than 75 U.S. patents and more than 10 foreign patents, including utility and design patents for our transom surf seating, our DockStar handling system, and our SurfStar surf system technology among numerous other innovations. Provided that we comply with all statutory maintenance requirements, our patents are expected to expire between 2028 and 2043. We also have additional patent applications pending in the U.S. and worldwide. We also own in excess of 120 trademark registrations in various countries around the world, most notably for the MasterCraft, Crest, and Balise names and/or logos, as well as numerous model names in MasterCraft’s XStar, X, XT, NXT, and ProStar product families, and we have several pending applications for additional registrations. Such trademarks may endure in perpetuity on a country-by-country basis provided that we comply with all statutory maintenance requirements, including continued use of each trademark in each such country. In addition, we own 38 registered U.S. copyrights. Finally, we have registered more than 20 vessel hull designs with the U.S. Copyright Office, the most recent of which will remain in force through 2030.

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

Significant competition exists for each of our brands, and the markets in which we compete range from being relatively concentrated for the ski/wake category, to being fragmented for the pontoon category. As of March 2025, based on Statistical Surveys, Inc. (“SSI”) data, the top five brands accounted for approximately 71% of the ski/wake markets and approximately 54% for the aluminum pontoon market. Market participants also range from small, single-product businesses to large, diversified companies. In addition, we compete indirectly with businesses that offer alternative leisure products and activities.

In recent history, the MasterCraft brand has consistently competed for the leading market share position in the U.S. among manufacturers of ski/wake boats based on unit volume. As of March 2025, based on SSI data, the MasterCraft brand has the #1 market share in the ski/wake category with 19.2%. As of March 2025, based on SSI data, the Crest brand has the #11 market share in the aluminum pontoon category with 3.0%.

Human Capital Resources

We have approximately 700 employees as of June 30, 2025, of whom 500 primarily work at our MasterCraft facility in Tennessee and 200 primarily work at our Pontoon facility in Michigan. None of our employees are unionized or subject to collective bargaining agreements.

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

In times of economic uncertainty or recession, consumers tend to have less discretionary income and to defer significant spending on non-essential items, which may adversely affect our financial performance. The economic uncertainty caused by (i) general economic conditions, (ii) the impact of inflation and elevated interest rates, (iii) labor shortages, (iv) supply chain disruptions, (v) rapid changes in trade policy and new or increased tariffs, (vi) political uncertainty and regional or global conflicts (vii) public health crises, pandemics, or national emergencies and (viii) actions and stimulus measures adopted by local, state and federal governments may lead to unfavorable business outcomes. We continue to develop our portfolio of brands, but our business remains cyclical and sensitive to consumer spending on new boats.

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

The market prices of certain materials and components used in manufacturing our products, especially resins that are made with hydrocarbon feedstocks, fiberglass, aluminum, lumber, and steel, can be volatile. Significant increases in inflation, particularly those related to wages and increases in the cost of raw materials, have, and may continue to have, an adverse impact on our business, financial condition, and results of operations. Although inflation has moderated slightly recently, it has remained persistent in the United States and globally in recent years due in part to global supply chain issues and elevated energy prices, among other factors.

In addition, the existence of inflation in certain economies has resulted in, and may continue to result in, elevated interest rates. For examples, while the U.S. Federal Reserve cut the federal funds rate three times in 2024 by a total of 100 basis points, the U.S. Federal Reserve has held rates steady following since its January 2025 meeting. As a result, it remains to be seen whether interest rates will stabilize, increase or decrease, either globally or in the United States specifically. Inflation, along with elevated interest rates, could translate into an increased cost of boat ownership for new boat buyers, who often finance their purchases. Should inflation continue to occur and interest rates remain elevated, prospective consumers may choose to forego or delay their purchases or buy a less expensive boat in the event credit is not available to finance their boat purchases.

Elevated interest rates for prolonged periods could also incentivize dealers to reduce their inventory levels in order to reduce their interest exposure. In an effort to offset the increased interest exposure, we have offered and expect to continue offering dealer incentives to pass through the additional dealer costs to us, which in turn negatively impacts our margins.

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

Should we need to borrow under our credit agreement, borrowings are at variable rates of interest and expose us to interest rate risk. If interest rates increase, any debt service obligations on our indebtedness will increase even if the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Please see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” for discussion of our market risk related to interest rates.

An increase in energy costs may materially adversely affect our business, financial condition, and results of operations.

Our results of operations can be directly affected, positively and negatively, by volatility in the cost and availability of energy, which is subject to global supply and demand and other factors beyond our control. Prices for crude oil, natural gas and other energy supplies, from time to time, have been subject to high volatility, including as a result of geopolitical factors or otherwise. Further, the global clean energy movement may also reduce the availability of fossil fuels, which may in turn cause increases to energy costs. Higher energy costs result in increases in operating expenses at our manufacturing facilities, in the expense of shipping raw materials to our facilities, and in the expense of shipping products to our dealers. In addition, increases in energy costs may adversely affect the pricing and availability of petroleum-based raw materials, such as resins and foams that are used in our products. Higher fuel prices may also have an adverse effect on demand for our boats, as they increase cost of boat ownership and possibly affect product use. Higher fuel prices may also have an effect on consumer preferences, which could cause a shift from traditional fuel-powered boats to electric boats.

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

Substantially all of our sales are derived from our network of independent dealers. Maintaining a reliable network of dealers, as well as expanding that network, is essential to our success. The costs of maintaining our network will increase as we continue to grow the number of dealers, partnership and geographic scope of our network. Our agreements with dealers in our networks typically provide for one-year terms, although some agreements have longer terms. The loss of one or more of these dealers could have a material adverse effect on our financial condition and results of operations. The number of dealers supporting our products and the quality of their marketing and servicing efforts are essential to our ability to generate sales. We face competition from other manufacturers in attracting and retaining independent boat dealers. Although our management believes that the quality of our products in the premium performance sport and outboard boat industries should permit us to maintain our relationships with our dealers and our market share position, there can be no assurance that we will be able to maintain or improve our relationships with our dealers or our market share position. In addition, independent dealers in the marine industry have experienced significant consolidation in recent years, which could result in the loss of one or more of our dealers in the future if the surviving entity in any such consolidation purchases similar products from a competitor. A significant deterioration in the number or effectiveness of our dealers could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Weakening demand for marine products could hurt our dealers’ financial performance. In particular, reduced cash flow from decreases in sales and tightening credit markets could impair dealers’ ability to fund operations. Inability to fund operations can force dealers to cease business, and we may be unable to obtain alternate distribution in the vacated market. An inability to obtain alternate distribution could unfavorably affect our net sales through reduced market presence. If economic conditions deteriorate, we anticipate that dealer failures or voluntary market exits would increase, especially if overall retail demand materially declines. Additionally, the deterioration in the health of competitors’ dealers, such as Tommy's Boats declaration of bankruptcy during fiscal 2025, has and may again in the future negatively impact the marketplace, including our dealers, by causing boat inventories at those dealers to be deeply discounted or relocated to other geographical areas, resulting in elevated inventories our dealers are competing against.

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

During the first half of fiscal 2025, we made the strategic decision to reduce field inventories in order to rebalance inventory held by our dealers in light of industry headwinds and weakness in retail demand. Our profitability depends, in part, on our ability to spread fixed costs over a sufficiently large number of products sold and shipped. When retail demand decreases, we experience lower rates of absorption of fixed costs in our manufacturing, which negatively impacts our gross and net margins. Further reduction in inventories could continue to negatively impact our margins. As a result, we must balance the economies of level production with seasonal retail sales patterns experienced by our dealers and other macroeconomic conditions. Failure to adjust manufacturing levels adequately, decreased demand or the need to reduce production may have a material adverse effect on our financial condition and results of operations.

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

In addition, we have made strategic capital investments in capacity expansion activities to successfully capture growth opportunities and enhance product offerings, including brand relocation and plant expansions. We’ve also made strategic divestments of manufacturing assets, such as our Merritt Island manufacturing facility during fiscal 2025, to optimize our cost structure and direct resources toward other long-term initiatives. Moving production to a different plant and expanding capacity at an existing facility involves risks, including difficulties initiating production within the cost and timeframe estimated, supplying product to customers when expected, integrating new products, and attracting sufficient skilled labor to handle additional production demands. If we fail to meet these objectives, it could adversely affect our ability to meet customer demand for products and increase the cost of production versus projections, both of which could result in a significant adverse impact on operating and financial results. Additionally, plant expansion can result in manufacturing inefficiencies, additional expenses, including higher wages or severance costs, and cost inefficiencies, which could negatively impact financial results.

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

We rely on the continuous operation of our manufacturing facilities for the production of our products. Any natural disaster or other serious disruption to our facilities due to fire, snow, flood, earthquake, pandemics, civil insurrection or social unrest or any other unforeseen circumstance could adversely affect our business, financial condition, and results of operations. Hurricanes, floods, earthquakes, storms, and catastrophic natural or environmental disasters, as well as acts of terrorism or civil unrest, could disrupt our distribution channel, operations, or supply chain and decrease consumer demand. If a catastrophic event takes place in one of our major sales markets, our sales could be diminished and our insurance may not adequately cover losses from such disruptions. Additionally, if such an event occurs near our business locations, manufacturing facilities or key supplier facilities, business operations, and/or operating systems could be interrupted.

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

Our ability to remain competitive depends on successfully introducing new or redesigned products and services that meet consumer expectations.

We believe that our consumers look for and expect quality, innovation, and advanced features when evaluating and making purchasing decisions about products and services in the marketplace. Our ability to remain competitive and meet our growth objectives may be adversely affected by difficulties or delays in product development, such as an inability to develop viable new or redesigned products, gain market acceptance of new or redesigned products, generate sufficient capital to fund new or redesigned product development, or obtain adequate intellectual property protection for new or redesigned products. To meet ever-changing consumer demands, both timing of market entry and pricing of new or redesigned products are critical. For example, we launched our redesigned flagship product, the XStar, in the first half of fiscal 2025. The introduction of new brands or other new or redesigned products may not be introduced in a timely or cost-effective manner, may contain defects or may not meet consumer demands to the extent necessary to keep us competitive in all markets that we serve. Furthermore, we must continue to meet or exceed consumers’ expectations regarding product quality and after-sales service or our operating results could suffer.

Divestitures and other strategic transactions may materially and adversely affect our business or results of operations.

We continually evaluate the performance, capital needs and strategic fit of all of our segments and, as a result of such evaluation, may sell some or all of the assets and equity interests in a particular segment or components of a segment. For example, on October 18, 2024, we completed the Aviara Transaction, pursuant to which we transferred the rights to the Aviara brand and certain related assets to a third party, and on December 23, 2024, we completed the related Aviara Facility Sale of our manufacturing plant in Merritt Island, Florida. Divestitures involve risks, including difficulties in the separation of operations, services, products and personnel. We cannot assure you that we will be successful in managing these or any other significant risks that we may encounter related to the Aviara Transaction or any other divestiture of a segment or component of a segment.

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

The talents and efforts of our employees, particularly key managers, are vital to our success. We have observed an overall tightening and increasingly competitive labor market in recent years, which could inhibit our ability to recruit, train and retain employees we require at efficient costs and could lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees. Our management team has significant industry experience and would be difficult to replace. We may be unable to retain them or to attract other highly qualified employees. Failure to hire, develop, and retain highly qualified employee talent and to develop and implement an adequate succession plan for the management team could disrupt our operations and adversely affect our business and our future success. We perform an annual review of management succession plans with our board of directors (the “Board”), including reviewing executive officer and other important positions to substantially mitigate the risk associated with key contributor transitions, such as our upcoming Chief Financial Officer leadership transition at the beginning of fiscal 2026, but we cannot ensure that all transitions will be implemented successfully.

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

Negative public perception of our products, our sustainability practices or restrictions on the access or the use of our products in certain locations could materially adversely affect our business or results of operations.

Demand for our products depends in part on their acceptance by the public. Public concerns about the perceived safety of our products or the environmental impact, particularly with respect to shoreline preservation, or our sustainability practices generally, could result in diminished public perception of the products we sell. Government, media, or activist pressure to limit emissions could also negatively impact consumers’ perceptions of our products. Any decline in the public acceptance of our products could negatively impact their sales or lead to changes in laws, rules and regulations that prevent access to certain locations or restrict use or manner of use in certain areas or during certain times, which could also negatively impact sales. Any material decline in the public acceptance of our products could impact our ability to retain existing consumers or attract new ones which, in turn, could have a material adverse effect on our business, results of operations or financial condition.

Our business operations could be negatively impacted by an outage or breach of our information technology systems, network disruptions, or a cybersecurity event.

We manage our business operations through a variety of information technology systems and their underlying infrastructure, which we continually enhance to increase efficiency and security. In addition to the disruptions in our information technology systems, intentional or inadvertent insider personnel misconduct, cybersecurity threats and sophisticated and targeted cyberattacks pose a risk to our information technology systems. We have established security policies, processes, and defenses, including employee awareness training regarding phishing, malware, and other cyber risks, designed to help identify and protect against intentional and unintentional misappropriation or corruption of our information technology systems and information and disruption of our operations. Additionally, we maintain quarterly discussions with our Board to address cyber risks and system and process enhancements. Despite these efforts, our information technology systems may be damaged, disrupted, or shut down due to attacks by unauthorized access, malicious software, computer viruses, undetected intrusion, hardware failures, or other events, and in these circumstances our disaster recovery plans may be ineffective or inadequate. The techniques and sophistication used to conduct cyberattacks and breaches of information technology systems change frequently, including as a result of the deployment of evolving artificial intelligence and machine learning tools used to identify vulnerabilities and create more effective phishing attempts, and have the potential to not be recognized until such attacks are launched or have been in place for a period of time. These breaches or intrusions could lead to business interruption, exposure of proprietary or confidential information, data corruption, damage to our reputation, exposure to legal and regulatory proceedings, and other costs. Further, while we perform due diligence prior to acquisitions and take actions to safeguard the businesses that we acquire, these businesses may not have invested as significantly as we do in security and technology and may be more susceptible to cybersecurity incidents, which may make us more vulnerable to cybersecurity incidents as well. A security breach might also lead to violations of privacy laws, regulations, trade guidelines or practices related to our customers and associates and could result in potential claims from customers, associates, shareholders, or regulatory agencies. Any failure to maintain compliance with such laws, regulations, trade guidelines or practices may cause us to incur significant penalties and generate negative publicity, and may require us to change our business practices, increase our costs or otherwise adversely affect our business. Such events could adversely impact our reputation, business, financial position, results of operations, and cash flows. In addition, we could be adversely affected if any of our significant customers or suppliers experiences any similar events that disrupt their business operations or damage their reputation.

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

We believe that our brands are a significant contributor to the success of our business and that maintaining and enhancing our brands is important to expanding our consumer and dealer base. Failure to continue to protect our brands, may adversely affect our business, financial condition, and results of operations.

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

The Trump administration has announced certain changes, and has proposed additional changes, in trade policies, including the imposition of significant tariffs on imports from other countries. These actions have resulted in, and are expected to further result in, foreign governments taking retaliatory trade actions, which could increase the pricing of our products and result in decreased consumer demand for our products outside of the United States, which could materially and adversely affect our business and results of operations.

The imposition of certain tariffs, including the “reciprocal tariffs” announced by the Trump administration, have been introduced and paused on numerous occasions, pending negotiations with the relevant countries. As a result, there continues to be significant uncertainty regarding the extent and duration of applicable tariffs, and their impact on the global economy. Any resulting economic downturns or market volatility may result in decreased consumer spending, which may adversely impact our industry. In response to consumer spending, we may decide to offer a higher amount of discounts and incentives than we have historically, which may adversely impact our operating results. In addition, any United States initiated tariffs on certain foreign goods, including raw materials, commodities, and products manufactured outside the United States that are used in our manufacturing processes may cause our manufacturing cost to rise, which would have a negative impact on our business and results of operations. If we are unable to mitigate any potential impacts through supply chain adjustments, pricing strategies, or other measures, our financial performance and growth prospects and/or our ability to create or execute our long-term plans or goals could be negatively affected.

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

As of June 30, 2025, the balance of total goodwill and indefinite lived intangible assets was $54.5 million, which represents approximately 21 percent of total assets. If the future operating performance of either the Company or individual operating segments is not sufficient, we could be required to record non-cash impairment charges. Impairment charges could substantially affect our reported earnings in the periods such charges are recorded. In addition, impairment charges could indicate a reduction in business value which could limit our ability to obtain adequate financing in the future.

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

While we believe that we are in compliance with applicable federal, state, local, and foreign regulatory requirements, and hold all licenses and permits required thereunder, we cannot provide assurance that we will, at all times, be able to continue to comply with applicable regulatory requirements. Compliance with stringent regulatory and permit requirements may, in the future, cause us to incur substantial capital costs and increase our cost of operations, or may limit our operations, all of which could have a material adverse effect on our business or financial condition.

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

We strive to allocate capital in a manner that enhances shareholder value, lowers our cost of capital, or demonstrates our commitment to return excess capital to shareholders, while maintaining our ability to invest in strategic growth opportunities. In July 2023, the Board authorized a new share repurchase program under which the Company may repurchase up to $50 million of its outstanding shares of common stock. The new authorization became effective upon the expiration of the Company’s previously existing $50 million share repurchase authorization. The Company has and intends to continue to purchase shares under the repurchase authorization from time to time on the open market at the discretion of management, subject to strategic considerations, market conditions, and other factors. Repurchases under our share repurchase program will reduce the market liquidity for our stock, potentially affecting its trading volatility and price. Future share repurchases will also diminish our cash reserves, which may impact our ability to pursue attractive strategic opportunities. Therefore, if we do not properly allocate our capital or implement a successful cash management strategy, including with respect to returning value to our shareholders through this share repurchase authorization, we may fail to produce optimal financial results and experience a reduction in shareholder value.

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

Any common stock that we issue, including under our Second Amended and Restated MasterCraft 2015 Incentive Award Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership of holders of our common stock.

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

Our cybersecurity management team, lead by our CIO, supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us, and reports produced by security tools deployed in the IT environment. Our CIO reports to the Company’s Chief Executive Officer, as well as to the Board and Audit Committee. The CIO has served as our CISO for four years and has more than 20 years of experience in various roles involving managing cybersecurity functions, developing strategies to protect privacy, customer safety and intellectual property, and developing key capabilities such as product security engineering, risk management and cybersecurity governance. The CIO holds a bachelor’s degree in computer science and various certifications which include Certified Ethical Hacker and Certified Chief Information Security Officer, and has 25-plus years of previous software and hardware systems engineering experience.

ITEM 2. PROPERTIES.

As of June 30, 2025, all our MasterCraft boats and trailers are manufactured and lake-tested at our 310,000 square-foot manufacturing facility located on approximately 65 acres of lakefront land in Vonore, Tennessee. We also lease a 3,000 square-foot warehouse facility in West Yorkshire, England for warehousing of parts. All our Crest and Balise boats are manufactured in our 270,000 square-foot manufacturing facility located on approximately 63 acres in Owosso, Michigan.

ITEM 3. LEGAL PROCEEDINGS.

For a discussion of the Company’s legal proceedings, see Part IV – Item 15. – Note 12 Commitments and Contingencies to the Company’s Consolidated Financial Statements.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has been publicly traded on the NASDAQ Global Market under the symbol “MCFT” since July 17, 2015. Prior to that time, there was no public market for our common stock. As of August 22, 2025, we had approximately 20 registered holders per our transfer agent and 8,100 beneficial holders of record of our common stock.

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

On July 24, 2023, the Board authorized a new share repurchase program under which the Company may repurchase up to $50.0 million of its outstanding shares of common stock. The new authorization became effective upon the completion of the Company’s prior $50.0 million stock repurchase authorization. As of June 30, 2025, $25.9 million remained available under the new authorization.

During the fiscal years ended June 30, 2025 and 2024, we repurchased approximately $9.5 million and $16.3 million of our common stock, respectively.

During the three months ended June 30, 2025, the Company repurchased the following shares of common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(a)(b)	Total Number of Shares Purchased as part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan (dollars in thousands)
March 31, 2025 - April 27, 2025	94,880	$15.65	94,880	$28,921
April 28, 2025 - May 25, 2025	64,406	17.15	64,406	27,816
May 26, 2025 - June 30, 2025	108,374	17.94	108,374	25,872
Total	267,660		267,660

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

The following stock performance graph illustrates the cumulative total shareholder return on our common stock for the period from June 30, 2020 to June 30, 2025, as compared to the Russell 2000 Index and the Dow Jones US Recreational Products Index.

The comparison assumes (i) a hypothetical investment of $100 in our common stock and the two above mentioned indices on June 30, 2020 and (ii) the full reinvestment of all dividends. The comparisons in the graph are not intended to be indicative of possible future performance of our common stock.

Comparison of Five-Year Month Cumulative Total Return*
Among MasterCraft, the Russell 2000 Index and the Dow Jones US Recreational Products Index
$300
$250
$200
$150
$100
$50
Jun-20
Jun-21
Jun-22
Jun-23
Jun-24
Jun-25
MasterCraft
Russell 2000
Dow Jones US Recreational Products

* $100 invested on June 30, 2020 in stock or index, including reinvestment of dividends.

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

This section generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 are not included in this Annual Report on Form 10-K and can be found in Item 7 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2024, which was filed with the SEC on August 30, 2024.

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
•
Net income margin — We define net income margin as income from continuing operations divided by net sales, expressed as a percentage.
•
Adjusted EBITDA — We define Adjusted EBITDA as income from continuing operations, before interest, income taxes, depreciation, and amortization (“EBITDA”), as further adjusted to eliminate certain non-cash charges and unusual items that we do not consider to be indicative of our core/ongoing operations. For a reconciliation of EBITDA to Adjusted EBITDA, see “Non-GAAP Measures” below.
•
Adjusted EBITDA margin — We define Adjusted EBITDA margin as Adjusted EBITDA divided by net sales, expressed as a percentage. For a reconciliation of Adjusted EBITDA margin to net income margin, see “Non-GAAP Measures” below.
•
Adjusted Net Income — We define Adjusted Net Income as income from continuing operations, adjusted to eliminate certain non-cash charges and other items that we do not consider to be indicative of our core/ongoing operations and adjusted for the impact to income tax expense related to non-GAAP adjustments. For a reconciliation of income from continuing operations to Adjusted Net Income, see “Non-GAAP Measures” below.
•
Free cash flow — We define Free cash flow from continuing operations as net cash from operating activities less purchases of property, plant, and equipment. For a reconciliation of net cash provided by operating activities of continuing operations to Free cash flow, see “Non-GAAP Measures” below.

Overview

Discontinued Operations

On October 18, 2024, the Company completed the Aviara Transaction and on December 23, 2024, the Company completed the Aviara Facility Sale. In fiscal 2023, the Company sold its NauticStar business. The Company's results for all periods presented, as discussed in Management's Discussion and Analysis, are presented on a continuing operations basis. Results related to our Aviara and NauticStar reporting units are reported as discontinued operations for all periods presented. See Notes 1 and 3 in Notes to Consolidated Financial Statements for more information on discontinued operations.

Leadership Transition

On April 7, 2025 Timothy M. Oxley, Chief Financial Officer (“CFO”) of the Company, announced his retirement from the Company, effective December 31, 2025. Prior to his retirement, Mr. Oxley stepped down as CFO, effective June 30, 2025, at which time, Mr. Oxley began serving as a Special Advisor. Scott Kent, Vice President of Finance, succeeded Mr. Oxley as CFO, effective July 1, 2025.

Tariff and Trade Environment

The recently imposed U.S. tariffs did not materially impact our fiscal 2025 results, but their effects and the potential imposition of modified or additional tariffs may, among other things, create new trade barriers that disrupt supply chains, raise costs, weaken consumer confidence and impact consumer demand for our products, and impact our ability to export our products, all of which could have an adverse effect on our business and financial results. The extent of the impact of tariffs on the Company’s business is highly uncertain and difficult to predict. We are closely monitoring the rapidly evolving tariff landscape and are working diligently with key suppliers to mitigate risks. For additional information regarding the potential impacts of tariffs on our business and results of operations, see Item 1A “Risk Factors — Risks Relating to Our Regulatory, Accounting, Legal, and Tax Environment.”

Results of Operations

Fiscal 2025 was impacted by anticipated market and economic uncertainty. Net sales decreased primarily due to planned lower unit volumes aimed at aligning dealer inventories with retail demand. Gross margin declined due to lower cost absorption driven by decreased production volume.

We derived the consolidated statements of operations for the fiscal years ended June 30, 2025 and 2024 from our audited consolidated financial statements and related notes included elsewhere in this Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future.

Consolidated Results

	2025	2024	Change	% Change
(Dollar amounts in thousands)
Consolidated statements of operations:
NET SALES	$284,203	$322,351	$(38,148)	(11.8%)
COST OF SALES	227,338	250,741	(23,403)	(9.3%)
GROSS PROFIT	56,865	71,610	(14,745)	(20.6%)
OPERATING EXPENSES:
Selling and marketing	11,740	11,203	537	4.8%
General and administrative	32,093	31,119	974	3.1%
Amortization of other intangible assets	1,800	1,812	(12)	(0.7%)
Total operating expenses	45,633	44,134	1,499	3.4%
OPERATING INCOME	11,232	27,476	(16,244)	(59.1%)
OTHER INCOME (EXPENSE):
Interest expense	(1,169)	(3,292)	2,123	(64.5%)
Interest income	3,472	5,789	(2,317)	(40.0%)
INCOME BEFORE INCOME TAX EXPENSE	13,535	29,973	(16,438)	(54.8%)
INCOME TAX EXPENSE	2,820	6,730	(3,910)	(58.1%)
INCOME FROM CONTINUING OPERATIONS	$10,715	$23,243	$(12,528)	(53.9%)
Additional financial and other data:
Unit sales volume:
MasterCraft	1,548	1,755	(207)	(11.8%)
Pontoon	745	1,241	(496)	(40.0%)
Consolidated unit sales volume	2,293	2,996	(703)	(23.5%)
Net sales:
MasterCraft	$240,763	$262,736	$(21,973)	(8.4%)
Pontoon	43,440	59,615	(16,175)	(27.1%)
Consolidated net sales	$284,203	$322,351	$(38,148)	(11.8%)
Net sales per unit:
MasterCraft	$156	$150	$6	4.0%
Pontoon	58	48	10	20.8%
Consolidated net sales per unit	124	108	16	14.8%
Gross margin	20.0%	22.2%	(220) bps

Net Sales. Net Sales decreased 11.8 percent for fiscal 2025 when compared to fiscal 2024. The decrease was a result of planned lower unit volumes and changes in price, partially offset by favorable model mix related to new product introductions, favorable option sales, and decreased dealer incentives.

Gross Margin. Gross Margin percentage declined 220 basis points during fiscal 2025 when compared to fiscal 2024. Lower margins were the result of lower cost absorption due to decreased production volume, material and overhead inflation, and changes in sales price.

Operating Expenses. Operating expenses increased 3.4 percent during fiscal 2025 when compared to the same prior year period mainly due to increased variable compensation costs.

Interest Expense. Interest expense decreased $2.1 million primarily due to all outstanding borrowings under the Credit Agreement being repaid during the first six months of fiscal 2025.

Interest Income. Interest income decreased $2.3 million during fiscal 2025 primarily due to certain investment securities being sold to repay outstanding borrowings under the Revolving Credit Facility during the second quarter of fiscal 2025.

Income Tax Expense. Our consolidated effective income tax rate decreased to 20.8 percent for fiscal 2025 from 22.5 percent for fiscal 2024. See Note 10 in Notes to Consolidated Financial Statements for more information.

Segment Results

MasterCraft Segment

The following table sets forth MasterCraft segment results for the fiscal years ended:

(Dollar amounts in thousands)	2025	2024	Change	% Change
Net sales	$240,763	$262,736	$(21,973)	(8.4%)
Operating income	20,658	29,573	(8,915)	(30.1%)
Purchases of property, plant and equipment	7,219	7,912	(693)	(8.8%)

Unit sales volume	1,548	1,755	(207)	(11.8%)
Net sales per unit	$156	$150	$6	4.0%

Net sales decreased 8.4 percent during fiscal 2025, when compared to fiscal 2024. The decrease was primarily driven by lower unit volumes and changes in price, partially offset by favorable model mix, decreased dealer incentives, and favorable option sales.

Operating income decreased 30.1 percent during fiscal 2025, when compared to the same prior year period. The overall decrease was driven by decreased net sales, as discussed above, increased materials and overhead inflation, and increased variable compensation costs.

Pontoon Segment

The following table sets forth Pontoon segment results for the fiscal years ended:

(Dollar amounts in thousands)	2025	2024	Change	% Change
Net sales	$43,440	$59,615	$(16,175)	(27.1%)
Operating loss	(9,426)	(2,097)	(7,329)	349.5%
Purchases of property, plant and equipment	1,979	2,613	(634)	(24.3%)

Unit sales volume	745	1,241	(496)	(40.0%)
Net sales per unit	$58	$48	$10	20.8%

Net sales decreased 27.1 percent during fiscal 2025, when compared to fiscal 2024, as a result of decreased unit volume and increased dealer incentives, partially offset by favorable model mix and favorable option sales.

Operating loss was $9.4 million during fiscal 2025, compared to $2.1 million in fiscal 2024. The change was primarily due to decreased net sales, as discussed above, and increased labor and materials cost.

Non-GAAP Measures

EBITDA, Adjusted EBITDA, EBITDA Margin, and Adjusted EBITDA Margin

We define EBITDA as income from continuing operations, before interest, income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA further adjusted to eliminate certain non-cash charges or other items that we do not consider to be indicative of our core and/or ongoing operations. For the periods presented herein, these adjustments include share-based compensation, senior leadership transition and organizational realignment costs, and business development consulting costs, as described in more detail below. We define EBITDA margin and Adjusted EBITDA margin as EBITDA and Adjusted EBITDA, respectively, expressed as a percentage of Net sales.

Adjusted Net Income and Adjusted Net Income Per Share

We define Adjusted Net Income and Adjusted Net Income per share as income from continuing operations adjusted to eliminate certain non-cash charges or other items that we do not consider to be indicative of our core and/or ongoing operations and reflecting income tax expense on adjusted net income before income taxes at our estimated annual effective tax rate. For the periods presented herein, these adjustments include other intangible asset amortization, share-based compensation, senior leadership transition and organizational realignment costs, and business development consulting costs.

Free Cash Flow

We define Free Cash Flow from continuing operations as net cash flows from operating activities less purchases of property, plant, and equipment.

EBITDA, Adjusted EBITDA, EBITDA margin, Adjusted EBITDA margin, Adjusted Net Income, Adjusted Net Income per share, and Free Cash Flow, which we refer to collectively as the Non-GAAP Measures, are not measures of net income, operating income, or net cash flows as determined under accounting principles generally accepted in the United States, or U.S. GAAP. The Non-GAAP Measures are not measures of performance in accordance with U.S. GAAP and should not be considered as an alternative to net income, net income per share, or operating cash flows determined in accordance with U.S. GAAP. Additionally, Adjusted EBITDA is not intended to be a measure of cash flow. We believe that the inclusion of the Non-GAAP Measures is appropriate to provide additional information to investors because securities analysts and investors use the Non-GAAP Measures to assess our operating performance across periods on a consistent basis and to evaluate the relative risk of an investment in our securities. We use Adjusted Net Income and Adjusted Net Income per share to facilitate a comparison of our operating performance on a consistent basis from period to period that, when viewed in combination with our results prepared in accordance with U.S. GAAP, provides a more complete understanding of factors and trends affecting our business than does U.S. GAAP measures alone. We believe Adjusted Net Income and Adjusted Net Income per share assists our Board, management, investors, and other users of the financial statements in comparing our net income on a consistent basis from period to period because it removes certain non-cash items and other items that we do not consider to be indicative of our core and/or ongoing operations and reflecting income tax expense on adjusted net income before income taxes at our estimated annual effective tax rate. The Non-GAAP Measures have limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

•
Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and the Non-GAAP Measures do not reflect any cash requirements for such replacements;
•
Certain Non-GAAP Measures do not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;
•
Certain Non-GAAP Measures do not reflect changes in, or cash requirements for, our working capital needs;
•
Certain Non-GAAP Measures do not reflect our tax expense or any cash requirements to pay income taxes;
•
Certain Non-GAAP Measures do not reflect interest expense, or the cash requirements necessary to service interest payments on our indebtedness; and
•
Certain Non-GAAP Measures do not reflect the impact of earnings or charges resulting from matters we do not consider to be indicative of our core and/or ongoing operations, but may nonetheless have a material impact on our results of operations.

In addition, because not all companies use identical calculations, our presentation of the Non-GAAP Measures may not be comparable to similarly titled measures of other companies, including companies in our industry.

The following table presents a reconciliation of income from continuing operations as determined in accordance with U.S. GAAP to EBITDA and Adjusted EBITDA, and income from continuing operations margin (expressed as a percentage of net sales) to Adjusted EBITDA margin (expressed as a percentage of net sales) for the periods indicated:

		% of Net		% of Net		% of Net
(Dollar amounts in thousands)	2025	sales	2024	sales	2023	sales
Income from continuing operations	$10,715	3.8%	$23,243	7.2%	$93,801	15.4%
Income tax expense	2,820		6,730		28,300
Interest expense	1,169		3,292		2,679
Interest income	(3,472)		(5,789)		(3,351)
Depreciation and amortization	9,579		8,375		8,396
EBITDA	20,811	7.3%	35,851	11.1%	129,825	21.3%
Share-based compensation	2,915		2,602		3,462
Senior leadership transition and organizational realignment costs(a)	659		1,708		—
Business development consulting costs(b)	—		—		312
Adjusted EBITDA	$24,385	8.6%	$40,161	12.5%	$133,599	21.9%

The following table sets forth a reconciliation of income from continuing operations as determined in accordance with U.S. GAAP to Adjusted Net Income for the periods indicated:

(Dollar amounts in thousands, except per share data)	2025	2024	2023
Income from continuing operations	$10,715	$23,243	$93,801
Income tax expense	2,820	6,730	28,300
Amortization of acquisition intangibles	1,800	1,812	1,849
Share-based compensation	2,915	2,602	3,462
Senior leadership transition and organizational realignment costs(a)	659	1,708	—
Business development consulting costs(b)	—	—	312
Adjusted Net Income before income taxes	18,909	36,095	127,724
Adjusted income tax expense(c)	3,782	7,219	29,377
Adjusted Net Income	$15,127	$28,876	$98,347

Adjusted Net Income per share:
Basic	$0.92	$1.71	$5.58
Diluted	$0.92	$1.69	$5.54
Weighted average shares used for the computation of(d):
Basic Adjusted Net Income per share	16,428,485	16,930,348	17,618,797
Diluted Adjusted Net Income per share	16,525,773	17,038,305	17,765,117

The following table presents the reconciliation of income from continuing operations per diluted share to Adjusted net income per diluted share for the periods presented:

	2025	2024	2023
Income from continuing operations per diluted share	$0.65	$1.36	$5.28
Impact of adjustments:
Income tax expense	0.17	0.39	1.59
Amortization of acquisition intangibles	0.11	0.11	0.10
Share-based compensation	0.18	0.15	0.19
Senior leadership transition and organizational realignment costs(a)	0.04	0.10	—
Business development consulting costs(b)	—	—	0.02
Adjusted Net Income per diluted share before income taxes	1.15	2.11	7.18
Impact of adjusted income tax expense on net income per diluted share before income taxes(c)	(0.23)	(0.42)	(1.64)
Adjusted Net Income per diluted share	$0.92	$1.69	$5.54

The following table presents a reconciliation of net cash flows by operating activities of continuing operations as determined in accordance with U.S. GAAP to Free Cash Flow for the periods presented:

	2025	2024	2023
Net cash provided by operating activities of continuing operations	$38,222	$12,200	$136,630
Less:
Purchases of property, plant and equipment	(9,198)	(10,525)	(24,563)
Free cash flow	$29,024	$1,675	$112,067

(a)
Represents amounts paid for legal fees and recruiting costs associated with the CEO and CFO transitions, as well as non-recurring severance costs incurred as part of the Company's strategic organizational realignment undertaken in connection with the transitions.
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
(c)
Reflects income tax expense at a tax rate of 20.0% for 2025 and 2024, and 23.0% for 2023.
(d)
Represents the Weighted average shares used for the computation of Basic and Diluted earnings (loss) per share as presented on the Consolidated Statements of Operations to calculate Adjusted Net Income per diluted share for all periods presented herein.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance working capital, fund capital expenditures, service debt, fund potential acquisitions, and fund our share repurchase program. Our principal sources of liquidity are our cash balance, short-term investments, cash generated from operating activities, our revolving credit agreement and the refinancing and/or new issuance of long-term debt. We believe our cash balance, investments, cash from operations, and our ability to borrow, will be sufficient to provide for our liquidity and capital resource needs.

Cash and cash equivalents totaled $28.9 million as of June 30, 2025, an increase of $21.5 million from $7.4 million as of June 30, 2024. Short-term investments totaled $50.5 million as of June 30, 2025, a decrease of $28.3 million from $78.8 million as of June 30, 2024. Net changes in Cash and cash equivalents and Short-term investments include proceeds from short-term investments being used to repay outstanding amounts under the Revolving Credit Facility and $26.1 million in net proceeds from the Aviara Facility Sale. Refer to Note 3 — Discontinued Operations and Note 4 — Short-term investments in the Notes to Consolidated Financial Statements for further details. Total debt as of June 30, 2024 was $49.3 million, with no amounts outstanding as of June 30, 2025.

As of June 30, 2025, we had no amounts outstanding under the Revolving Credit Facility, leaving $100.0 million of available borrowing capacity. Refer to Note 9 — Long-Term Debt in the Notes to Consolidated Financial Statements for further details.

On July 24, 2023, the Board authorized a new share repurchase program under which the Company may repurchase up to $50.0 million of its outstanding shares of common stock. The new authorization became effective upon the completion of the Company’s previously existing $50.0 million stock repurchase authorization. As of June 30, 2025, $25.9 million remained available under the new authorization.

During fiscal 2025 and fiscal 2024, the Company repurchased 531,970 shares and 750,943 shares of common stock for $9.5 million and $16.3 million, respectively, in cash, including related fees and expenses.

The following table and discussion below relate to our cash flows from continuing operations for operating, investing, and financing activities:

(Dollar amounts in thousands)	2025	2024	2023
Total cash provided by (used in):
Operating activities	$38,222	$12,200	$136,630
Investing activities	20,044	4,051	(115,173)
Financing activities	(60,097)	(23,135)	(27,148)
Net change in cash and cash equivalents from continuing operations	$(1,831)	$(6,884)	$(5,691)

Fiscal 2025 Cash Flow from Continuing Operations

Net cash provided by operating activities was $38.2 million, primarily due to net income and favorable working capital changes. Working capital is defined as accounts receivable, income tax receivable, inventories, and prepaid expenses and other current assets net of accounts payable, income tax payable, and accrued expenses and other current liabilities as presented in the consolidated balance sheets, excluding the impact of acquisitions and non-cash adjustments. Favorable changes in working capital primarily consisted of a decrease in inventories, accounts receivable, other assets, prepaid expenses and other current assets, and an increase in income tax payable, partially offset by a decrease in accounts payable. Inventories decreased due to timing of sales at the end of the period compared to the end of the prior-year and planned raw materials reduction due to lower unit production volume. Accounts receivable decreased due to timing of sales at the end of the period compared to the end of the prior-year period. Income tax payable increased due to timing of estimated payments. Prepaid expenses and other current assets decreased mainly due to lower general insurance premiums. Accounts payable decreased due to a reduction in raw material purchases and timing of purchases at the end of the period compared to the prior-year period.

Net cash provided by investing activities was $20.0 million, which included net proceeds of $29.2 million from available-for-sale securities, partially offset by $9.2 million in capital expenditures. Our capital spending was primarily focused on information technology, tooling and machinery and equipment.

Net cash used in financing activities was $60.1 million, which included share repurchases totaling $9.5 million, excluding related fees and expenses, and $49.5 million used to repay outstanding borrowings of the Term Loan. Drawn amounts on the Revolving Credit Facility were fully repaid as of June 30, 2025.

Fiscal 2024 Cash Flow from Continuing Operations

Net cash provided by operating activities was $12.2 million, primarily due to net income, partially offset by changes in working capital as defined above. Changes in working capital primarily consisted of a decrease in accrued expenses and other current liabilities, accounts payable, and income tax payable, partially offset by a decrease in inventories and accounts receivable. Accrued expenses and other current liabilities decreased as a result of lower compensation related accruals, warranty costs as a result of reduced unit volumes, and reduced volume rebates, offset by an increase in retail rebates. Accounts payable decreased as a result of decreased production levels. Income tax payable decreased due to the lower earnings compared to the prior year. Inventories decreased as we rebalanced inventory levels to align with lower production levels. Accounts receivable decreased due to reduced unit volumes.

Net cash provided by investing activities was $4.1 million, due to net proceeds in short-term investments of $14.6 million, partially offset by $10.5 million of capital expenditures. Our capital spending was focused on facility enhancements, information technology, and tooling.

Net cash used in financing activities was $23.1 million, which included net payments of $4.5 million on long-term debt and $16.3 million of share repurchases.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet financing arrangements as of June 30, 2025.

Contractual Obligations

As of June 30, 2025, the Company’s material cash obligations were as follows:

Long-Term Debt Obligations — See Note 9 – Long-Term Debt in the accompanying Notes to Consolidated Financial Statements for further information.

Purchase Commitments — As of June 30, 2025, the Company is committed to purchasing $2.8 million of engines. See Note 12 in the accompanying Notes to Consolidated Financial Statements for more information.

Repurchase Obligations — The Company has reserves to cover potential losses associated with repurchase obligations based on historical experience and current facts and circumstances. We incurred no material impact from repurchase events during fiscal 2025, 2024, or 2023. An adverse change in retail sales, however, could require us to repurchase boats repossessed by floor plan financing companies upon an event of default by any of our dealers, subject in some cases to an annual limitation. See Note 12 in the accompanying Notes to Consolidated Financial Statements for more information.

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

As of June 30, 2025, only the MasterCraft reporting unit has a goodwill balance. The Company performed a qualitative assessment and concluded the fair value of the MasterCraft reporting unit is “more likely than not” greater than its carrying value.

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

The costs of amortizable intangible assets, including dealer networks, are recognized over their expected useful lives, approximately ten years for the dealer networks, using the straight-line method. The dealer network intangible asset within our MasterCraft reporting unit is fully amortized. The dealer network intangible asset within our Pontoon reporting unit that is subject to amortization is evaluated for impairment using a process similar to that used to evaluate long-lived assets as described below.

Intangible assets not subject to amortization, including trade names, are assessed for impairment at least annually, at June 30, and whenever events or changes in circumstances indicate that it is more likely than not that an asset may be impaired. As part of the annual test, the Company may perform a qualitative, rather than quantitative, assessment to determine whether each trade name intangible asset is “more likely than not” impaired. In performing this qualitative analysis, the Company considers various factors, including macroeconomic events, industry and market events and cost related events. If the “more likely than not” criteria is not met, the impairment test for indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset.

During the fiscal 2025 fourth quarter, the Company determined certain indicators of potential impairment existed for the Crest brand intangible assets, resulting in an undiscounted cash flows analysis for the Crest dealer network and a discounted cash flows analysis for the Crest trade name. The analysis concluded both the undiscounted cash flows and fair value exceeded their related carrying values, respectively, resulting in no impairment.

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

During the year ended June 30, 2024, the Company recognized $6.9 million in long-lived asset impairment charges related to its Aviara reporting unit. These charges are included in the loss from discontinued operations.

In conjunction with the impairment assessment as discussed above, the Company determined certain indicators of potential impairment existed for the Crest brand asset group, resulting in an undiscounted cash flow analysis. The analysis concluded the undiscounted cash flows exceeded the carrying value of the asset group, resulting in no impairment.

Product Warranties — The Company offers warranties on the sale of certain products generally for periods of between one and ten years from the date of retail sale, and provides a limited lifetime warranty on certain parts, as noted in the warranty. These warranties require us or our dealers to repair or replace defective products during the warranty period at no cost to the consumer. We estimate the costs that may be incurred under our basic limited warranty and record as a liability the amount of such costs at the time the product revenue is recognized. The key judgements that affect our estimate for warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. We periodically assess the adequacy of the recorded warranty liabilities and adjust the amounts as actual claims are determined or as changes in the obligations become reasonably estimable. We also adjust our liability for specific warranty matters when they become known and exposure can be estimated. Future warranty claims may differ from our estimate of the warranty liability, which could lead to changes in the Company’s warranty liability in future periods.

Income Taxes—We are subject to income taxes in the United States of America and the United Kingdom. For fiscal 2025 and 2024, our effective tax rate differs from the statutory rate, primarily due to the inclusion of the state tax rate and uncertain tax positions, partially offset by the benefit from tax credits. See the components of our effective tax rate reconciliation in Note 10.

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

Other Revenue Recognition Matters

Dealers generally have no right to return unsold boats. Occasionally, the Company may accept returns in limited circumstances and at the Company’s discretion under its warranty policy. The Company may be obligated, in the event of default by a dealer, to accept returns of unsold boats under its repurchase commitment to floor plan financing providers, who are able to obtain such boats through foreclosure. The repurchase commitment is on an individual unit basis with a term from the date it is financed by the lending institution through the payment date by the dealer, generally not exceeding 30 months. The Company accounts for these arrangements as guarantees and recognizes a liability based on the estimated fair value of the repurchase obligation. The estimated fair value takes into account our estimate of the loss we will incur upon resale of any repurchases. The Company accrues the estimated fair value of this obligation based on the age of inventory currently under floor plan financing and estimated credit quality of dealers holding the inventory. Inputs used to estimate this fair value include significant unobservable inputs that reflect the Company’s assumptions about the inputs that market participants would use and, therefore, this liability is classified within Level 3 of the fair value hierarchy. We incurred no material impact from repurchase events during fiscal 2025, 2024, or 2023. See Note 12 in Notes to Consolidated Financial Statements for more information on repurchase obligations.

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

As of the end of the period covered by this Form 10-K Annual Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2025.

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on such assessment our management has concluded that, as of June 30, 2025, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of June 30, 2025, has been audited by our independent registered public accounting firm, Deloitte & Touche LLP, as stated in their report which is included in Item 15 of this Annual Report on Form 10-K.

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

ITEM 9B. OTHER INFORMATION

Director and Officer Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2025, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (each as defined in Item 408 of Regulation S-K).

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

3.
Exhibits

The following documents are filed as a part of this annual report on Form 10-K or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of MCBC Holdings, Inc.	10-K	001-37502	3.1	9/18/15

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of MasterCraft Boat Holdings, Inc.	10-Q	001-37502	3.2	11/9/18

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of MasterCraft Boat Holdings, Inc.	8-K	001-37502	3.1	10/25/19

3.4	Fourth Amended and Restated By-laws of MasterCraft Boat Holdings, Inc.	8-K	001-37502	3.2	10/25/19

4.1	Common stock certificate of MasterCraft Boat Holdings, Inc.	S-1/A	333-203815	4.1	7/15/15

4.2	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-37502	4.2	9/9/22

10.1†	MCBC Holdings, Inc. 2010 Equity Incentive Plan	S-1/A	333-203815	10.2	6/25/15

10.2†	MCBC Holdings, Inc. 2015 Incentive Award Plan	S-1/A	333-203815	10.4	7/15/15

10.3†	Second Amended and Restated MasterCraft 2015 Incentive Award Plan	DEF14A	001-37502	Appendix B	9/23/24

10.4†	Form of Restricted Stock Award Agreement and Grant Notice under 2015 Incentive Award Plan (employee)	S-1/A	333-203815	10.10	7/1/15

10.5†	Form of Stock Option Agreement and Grant Notice under 2015 Incentive Award Plan (employee)	S-1/A	333-203815	10.12	7/7/15

10.6†	Form of Restricted Stock Award Grant Notice under 2015 Incentive Award Plan (director)	S-1/A	333-203815	10.13	7/7/15

10.7†	Senior Executive Incentive Bonus Plan	10-K	001-37502	10.8	9/18/15

10.8†	Non-Employee Director Compensation Policy	10-K	001-37502	10.7	9/13/19

10.9†	Form of Indemnification Agreement for directors and officers	S-1/A	333-203815	10.9	7/7/15

10.10†	Form of Performance Stock Unit Award Agreement under 2015 Incentive Award Plan	8-K	001-37502	10.1	8/26/16

10.11	Fourth Amended and Restated Credit and Guaranty Agreement, dated October 1, 2018, by and among MasterCraft Boat Holdings, Inc. as a guarantor, MasterCraft Boat Company, LLC, MasterCraft Services, LLC, MasterCraft International Sales Administration, Inc., Nautic Star, LLC, NS Transport, LLC, and Crest Marine LLC as borrowers, Fifth Third Bank as the agent and letter of credit issuer, and the lenders party thereto	8-K	001-37502	10.1	10/1/18

10.12	Amendment No. 3 to the Fourth Amended and Restated Credit and Guaranty Agreement	10-Q	001-37502	10.1	5/8/20

10.13†	Offer Letter, dated March 1, 2024	8-K	001-37502	10.2	3/4/24

10.14†	Retirement and Consulting Agreement, dated March 1, 2024	8-K	001-37502	10.1	3/4/24

10.15†	Form of Severance and Release Agreement	8-K	001-37502	10.1	2/24/25

10.16†	Retirement and Transition Agreement, dated April 7, 2025	8-K	001-37502	10.1	4/7/25

10.17†	Offer Letter, dated March 31, 2025	8-K	001-37502	10.2	4/7/25

10.18†	Form of PSU Award Agreement	8-K	001-37502	10.1	7/22/20

10.19†	Form of RSU Award Agreement (Executive Officers)					*

10.20†	Form of RSU Award Agreement (Non-Employee Directors)					*

10.21	Amendment No. 4 and Joinder to Fourth Amended and Restated Credit and Guaranty Agreement	10-Q	001-37502	10.1	2/10/21

10.22	Credit Agreement, dated as of June 28, 2021, among MasterCraft Boat Holdings, Inc., the Lenders Party Thereto and JPMORGAN CHASE BANK, N.A., as Administrative Agent, Sole Bookrunner and Sole Lead Arranger and FIFTH THIRD BANK and BMO HARRIS BANK, N.A., as Co-Syndication Agents	8-K	001-37502	10.1	6/28/21

10.23	Second Amendment to Credit Agreement	10-K	001-37502	10.18	8/30/23

10.24	Third Amendment to Credit Agreement	10-Q	001-37502	10.1	11/8/23

10.25	Fourth Amendment to Credit Agreement	8-K	001-37502	10.1	10/2/24	*

10.26	Purchase Agreement, dated September 11, 2024, between the Company and RMI Holdings, Inc.	10-Q	001-37502	10.1	11/7/24	*

19.1	Insider Trading Compliance Policy	10-K	001-37502	19.1	8/30/24

21.1	List of subsidiaries of MasterCraft Boat Holdings, Inc.					*

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm					*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer					*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

97.1	Amended and Restated Clawback Policy	10-K	001-37502	97.1	8/30/24

101.INS	Inline XBRL Instance Document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					*

† Indicates management contract or compensatory plan.

* Filed herewith.

** Furnished herewith.

ITEM 16. FORM 10-K SUMMARY.

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 27, 2025	MASTERCRAFT BOAT HOLDINGS, INC.

	By:	/s/ BRADLEY M. NELSON
Chief Executive Officer (Principal Executive Officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRADLEY M. NELSON	Chief Executive Officer (Principal Executive Officer) and Director
Bradley M. Nelson		August 27, 2025

/s/ W. SCOTT KENT	Chief Financial Officer (Principal Financial and Accounting Officer), Treasurer and Secretary
W. Scott Kent		August 27, 2025

/s/ ROCH LAMBERT	Chairman of the Board
Roch Lambert		August 27, 2025

/s/ W. PATRICK BATTLE	Director
W. Patrick Battle		August 27, 2025

/s/ JACLYN BAUMGARTEN	Director
Jaclyn Baumgarten		August 27, 2025

/s/ DONALD C. CAMPION	Director
Donald C. Campion		August 27, 2025

/s/ JENNIFER DEASON	Director
Jennifer Deason		August 27, 2025

/s/ PETER G. LEEMPUTTE	Director
Peter G. Leemputte		August 27, 2025

/s/ KAMILAH MITCHELL-THOMAS	Director
Kamilah Mitchell-Thomas		August 27, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of MasterCraft Boat Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MasterCraft Boat Holdings, Inc. and subsidiaries (the “Company”) as of June 30, 2025 and 2024, the related consolidated statements of operations, equity, and cash flows, for each of the three years in the period ended June 30, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 27, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Product Warranties — Refer to Notes 1 and 8 to the financial statements

Critical Audit Matter Description

The Company offers warranties on the sale of certain of its products from the date of retail sale. Estimated costs that may be incurred under these warranties are accrued at the time the product revenue is recognized. These estimated costs are based upon the number of units sold, historical and anticipated rates of warranty claims, and the cost per claim. The Company periodically assesses the adequacy of the recorded warranty liabilities and adjusts the amounts as actual claims are determined or as changes in the obligations become reasonably estimable.

We identified the accrued warranty liability related to the MasterCraft and Pontoon segments as a critical audit matter because of the significant judgments made by management to estimate the anticipated rates of warranty claims and cost per claim related to product warranties. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s estimates of the rates and costs of future warranty claims.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the accrued warranty liability for the MasterCraft and Pontoon segments included the following, among others:

•
We tested the design and operating effectiveness of controls over management’s estimation of the accrued warranty liability, including those over historical product warranty claim data and projected future product warranty claims.
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

Other Intangible Assets — Crest Impairment Evaluation — Refer to Notes 1 and 7 to the financial statements

Critical Audit Matter Description

The Company has definite and indefinite-lived intangible assets associated with the Crest dealer network and trade name, respectively. The Company reviews definite lived intangible assets that are held and used for impairment whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. Additionally, the Company tests its indefinite-lived intangible assets for impairment annually as of June 30, or between annual test dates if an event occurs or circumstances change that would indicate that the carrying amount may be impaired.

During the fiscal 2025 fourth quarter, there was an indication that the Crest definite and indefinite-lived intangible assets were either not recoverable or may be impaired. As a result, an interim impairment test was performed by the Company. In performing the impairment test of the Crest dealer network intangible asset, the Company utilized an income approach through the application of the multi-period excess earnings approach. In performing its test for impairment of the Crest trade name intangible asset, the Company applied a relief-from-royalty approach, a variation of the income approach, to estimate fair value. In applying the valuation approaches, management is required to make certain assumptions, including revenue growth and expense forecasts, as well as the selection of an appropriate royalty rate, dealer attrition rate, and discount rate.

We identified the impairment evaluation for the Crest definite and indefinite-lived intangible assets as a critical audit matter due to the judgments required by management in estimating revenue growth and expense forecasts, the selection of an appropriate discount rate, and the determination of dealer attrition and royalty rates. Further, auditing the impairment evaluation required auditor judgment and significant effort, including the involvement of our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the evaluation of the Crest definite and indefinite-lived intangible assets for impairment included the following, among others:

•
We tested the design and operating effectiveness of controls over the impairment evaluation for the Crest definite and indefinite-lived intangible assets, including management’s controls over revenue growth and expense forecasts, the selection of an appropriate discount rate, and the determination of dealer attrition and royalty rates.
•
We evaluated the reasonableness of management’s revenue growth and expense projections by comparing the forecast to historical results, external communications, and industry and market trends and outlooks.
•
We evaluated management’s calculation of the dealer attrition rate by testing the source information underlying the determination of the attrition rate and the mathematical accuracy of the model.
•
With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation assumptions including the discount rate, long-term revenue growth rate, and royalty rate, by developing an independent estimate and compared those to the valuation assumptions selected by management.
•
Our fair value specialists tested the valuation methodology and mathematical accuracy of the definite and indefinite-lived intangible asset impairment models.

/s/ Deloitte & Touche LLP

Nashville, Tennessee
August 27, 2025

We have served as the Company's auditor since 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of MasterCraft Boat Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of MasterCraft Boat Holdings, Inc. and subsidiaries (the “Company”) as of June 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013)issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013)issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2025, of the Company and our report dated August 27, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Nashville, Tennessee
August 27, 2025

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
(Dollar amounts in thousands, except per share data)	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,926	$7,394
Short-term investments (Note 4)	50,518	78,846
Accounts receivable, net of allowance of $156 and $101, respectively	4,086	11,455
Income tax receivable	208	499
Inventories, net (Note 5)	30,469	36,972
Prepaid expenses and other current assets	7,006	8,686
Current assets associated with discontinued operations (Note 3)	—	11,222
Total current assets	121,213	155,074
Property, plant and equipment, net (Note 6)	53,576	52,314
Goodwill (Note 7)	28,493	28,493
Other intangible assets, net (Note 7)	31,850	33,650
Deferred income taxes	18,914	18,584
Other long-term assets	5,902	8,189
Non-current assets associated with discontinued operations (Note 3)	—	21,680
Total assets	$259,948	$317,984
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,255	$10,431
Income tax payable	1,773	—
Accrued expenses and other current liabilities (Note 8)	55,182	55,068
Current portion of long-term debt, net of unamortized debt issuance costs (Note 9)	—	4,374
Current liabilities associated with discontinued operations (Note 3)	—	8,063
Total current liabilities	65,210	77,936
Long-term debt, net of unamortized debt issuance costs (Note 9)	—	44,887
Unrecognized tax positions	9,067	8,549
Other long-term liabilities	2,085	2,551
Long-term liabilities associated with discontinued operations (Note 3)	—	182
Total liabilities	76,362	134,105
COMMITMENTS AND CONTINGENCIES (Note 12)
EQUITY:
Common stock, $.01 par value per share — authorized, 100,000,000 shares; issued and outstanding, 16,406,788 shares at June 30, 2025 and 16,759,109 shares at June 30, 2024	164	167
Additional paid-in capital	52,559	59,892
Retained earnings	130,663	123,620
MasterCraft Boat Holdings, Inc. equity	183,386	183,679
Noncontrolling interest	200	200
Total equity	183,586	183,879
Total liabilities and equity	$259,948	$317,984

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended June 30
(Dollar amounts in thousands, except per share data)	2025	2024	2023
NET SALES	$284,203	$322,351	$609,903
COST OF SALES	227,338	250,741	441,164
GROSS PROFIT	56,865	71,610	168,739
OPERATING EXPENSES:
Selling and marketing	11,740	11,203	12,439
General and administrative	32,093	31,119	32,915
Amortization of other intangible assets	1,800	1,812	1,956
Total operating expenses	45,633	44,134	47,310
OPERATING INCOME	11,232	27,476	121,429
OTHER INCOME (EXPENSE):
Interest expense	(1,169)	(3,292)	(2,679)
Interest income	3,472	5,789	3,351
INCOME BEFORE INCOME TAX EXPENSE	13,535	29,973	122,101
INCOME TAX EXPENSE	2,820	6,730	28,300
INCOME FROM CONTINUING OPERATIONS	10,715	23,243	93,801
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX (Note 3)	(3,672)	(15,443)	(24,864)
NET INCOME	$7,043	$7,800	$68,937

INCOME (LOSS) PER SHARE:
Basic
Continuing operations	$0.65	$1.37	$5.32
Discontinued operations	(0.22)	(0.91)	(1.41)
Net income	$0.43	$0.46	$3.91

Diluted
Continuing operations	$0.65	$1.36	$5.28
Discontinued operations	(0.22)	(0.90)	(1.40)
Net income	$0.43	$0.46	$3.88

WEIGHTED AVERAGE SHARES USED FOR COMPUTATION OF:
Basic earnings per share	16,428,485	16,930,348	17,618,797
Diluted earnings per share	16,525,773	17,038,305	17,765,117

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

					MasterCraft
			Additional		Boat
	Common Stock		Paid-in	Retained	Holdings,	Noncontrolling	Total
(Dollar amounts in thousands)	Shares	Amount	Capital	Earnings	Inc. Equity	Interest	Equity
Balance at June 30, 2022	18,061,437	$181	$96,584	$46,883	$143,648	$—	$143,648
Share-based compensation activity	123,468	1	2,452	—	2,453	—	2,453
Repurchase and retirement of common stock	(872,055)	(9)	(23,060)	—	(23,069)	—	(23,069)
Capital contribution from noncontrolling interest	—	—	—	—	—	120	120
Net income	—	—	—	68,937	68,937	—	68,937
Balance at June 30, 2023	17,312,850	173	75,976	115,820	191,969	120	192,089
Share-based compensation activity	197,202	2	281	—	283	—	283
Repurchase and retirement of common stock	(750,943)	(8)	(16,365)	—	(16,373)	—	(16,373)
Capital contribution from noncontrolling interest	—	—	—	—	—	80	80
Net income	—	—	—	7,800	7,800	—	7,800
Balance at June 30, 2024	16,759,109	167	59,892	123,620	183,679	200	183,879
Share-based compensation activity	179,649	2	2,249	—	2,251	—	2,251
Repurchase and retirement of common stock	(531,970)	(5)	(9,582)	—	(9,587)	—	(9,587)
Net income	—	—	—	7,043	7,043	—	7,043
Balance at June 30, 2025	16,406,788	$164	$52,559	$130,663	$183,386	$200	$183,586

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30
(Dollar amounts in thousands)	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,043	$7,800	$68,937
Loss from discontinued operations, net of tax	3,672	15,443	24,864
Income from continuing operations	10,715	23,243	93,801
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	9,579	8,375	8,396
Share-based compensation	2,915	2,602	3,462
Unrecognized tax benefits	518	1,199	992
Deferred income taxes	(330)	(6,156)	9,097
Changes in certain operating assets and liabilities
Accounts receivable	4,828	2,462	10,290
Inventories	6,568	6,067	3,266
Prepaid expenses and other current assets	1,634	1,284	(2,636)
Income taxes	2,064	(5,772)	672
Accounts payable	(2,017)	(7,594)	(4,065)
Accrued expenses and other current liabilities	455	(12,208)	13,132
Other, net	1,293	(1,302)	223
Net cash provided by operating activities of continuing operations	38,222	12,200	136,630
Net cash (used in) provided by operating activities of discontinued operations	(2,629)	297	(2,434)
Net cash provided by operating activities	35,593	12,497	134,196

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(9,198)	(10,525)	(24,563)
Purchases of investments	(58,786)	(143,840)	(123,360)
Proceeds from investments	88,028	158,411	32,750
Other, net	—	5	—
Net cash provided by (used in) investing activities of continuing operations	20,044	4,051	(115,173)
Net cash provided by (used in) investing activities of discontinued operations	25,992	(5,836)	(6,261)
Net cash provided by (used in) investing activities	46,036	(1,785)	(121,434)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(49,500)	(4,500)	(3,000)
Borrowings on revolving credit facility	49,500	—	—
Principal payments on revolving credit facility	(49,500)	—	—
Repurchase and retirement of common stock	(9,767)	(16,257)	(22,949)
Other, net	(830)	(2,378)	(1,199)
Net cash used in financing activities of continuing operations	(60,097)	(23,135)	(27,148)
Net cash provided by (used in) financing activities of discontinued operations	—	—	—
Net cash used in financing activities	(60,097)	(23,135)	(27,148)
NET CHANGE IN CASH AND CASH EQUIVALENTS	21,532	(12,423)	(14,386)

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	7,394	19,817	34,203
CASH AND CASH EQUIVALENTS — END OF PERIOD	$28,926	$7,394	$19,817
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest, net of amounts capitalized	$746	$2,993	$2,425
Cash payments for income taxes	284	11,611	10,053
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Activity related to sales-type lease	—	3,898	—
Capital expenditures in accounts payable and accrued expenses	497	656	639

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, dollars in thousands, except per share data and per unit data)

1. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation — The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of MasterCraft Boat Holdings, Inc. (“Holdings”) and its wholly owned subsidiaries from the dates of their acquisitions. Holdings and its subsidiaries collectively are referred to herein as the “Company.” All intercompany accounts and transactions have been eliminated in consolidation.

Holdings has no independent operations and no material assets, other than its wholly owned equity interests in its subsidiaries, as of June 30, 2025 and 2024, and no material liabilities. As of June 30, 2025 and 2024, Holdings had no material contingencies, long-term obligations, or guarantees other than a guarantee of its subsidiaries’ long-term debt (see Note 9).

Discontinued Operations — On October 18, 2024, the Company completed the Aviara Transaction. The Company's sale of the business represents an exit from the luxury dayboat category, a strategic shift that has a significant effect on the Company’s operations and financial results, and as such, qualifies for reporting as discontinued operations. Further, on December 23, 2024, the Company completed the Aviara Facility Sale. In fiscal 2023, the Company sold its NauticStar business. The former Aviara and NauticStar businesses results, for the periods presented, are reflected in our consolidated statements of operations and consolidated statements of cash flows as discontinued operations. Additionally, the related assets and liabilities associated with the discontinued operations are classified as discontinued operations in our consolidated balance sheet for the prior period presented (see Note 3).

Unless otherwise indicated, the financial disclosures and related information provided herein relate to our continuing operations, which exclude our former Aviara and NauticStar segments, and we have recast prior period amounts to reflect discontinued operations.

Reclassifications — Certain historical amounts have been reclassified in these consolidated financial statements to conform to current presentation.

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

Accounts Receivable — Accounts receivable represents amounts billed to customers under credit terms customary in its industry. The Company normally does not charge interest on its accounts receivable. The Company carries its accounts receivable at face value, net of an allowance for doubtful accounts, which the Company records on a regular basis based upon known bad debt risks and past loss history, customer payment practices and economic conditions. Actual collection experience may differ from the current estimate of net receivables. A change to the allowance for doubtful accounts may be required if a future event or other change in circumstances results in a change in the estimate of the ultimate collectability of a specific account. Amounts recorded as bad debt expense, write-offs, and recoveries were not material for the years ended June 30, 2025, 2024, and 2023.

Cash and Cash Equivalents — The Company considers all highly-liquid investments with an original maturity of three months or less to be cash and cash equivalents. The Company's cash and cash equivalents include cash deposits and money market funds. The Company’s cash deposits may at times exceed federally insured amounts.

Short-Term Investments — The Company invests excess cash balances in short-term debt securities, such as investment-grade corporate bonds and U.S. treasury bills. We classify our investments in debt securities based on the facts and circumstances present at the time of purchase of the securities. We subsequently reassess the appropriateness of that classification at each reporting date. As of June 30, 2024, all of our investments in debt securities were classified as held-to-maturity and were due to mature within one year. During the second quarter of fiscal 2025, the Company sold certain investment securities prior to maturity to repay outstanding amounts under the revolving credit facility (see Note 9) and, as a result, reclassified its held-to-maturity securities to available-for-sale securities. (see Note 4). As of June 30, 2025, all of our investments in debt securities were classified as available-for-sale securities.

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

The Company is dependent on third-party equipment manufacturers, distributors, and dealers for certain parts and materials utilized in the manufacturing process. During the years ended June 30, 2025, 2024, and 2023, the Company purchased all engines for its MasterCraft performance sport boats under a supply agreement with a single vendor. Total purchases for all segments from this vendor were $24.6 million, $25.4 million, and $44.7 million for the years ended June 30, 2025, 2024, and 2023, respectively. During the years ended June 30, 2025, 2024, and 2023, the Company purchased a majority of the engines for its Crest boats, and all of the engines for its Balise boats under a supply agreement with a single vendor. Total purchases from this vendor were $6.0 million, $9.1 million, and $23.2 million for the years ended June 30, 2025, 2024, and 2023, respectively.

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

For the years ended June 30, 2025, 2024, and 2023, ranges of asset lives used for depreciation purposes are:

Buildings and improvements	7	-	40	years
Machinery and equipment	3	-	7	years
Furniture and fixtures	3	-	7	years

Goodwill and Other Intangible Assets — The Company does not amortize goodwill and other purchased intangible assets with indefinite lives, which are primarily related to trade names. The Company’s intangible assets with finite lives consist primarily of dealer networks and are carried at their estimated fair values at the time of acquisition, less accumulated amortization. Amortization is recognized on a straight-line basis over the estimated useful lives of the respective assets (see Note 7). Intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate long-lived assets described below. The Company has two reporting units, MasterCraft and Pontoon, which each relate to an operating segment as described in Note 14. As of June 30, 2025, all of the Company’s goodwill relates to the MasterCraft reporting unit and all of the Company’s other intangible assets relate to the MasterCraft and Pontoon reporting units.

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

As of June 30, 2025, only the MasterCraft reporting unit has a goodwill balance. The Company performed a qualitative assessment and concluded the fair value of the MasterCraft reporting unit is “more likely than not” greater than its carrying value.

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

The costs of amortizable intangible assets, including dealer networks, are recognized over their expected useful lives, approximately ten years for the dealer networks, using the straight-line method. The dealer network intangible asset within our MasterCraft reporting unit is fully amortized. The dealer network intangible asset within our Pontoon reporting unit that is subject to amortization is evaluated for impairment using a process similar to that used to evaluated long-lived assets as described below.

Intangible assets not subject to amortization, including trade names, are assessed for impairment at least annually, at June 30, and whenever events or changes in circumstances indicate that it is more likely than not that an asset may be impaired. As part of the annual test, the Company may perform a qualitative, rather than quantitative, assessment to determine whether each trade name intangible asset is “more likely than not” impaired. In performing this qualitative analysis, the Company considers various factors, including macroeconomic events, industry and market events and cost related events. If the “more likely than not” criteria is not met, the impairment test for indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset.

During the fiscal 2025 fourth quarter, the Company determined certain indicators of potential impairment existed for the Crest brand intangible assets, resulting in an undiscounted cash flows analysis for the Crest dealer network and a discounted cash flows analysis for the Crest trade name. The analysis concluded both the undiscounted cash flows and fair value exceeded their related carrying values, respectively, resulting in no impairment.

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

The Company recognized $6.9 million in long-lived asset impairment charges related to the Aviara reporting unit during the year ended June 30, 2024. These charges are included in the loss from discontinued operations (see Note 3).

In conjunction with the impairment assessment as discussed above, the Company determined certain indicators of potential impairment existed for the Crest brand asset group, resulting in an undiscounted cash flows analysis. The analysis concluded the undiscounted cash flows exceeded the carrying value of the asset group, resulting in no impairment.

Product Warranties — The Company offers warranties on the sale of certain products generally for periods of between one and ten years, and provides a limited lifetime warranty on certain parts, as noted in the warranty. These warranties require us or our dealers to repair or replace defective products during the warranty period at no cost to the consumer. We estimate the costs that may be incurred under our basic limited warranty and record as a liability the amount of such costs at the time the product revenue is recognized. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of the recorded warranty liabilities and adjust the amounts as actual claims are determined or as changes in the obligations become reasonably estimable. We also adjust our liability for specific warranty matters when they become known, and the exposure can be estimated. Future warranty claims may differ from our estimate of the warranty liability, which could lead to changes in the Company’s warranty liability in future periods.

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

Investment in Sales-Type Lease — The Company is a lessor in a sales-type lease arrangement consisting of land valued at $3.9 million. The underlying land was derecognized as property, plant and equipment and a sales-type lease was recognized as a net investment in a lease. The net investment balances are represented as lease receivable and unguaranteed residual asset amounts on the consolidated balance sheet within other current assets and other long-term assets. Interest earned on the net investment is recognized as interest income. The initial term of the lease is ten years and interest income and annual cash flows under the arrangement are not significant to any year during the term.

Research and Development — Research and development expenditures are expensed as incurred. Research and development expense for the years ended June 30, 2025, 2024, and 2023 was $6.5 million, $6.8 million, and $6.3 million, respectively, and is included in Operating expenses in the consolidated statements of operations.

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

Deferred Debt Issuance Costs — Certain costs incurred to obtain financing are capitalized and amortized over the term of the related debt using the effective interest method. For the years ended June 30, 2025, 2024, and 2023, the Company recorded related amortization expense of $0.5 million, $0.3 million, and $0.2 million, respectively.

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

Advertising — Advertising costs are expensed when the advertising first takes place. Advertising expense recognized during the years ended June 30, 2025, 2024, and 2023, was $4.4 million, $4.1 million, and $4.6 million, respectively, and is included in Selling and marketing expenses in the consolidated statements of operations.

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

Fair Value of Financial Instruments — The carrying amounts of the Company’s financial instruments, consisting of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and other liabilities, approximate their estimated fair values due to the relative short-term nature of the amounts. The carrying amount of debt approximates fair value due to variable interest rates at customary terms and rates the Company could obtain in current financing.

Earnings Per Common Share — Basic earnings per common share reflects reported earnings divided by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common share include the effect of dilutive stock options, restricted stock awards, and performance stock units unless inclusion would not be dilutive.

Postretirement Benefits — The Company has a defined contribution plan and makes contributions including matching and discretionary contributions which are based on various percentages of compensation, and in some instances are based on the amount of the employees' contributions to the plans. The expense related to the defined contribution plan was $1.3 million for the years ended June 30, 2025, and 2024, and $1.6 million for the year ended June 30, 2023.

New Accounting Pronouncements Issued And Adopted

Segment Reporting — Accounting Standard Update (“ASU”) No. 2023-07, Improvements to Reportable Segment Disclosures, requires incremental disclosures about an entity’s reportable segments but does not change the definition of a segment or the guidance for determining reportable segments. The new guidance requires disclosure of significant segment expenses that are (1) regularly provided to (or easily computed from information regularly provided to) the chief operating decision maker (“CODM”) and (2) included in the reported measure of segment profit or loss. The new standard also allows companies to disclose multiple measures of segment profit or loss if those measures are used to assess performance and allocate resources. This update is effective for fiscal years beginning after December 31, 2023. The Company adopted the guidance in ASU No. 2023-07 for the fiscal year ended June 30, 2025. (See Note 14).

New Accounting Pronouncements Issued But Not Yet Adopted

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

2. REVENUE RECOGNITION

The following tables present the Company’s net sales by major product category for each reportable segment.

	Year Ended June 30, 2025
	MasterCraft	Pontoon	Total
Major Product Categories:
Boats and trailers	$226,016	$41,020	$267,036
Parts	11,704	1,692	13,396
Other revenue	3,043	728	3,771
Total	$240,763	$43,440	$284,203

	Year Ended June 30, 2024
	MasterCraft	Pontoon	Total
Major Product Categories:
Boats and trailers	$245,963	$57,832	$303,795
Parts	13,567	1,242	14,809
Other revenue	3,206	541	3,747
Total	$262,736	$59,615	$322,351

	Year Ended June 30, 2023
	MasterCraft	Pontoon	Total
Major Product Categories:
Boats and trailers	$452,903	$139,654	$592,557
Parts	13,922	1,070	14,992
Other revenue	1,831	523	2,354
Total	$468,656	$141,247	$609,903

For fiscal 2025, the Company’s top ten dealers accounted for approximately 34% of our net sales and none of our dealers individually accounted for more than 10% of our total net sales. For fiscal 2024, the Company’s top ten dealers accounted for approximately 31% of our net sales and none of our dealers individually accounted for more than 10% of our total net sales. For fiscal 2023, the Company’s top ten dealers accounted for approximately 35% of our net sales and none of our dealers individually accounted for more than 10% of our total net sales.

On a consolidated basis, international sales accounted for 11.4%, 14.0%, and 10.8% of the Company’s net sales for the years ended June 30, 2025, 2024, and 2023, respectively. The Company had no significant concentrations of sales to individual or international dealers during the years ended June 30, 2025, 2024, and 2023.

Contract Liabilities

As of June 30, 2025, the Company had $3.8 million of contract liabilities associated with customer deposits and telematic services reported in Accrued expenses and other current liabilities and Other long-term liabilities on the consolidated balance sheet. The Company expects to recognize $2.0 million of this amount during the year ending June 30, 2026, and $1.8 million thereafter. As of June 30, 2024, total contract liabilities were $4.1 million. During the year ended June 30, 2025, $1.9 million of this amount was recognized as revenue.

See Note 1 for a description of the Company’s significant revenue recognition policies and Note 14 for a description of the Company’s segments.

3. DISCONTINUED OPERATIONS

On October 18, 2024, the Company completed the Aviara Transaction. As part of the Aviara Transaction, MarineMax, Inc. (“MarineMax”) paid for select branding and operational assets, including Aviara’s website, tooling, and inventory. MarineMax also assumed Aviara’s customer care, warranty liability and administration. The amounts paid to the Company by MarineMax for ownership of the Aviara brand were offset by MarineMax’s assumption of warranty liability and administration accruals. Further, on December 23, 2024, the Company completed the Aviara Facility Sale for proceeds, net of closing costs, of $26.1 million. The transactions resulted in a $6.2 million gain on discontinued operations related to the Aviara Facility Sale, partially offset by a $4.2 million loss related to the Aviara Transaction.

As discussed in Note 1, the Company has reported results of operations for the Aviara segment as discontinued operations in the consolidated statement of operations and the related assets and liabilities are classified as discontinued operations in our prior-period consolidated balance sheets.

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

The following table summarizes the results of discontinued operations for the following periods:

	Fiscal Year Ended
	June 30,	June 30,	June 30,
	2025	2024	2023
NET SALES	$9,024	$44,318	$59,909
COST OF SALES	12,954	48,982	61,423
GROSS LOSS	(3,930)	(4,664)	(1,514)
OPERATING EXPENSES:
Selling, general and administrative	2,529	6,734	8,346
Impairments	—	9,827	—
Total operating expenses	2,529	16,561	8,346
OPERATING LOSS	(6,459)	(21,225)	(9,860)
Gain (loss) on sale of discontinued operations	2,016	187	(22,487)
LOSS BEFORE INCOME TAX BENEFIT	(4,443)	(21,038)	(32,347)
INCOME TAX BENEFIT	771	5,595	7,483
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	$(3,672)	$(15,443)	$(24,864)

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

Fiscal 2024 Impairment Activity

Our Aviara segment experienced a material reduction in expected future orders near the end of the fourth quarter of fiscal 2024. This reduced outlook for future demand, and related cost inefficiencies of lower production levels, resulted in an impairment trigger related to the Aviara reporting unit.

Accordingly, we performed an undiscounted cash flow analysis for the asset group related to the Aviara reporting unit that considered projected cash flows from continuing to operate the assets through their remaining estimated useful lives, a potential sale, and a potential exit of the business other than through a sale and concluded that the carrying value of the asset group was not recoverable. The fair value of the fixed assets, which primarily are comprised of land, building, machinery and equipment, was estimated using fair value techniques, resulting in an impairment charge of $6.9 million against the asset group’s fixed assets.

Further, in analyzing future cash flows used in the impairment analysis, the Company identified excess inventory not expected to be used in future production. As a result, the Company recognized a $2.4 million write-off to reduce inventory amounts to their net realizable value.

As a result of our impairment analyses, we recorded total impairment charges of $9.8 million related to the Aviara reporting unit’s property, plant, equipment, inventory, and other assets.

4. SHORT-TERM INVESTMENTS

We invest a portion of our cash and cash equivalents in short-term investments, which primarily consist of investment grade corporate bonds and U.S. treasury bills. During the second quarter of fiscal 2025, the Company sold certain investment securities prior to maturity to repay outstanding amounts under the revolving credit facility (see Note 9) and, as a result, reclassified its held-to-maturity securities to available-for-sale securities. The Company determined the amortized cost of available-for-sale securities as of June 30, 2025 approximate their fair value because of the short-term nature of the investments.

The following tables summarize investments held by the Company as of:

	June 30, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
Fixed income securities:
Corporate bonds	$45,221	$18	$(7)	$45,232
U.S. treasury bills	5,297	—	(1)	5,296
Total available-for-sale securities	$50,518	$18	$(8)	$50,528

	June 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Held-to-maturity securities:
Fixed income securities:
Corporate bonds	$78,846	$2	$(82)	$78,766
Total held-to-maturity securities	$78,846	$2	$(82)	$78,766

5. INVENTORIES

Inventories consisted of the following:

	June 30,	June 30,
	2025	2024
Raw materials and supplies	$18,763	$26,326
Work in process	2,466	4,039
Finished goods	11,219	8,707
Obsolescence reserve	(1,979)	(2,100)
Total inventories	$30,469	$36,972

6. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, net consisted of the following:

	June 30,	June 30,
	2025	2024
Land and improvements	$4,985	$4,985
Buildings and improvements	35,608	34,040
Machinery and equipment	36,996	31,157
Furniture and fixtures	6,114	5,498
Construction in progress	11,904	10,295
Total property, plant, and equipment	95,607	85,975
Less accumulated depreciation	(42,031)	(33,661)
Property, plant, and equipment — net	53,576	$52,314

Depreciation expense for the years ended June 30, 2025, 2024, and 2023 was $7.8 million, $6.6 million, and $6.4 million, respectively.

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

Goodwill

As of June 30, 2025, our annual impairment test date, the Company performed a qualitative assessment and identified no events or circumstances that indicated that there existed a more likely than not probability of impairment of goodwill within our MasterCraft segment.

The following table presents the carrying amounts of goodwill as of June 30, 2025 and 2024 for each of the Company’s reportable segments.

	Gross Amount	Accumulated Impairment Losses	Total
MasterCraft	$28,493	$—	$28,493
Pontoon	36,238	(36,238)	—
Total	$64,731	$(36,238)	$28,493

Other Intangible Assets

The following table presents the carrying amount of Other intangible assets, net as of June 30, 2025 and 2024.

	June 30,			June 30,
	2025			2024
	Gross Amount	Accumulated Amortization / Impairment	Other intangible assets, net	Gross Amount	Accumulated Amortization / Impairment	Other intangible assets, net
Amortized intangible assets
Dealer networks	$19,500	$(13,650)	$5,850	$19,500	$(11,850)	$7,650
Software	245	(245)	—	245	(245)	—
	19,745	(13,895)	5,850	19,745	(12,095)	7,650

Unamortized intangible assets
Trade names	33,000	(7,000)	26,000	33,000	(7,000)	26,000
Total other intangible assets	$52,745	$(20,895)	$31,850	$52,745	$(19,095)	$33,650

As of June 30, 2025, our annual impairment test date, the Company performed a qualitative assessment on our indefinite-lived intangible assets and identified no events or circumstances that indicated that there existed a more likely than not probability of impairment of trade names within our MasterCraft and Pontoon segments. The carrying value of the indefinite-lived intangible assets associated with the MasterCraft and Pontoon segments was $16.0 million and $10.0 million, respectively, as of June 30, 2025 and 2024.

Additionally, the Company performed an interim impairment evaluation on our Crest brand indefinite and definite-lived intangible assets during the fiscal 2025 fourth quarter, as discussed in Note 1, and concluded both the fair value and undiscounted cash flows exceeded the related carrying values, respectively, resulting in no impairment.

Amortization expense related to Other intangible assets, net for each of the years ended June 30, 2025 and 2024, was $1.8 million, and for the year ended June 30, 2023, was $2.0 million.

The following table presents estimated future amortization expense for the next four fiscal years.

Fiscal years ending June 30,
2026	1,800
2027	1,800
2028	1,800
2029	450
Total	$5,850

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	June 30,	June 30,
	2025	2024
Warranty	$25,712	$25,486
Dealer incentives	14,727	16,059
Compensation and related accruals	5,787	4,673
Contract liabilities	1,968	2,034
Inventory repurchase contingent obligation	1,649	1,657
Self-insurance	1,200	1,216
Liabilities retained associated with discontinued operations	130	309
Other	4,009	3,634
Total accrued expenses and other current liabilities	$55,182	$55,068

Accrued warranty liability activity was as follows:

	June 30,	June 30,
	2025	2024
Balance at the beginning of the period	$25,486	$28,689
Provisions	6,429	6,649
Payments made	(8,614)	(13,470)
Changes for pre-existing warranties	2,411	3,618
Balance at the end of the period	$25,712	$25,486

9. LONG-TERM DEBT

Long-term debt outstanding was as follows:

June 30,
2024

Term loan	$49,500
Debt issuance costs on term loan	(239)
Total debt	49,261
Less current portion of long-term debt	4,500
Less current portion of debt issuance costs on term loan	(126)
Long-term debt, net of current portion	$44,887

There were no amounts of long-term debt outstanding as of June 30, 2025.

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

On September 27, 2024, the Company entered into the Fourth Amendment to obtain the necessary consents and waivers to the covenant restrictions related to the Aviara Transaction and the Aviara Facility Sale, as discussed in Note 3. In addition, the Fourth Amendment provided a waiver to the fixed charge ratio for certain periods. As a result of the fixed charge ratio waiver, the applicable margin on interest and the commitment fee for any unused portion of the Revolving Credit Facility for certain periods was fixed at the maximum allowable rate (“Fourth Amendment Interest Terms”). Further, the Company was previously permitted to make restricted payments, including share repurchases under the Company's share repurchase program, in an aggregate amount not to exceed $5.0 million through March 31, 2025 (see Note 13).

The Credit Agreement, as amended, bears interest, at the Company’s option, at either the prime rate plus an applicable margin ranging from 0.25% to 1.00% or at an adjusted term benchmark rate plus an applicable margin ranging from 1.25% to 2.00%, in each case based on the Company’s net leverage ratio, subject to the Fourth Amendment Interest Terms. The Company is also required to pay a commitment fee for any unused portion of the Revolving Credit Facility ranging from 0.15% to 0.30% based on the Company’s net leverage ratio, subject to the Fourth Amendment Interest Terms. Effective prior to the Company's entry into the Fourth Amendment and after the expiration of the Fourth Amendment Interest Terms, the applicable margin for loans accruing at the prime rate was 0.25% and the applicable margin for loans accruing interest at the benchmark rate was 1.25%. Following the Company’s entry into the Fourth Amendment and during the Company’s fiscal second and fiscal third quarters, in compliance with the Fourth Amendment Interest Terms, the applicable margin for loans accruing interest at the prime rate was 1.00% and the applicable margin for loans accruing interest at the benchmark rate was 2.00%.

As of June 30, 2025, the Company had no borrowings outstanding. As of June 30, 2024, the effective interest rate on borrowings outstanding was 6.69%.

The Credit Agreement will mature and all remaining amounts outstanding thereunder will be due and payable on June 28, 2026. As of June 30, 2025, the Company was in compliance with its financial covenants under the Credit Agreement.

Revolving Credit Facility

In conjunction with the Fourth Amendment, the Company drew $49.5 million on its Revolving Credit Facility. Drawn amounts were used to repay outstanding borrowings under the Term Loan. As of June 30, 2025, all amounts were repaid, and the Company had remaining availability of $100.0 million on the Revolving Credit Facility.

10. INCOME TAXES

The Company’s sources of earnings before income taxes are primarily derived in the U.S. Earnings in jurisdictions outside of the U.S. were not significant during each of the years ended June 30, 2025, 2024 and 2023.

For the years ended June 30, the components of the provision for income taxes for continuing operations are as follows:

	2025	2024	2023
Current income tax expense:
Federal	$3,827	$6,870	$25,363
State	1,182	1,860	5,786
Total current tax expense	$5,009	$8,730	$31,149
Deferred tax benefit:
Federal	$(1,923)	$(2,072)	$(2,867)
State	(266)	72	18
Total deferred tax benefit	(2,189)	(2,000)	(2,849)
Income tax expense	$2,820	$6,730	$28,300

The difference between the statutory and the effective federal tax rate related to continuing operations for the periods below is attributable to the following:

	2025	2024	2023
Statutory income tax rate	21.00%	21.00%	21.00%
State taxes (net of federal income tax benefit and valuation allowance)	2.41%	2.17%	2.18%
Uncertain tax positions	4.34%	3.26%	1.74%
Tax credits	(6.03%)	(3.10%)	(0.70%)
Return to provision true-ups and rate changes	(0.52%)	(1.15%)	—
Permanent differences	(0.35%)	0.49%	(0.88%)
Other	(0.02%)	(0.22%)	(0.16%)
Effective income tax rate	20.83%	22.45%	23.18%

As of June 30, 2025, and 2024, a summary of the significant components of the Company’s deferred tax assets and liabilities was as follows:

	2025	2024
Deferred tax assets:
Capitalized research costs	$8,499	$7,666
Warranty reserves	6,031	6,802
Accrued selling	2,210	2,755
Intangible asset basis difference	1,923	2,549
Unrecognized tax benefits	1,637	1,543
Accrued compensation	912	445
Net operating loss	1,003	1,081
Stock compensation	713	559
Other	1,972	2,628
Total deferred tax assets	24,900	26,028
Valuation allowance	—	(2)
Total deferred tax assets, net of the valuation allowance	24,900	26,026
Deferred tax liabilities:
Depreciation	(4,983)	(6,220)
Other	(1,003)	(1,222)
Total deferred tax liabilities	(5,986)	(7,442)
Net deferred tax assets	$18,914	$18,584

As of June 30, 2025, the Company has gross state net operating loss (NOL) carryforwards of $21.9 million. Of this amount, $0.3 million expire in varying years ranging from June 30, 2038 to June 30, 2039, while the remainder can be carried forward indefinitely.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding accrued amounts for interest and penalties, is as follows:

	2025	2024
Balance at July 1	$6,861	$6,232
Additions based on tax positions related to the current year	348	852
Additions for tax positions of prior years	—	27
Reductions for tax positions of prior years	(356)	(250)
Balance at June 30	$6,853	$6,861

Of this total, $5.9 million as of June 30, 2025 and 2024, represent the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The total amount of interest and penalties recorded in the consolidated statements of operations for the years ended June 30, 2025, 2024, and 2023, was an expense of $0.4 million, $0.5 million, and $0.2 million, respectively. The amounts accrued for interest and penalties at June 30, 2025 and 2024 were $2.2 million and $1.7 million, respectively, and are presented in unrecognized tax positions on the accompanying consolidated balance sheets.

In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of June 30, 2025, the Company has not made a current provision for U.S. or additional foreign withholding taxes on investments in foreign subsidiaries that are indefinitely reinvested. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances.

The Company and its subsidiaries are subject to U.S. federal income tax, as well as various other state income taxes and foreign income taxes. The federal income tax returns for the years ended June 30, 2022 through 2024 are subject to examination by the Internal Revenue Service. For state purposes, the statutes of limitation vary by jurisdiction. With few exceptions, the Company is no longer subject to examination by taxing authorities for years before June 30, 2022. The Company expects the total amount of unrecognized benefits to increase by approximately $0.1 million in the next twelve months. The Company records unrecognized tax benefits as liabilities and adjusts these liabilities when its judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.

Recent Tax Legislation

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law, introducing various tax provisions that may affect effective corporate income tax rates and related deferred tax positions. The Company is currently assessing the potential impact of the OBBBA on its consolidated financial statements. As the provisions of the OBBBA are scheduled to be enacted in the first quarter of fiscal year 2026, the Company will recognize the effects of any such changes in its income tax provision for the quarter ending September 30, 2025, in accordance with Accounting Standards Codification 740. No adjustments related to the OBBBA have been recorded as of June 30, 2025.

11. SHARE-BASED COMPENSATION

The Second Amended and Restated MasterCraft 2015 Incentive Award Plan (“Amended 2015 Plan”) provides for the grant of stock options, including incentive stock options, and nonqualified stock options (“NSOs”), restricted stock, dividend equivalents, stock payments, restricted stock units (“RSUs”), restricted stock awards (“RSAs”), deferred stock, deferred stock units, performance awards, stock appreciation rights, performance stock units (“PSUs”), and cash awards. As of June 30, 2025, there were 1,014,334 shares available for issuance under the Amended 2015 Plan.

The following table presents the components of share-based compensation expense within continuing operations by award type for the years ended June 30, 2025, 2024, and 2023.

	2025	2024	2023
Restricted stock awards	$2,915	$2,971	$2,150
Performance stock units	—	(369)	1,312
Share-based compensation expense	$2,915	$2,602	$3,462

The amount of compensation cost the Company recognizes over the requisite service period is based on the Company’s best estimate of the achievement of the performance conditions and can fluctuate over time.

The following table presents the income tax benefit (expense) related to share-based compensation expense within continuing operations recognized by award type for the years ended June 30, 2025, 2024, and 2023.

	2025	2024	2023
Restricted stock awards	$682	$688	$498
Performance stock units	—	(85)	304
Share-based compensation expense	$682	$603	$802

Restricted Stock

All RSAs granted to non-employee directors vest over the remainder of that fiscal year, and all RSAs and RSUs granted to employees vest over a period of between one to three years. Generally, non-vested RSAs and RSUs are forfeited if employment is terminated prior to vesting. RSAs and RSUs are granted at a per share fair value equal to the market value of the Company’s common stock on the grant date. The Company recognizes the cost of non-vested RSAs and RSUs ratably over the requisite service period.

The fair value of RSAs vested during the years ended June 30, 2025, 2024, and 2023 was $2.7 million, $2.9 million, and $3.2 million, respectively. A summary of RSA and RSU activity for these years is as follows:

	Number of Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value
Total Non-vested Restricted Stock Awards and Restricted Stock Units at June 30, 2022	106,408	$21.65
Granted	104,657	23.91
Vested	(112,789)	22.10
Forfeited	(6,369)	21.83
Total Non-vested Restricted Stock Awards and Restricted Stock Units at June 30, 2023	91,907	23.66
Granted	181,706	21.33
Vested	(146,650)	22.15
Forfeited	(22,591)	23.43
Total Non-vested Restricted Stock Awards and Restricted Stock Units at June 30, 2024	104,372	21.76
Granted	274,944	17.57
Vested	(149,437)	18.77
Forfeited	(38,398)	19.79
Total Non-vested Restricted Stock Awards and Restricted Stock Units at June 30, 2025	191,481	18.61

As of June 30, 2025, there was $3.3 million of total unrecognized compensation expense related to non-vested RSAs and RSUs. The Company expects this expense to be recognized over a weighted average period of 1.6 years.

Performance Stock Units

During the years ended June 30, 2025, 2024, and 2023, the Company granted performance shares to certain employees. The awards will be earned based on the Company’s achievement of certain performance criteria over a three-year performance period. The performance period for the awards commences on July 1 of the fiscal year in which they were granted and continues for a three-year period, ending on June 30 of the applicable year. The probability of achieving the performance criteria is assessed quarterly. Following the determination of the Company’s achievement with respect to the performance criteria, the amount of shares awarded will be subject to adjustment based on the application of a total shareholder return (“TSR”) modifier. The grant date fair value is determined based on both the assessment of the probability of the Company’s achieving the performance criteria and an estimate of the expected TSR modifier. The TSR modifier estimate is determined by using a Monte Carlo Simulation model, which considers the likelihood of all possible outcomes of long-term market performance. The amount of compensation cost the Company recognizes over the requisite service period is based on management’s best estimate of the achievement of the performance criteria.

PSUs awarded in fiscal 2025 have performance criteria set annually over the three-year performance period. This performance criteria is cumulative and is based upon the respective year’s performance compared to budget, which has not yet been established for years two and three. Therefore, the compensation expense for these awards will not begin until all the key terms and conditions of these awards are known, which will be year three of the performance period.

The fair value of PSUs vested during the years ended June 30, 2025, 2024, and 2023 was $1.0 million, $0.7 million, and $1.7 million, respectively. A summary of PSU activity for these years is as follows:

	Number of Performance Stock Units	Weighted Average Grant Date Fair Value
Total Non-vested Performance Stock Units at June 30, 2022	105,190	$25.30
Granted	76,567	26.08
Vested	(56,790)	22.38
Forfeited	(1,996)	26.15
Total Non-vested Performance Stock Units at June 30, 2023	122,971	27.12
Granted	86,555	21.62
Vested	(39,554)	28.71
Forfeited	(30,062)	24.84
Total Non-vested Performance Stock Units at June 30, 2024	139,910	23.62
Vested	(53,861)	26.11
Forfeited	(19,956)	23.48
Total Non-vested Performance Stock Units at June 30, 2025	66,093	21.63

As of June 30, 2025, there was no unrecognized compensation expense related to non-vested PSUs.

Nonqualified Stock Options

In July 2015, the Company granted 137,786 NSOs to certain employees. As of July 2019, all outstanding options were fully vested and exercisable. All outstanding options were exercised as of June 30, 2023.

12. COMMITMENTS AND CONTINGENCIES

Repurchase Obligations

Under certain conditions, the Company is obligated to repurchase new inventory repossessed from dealerships by financial institutions that provide credit to the Company’s dealers. See Note 1 for more information regarding the terms and accounting policies related to this obligation. The Company’s obligations under such floor plan agreements are subject to various calculations and caps based on amounts currently owed by dealers to these financial institutions and, based on such terms, totaled approximately $41.0 million and $42.0 million as of June 30, 2025 and June 30, 2024, respectively. We incurred no material impact from repurchase events during the years ended June 30, 2025, 2024, and 2023. The Company recorded a repurchase liability of $1.6 million and $1.7 million as of June 30, 2025 and 2024, respectively.

Purchase Commitments

The Company is engaged in an exclusive contract with a single vendor to provide engines for its MasterCraft performance sport boats. This contract makes this vendor the only supplier to MasterCraft for in-board engines and expires June 30, 2030. The Company is obligated to purchase a minimum number of engines for each model year under this contract. The Company could also be required to pay a penalty to this vendor in order to maintain exclusivity if annual purchases under the agreement fail to meet a certain volume threshold. We incurred no penalties related to purchase commitments during the years ended June 30, 2025, 2024, and 2023.

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

The lease-related balances as of June 30, 2025 and 2024, and activity and costs during the periods presented are not material.

Legal Proceedings

The Company is subject to various litigation, claims and proceedings, which have arisen in the ordinary course of business. The Company accrues for litigation, claims and proceedings when a liability is both probable and the amount can be reasonably estimated.

As of June 30, 2025 the Company’s accruals for litigation matters are not material. While these matters are subject to inherent uncertainties, management believes that current litigation, claims and proceedings, individually and in aggregate, and after considering expected insurance reimbursements, are not likely to have a material adverse impact on the Company’s financial position, results of operations or cash flows.

13. EARNINGS PER SHARE AND COMMON STOCK

The factors used in the earnings per share computation are as follows:

	2025	2024	2023
Income from continuing operations	$10,715	$23,243	$93,801
Loss from discontinued operations, net of tax	(3,672)	(15,443)	(24,864)
Net income	$7,043	$7,800	$68,937

Weighted average shares — basic	16,428,485	16,930,348	17,618,797
Dilutive effect of assumed exercises of stock options	—	—	5,270
Dilutive effect of assumed restricted share awards/units	97,288	107,957	141,050
Weighted average outstanding shares — diluted	16,525,773	17,038,305	17,765,117
Basic income (loss) per share
Continuing operations	$0.65	$1.37	$5.32
Discontinued operations	(0.22)	(0.91)	(1.41)
Net income	$0.43	$0.46	$3.91
Diluted income (loss) per share
Continuing operations	$0.65	$1.36	$5.28
Discontinued operations	(0.22)	(0.90)	(1.40)
Net income	$0.43	$0.46	$3.88

For the years ended June 30, 2025, 2024, and 2023, an immaterial number of shares were excluded from the computation of diluted earnings per share as the effect would have been anti-dilutive.

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

On July 24, 2023, the board of directors of the Company authorized a new share repurchase program under which the Company may repurchase up to $50 million of its outstanding shares of common stock. The new authorization became effective upon the completion of the Company’s existing $50 million share repurchase authorization. As of June 30, 2024, $25.9 million remained available under the new authorization.

During the fiscal years ended June 30, 2025, 2024 and 2023, the Company repurchased 531,970 shares, 750,943 shares and 872,055 shares of common stock for $9.5 million, $16.3 million and $22.9 million in cash, including related fees and expenses.

14. SEGMENT INFORMATION

Operating segments are identified as components of an enterprise about which discrete financial information is available for evaluation by the CODM in making decisions on how to allocate resources and assess performance. For the year ended June 30, 2025, the Company’s CODM regularly assessed the operating performance of the Company’s boat brands under two operating and reportable segments:

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

The Company’s CODM is the Chief Executive Officer. The CODM uses Adjusted EBITDA, a non-GAAP measure, in the annual budget and forecasting process. Subsequent to the process, the CODM considers forecast-to-actual variances to assess the performance of and allocate resources to the Company’s segments based on Adjusted EBITDA. Adjusted EBITDA excludes depreciation and amortization, share based compensation, senior leadership transition and organizational realignment costs, and business development consulting costs.

Selected financial information for the Company’s reportable segments was as follows:

	For the Year Ended June 30, 2025
	MasterCraft	Pontoon	Consolidated
Net sales	$240,763	$43,440	$284,203
Cost of sales	183,180	44,158	227,338
Operating expenses(1)	36,925	8,708	45,633
Adjustments:
Depreciation and amortization	5,888	3,691	9,579
Adjustment items(2)	3,225	349	3,574
Adjusted EBITDA	29,771	(5,386)	24,385
Less: Interest Expense			(1,169)
Add: Interest Income			3,472
Less: Depreciation and amortization			(9,579)
Less: Share-based compensation			(2,915)
Less: Senior leadership transition and organizational realignment costs			(659)
Income before taxes			13,535

Purchases of property, plant and equipment	7,219	1,979	9,198

	For the Year Ended June 30, 2024
	MasterCraft	Pontoon	Consolidated
Net sales	$262,736	$59,615	$322,351
Cost of sales	197,622	53,119	250,741
Operating expenses(1)	35,541	8,593	44,134
Adjustments:
Depreciation and amortization	5,109	3,266	8,375
Adjustment items(2)	4,180	130	4,310
Adjusted EBITDA	38,862	1,299	40,161
Less: Interest Expense			(3,292)
Add: Interest Income			5,789
Less: Depreciation and amortization			(8,375)
Less: Share-based compensation			(2,602)
Less: Senior leadership transition and organizational realignment costs			(1,708)
Income before taxes			29,973

Purchases of property, plant and equipment	7,912	2,613	10,525

	For the Year Ended June 30, 2023
	MasterCraft	Pontoon	Consolidated
Net sales	$468,656	$141,247	$609,903
Cost of sales	328,547	112,617	441,164
Operating expenses(1)	38,784	8,526	47,310
Adjustments:
Depreciation and amortization	5,555	2,841	8,396
Adjustment items(2)	3,412	362	3,774
Adjusted EBITDA	110,292	23,307	133,599
Less: Interest Expense			(2,679)
Add: Interest Income			3,351
Less: Depreciation and amortization			(8,396)
Less: Share-based compensation			(3,462)
Less: Business development consulting costs			(312)
Income before taxes			122,101

Purchases of property, plant and equipment	17,414	7,149	24,563
(1)
Operating expenses include selling and marketing expenses, general and administrative expenses, and amortization of other intangible assets.
(2)
Adjustment items include share-based compensation, senior leadership transition and organizational realignment costs, and business development consulting costs.

The following table presents total assets for the Company’s reportable segments as of June 30, 2025 and 2024.

	June 30, 2025	June 30, 2024
Assets:
MasterCraft	$213,942	$233,088
Pontoon	46,006	51,994
Assets associated with discontinued operations	—	32,902
Total assets	$259,948	$317,984

15. QUARTERLY FINANCIAL REPORTING (UNAUDITED)

The Company maintains its financial records on the basis of a fiscal year ending on June 30, with the fiscal quarters equaling thirteen weeks. The following tables set forth summary quarterly information for the years ended June 30, 2025 and 2024, and reflects the retrospective presentation of discontinued operations as discussed in Note 3. Due to the effects of rounding, the quarterly results presented may not sum to the fiscal year results presented.

	Fiscal Quarter Ended				Fiscal Year Ended
	June 30,	March 30,	December 29,	September 29,	June 30,
	2025	2025	2024	2024	2025
Net sales	$79,516	$75,960	$63,368	$65,359	$284,203
Gross profit	18,410	15,765	10,892	11,798	56,865
Operating income	5,928	4,114	186	1,004	11,232
Income from continuing operations	5,452	3,821	426	1,016	10,715
Income (loss) from discontinued operations	245	(78)	2,322	(6,161)	(3,672)
Net income (loss)	$5,697	$3,743	$2,748	$(5,145)	$7,043
Basic income (loss) per common share
Continuing operations	$0.33	$0.23	$0.03	$0.06	$0.65
Discontinued operations	0.02	—	0.14	(0.37)	(0.22)
Net income	$0.35	$0.23	$0.17	$(0.31)	$0.43
Diluted income (loss) per common share
Continuing operations	$0.33	$0.23	$0.03	$0.06	$0.65
Discontinued operations	0.02	—	0.14	(0.37)	(0.22)
Net income (loss)	$0.35	$0.23	$0.17	$(0.31)	$0.43
Weighted average shares used for computation of:
Basic earnings per common share	16,299,885	16,414,340	16,454,776	16,544,941	16,428,485
Diluted earnings per common share	16,440,388	16,540,345	16,543,502	16,544,941	16,525,773

	Fiscal Quarter Ended				Fiscal Year Ended
	June 30,	March 31,	December 31,	October 1,	June 30,
	2024	2024	2023	2023	2024
Net sales	$54,318	$83,977	$89,750	$94,305	$322,351
Gross profit	8,605	19,592	20,938	22,475	71,610
Operating income	(592)	6,752	10,763	10,553	27,476
Income from continuing operations	305	5,727	8,680	8,531	23,243
Loss from discontinued operations	(8,341)	(1,972)	(2,794)	(2,336)	(15,443)
Net income (loss)	$(8,036)	$3,755	$5,886	$6,195	$7,800
Basic income (loss) per common share
Continuing operations	$0.02	$0.34	$0.51	$0.50	$1.37
Discontinued operations	(0.50)	(0.12)	(0.16)	(0.14)	(0.91)
Net income	$(0.48)	$0.22	$0.35	$0.36	$0.46
Diluted income (loss) per common share
Continuing operations	$0.02	$0.34	$0.51	$0.50	$1.36
Discontinued operations	(0.50)	(0.12)	(0.17)	(0.14)	(0.90)
Net income (loss)	$(0.48)	$0.22	$0.34	$0.36	$0.46
Weighted average shares used for computation of:
Basic earnings per common share	16,710,544	16,844,440	17,010,116	17,156,283	16,930,348
Diluted earnings per common share	16,710,544	16,965,624	17,091,633	17,224,608	17,038,305