Form 10-Q
period 2025-09-28
MasterCraft Boat Holdings, Inc.
filed 2025-11-06
CIK 1638290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 28, 2025

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

As of October 31, 2025, there were 16,288,798 shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding.

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on assumptions that we have made considering our industry experience and our perceptions of historical trends, current conditions, expected future developments and other important factors we believe are appropriate under the circumstances. As you read and consider this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many important factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance anticipated in the forward-looking statements, including but not limited to the following: changes in interest rates, general economic conditions, changes in trade priorities, policies and regulations, including increases or changes in duties, current and potentially new tariffs or quotas and other similar measures, as well as the potential direct and indirect impact of reciprocal tariffs and other actions, demand for our products, persistent inflationary pressures, changes in consumer preferences, competition within our industry, our ability to maintain a reliable network of dealers, including those in new international locations, our ability to cooperate with our strategic partners, elevated inventories resulting in increased costs for dealers, our ability to manage our manufacturing levels and our fixed cost base, the successful introduction of our new products, geopolitical conflicts, financial institution disruptions and the other important factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, filed with the Securities and Exchange Commission (“SEC”) on August 27, 2025 (our “2025 Annual Report”). Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual operating and financial performance may vary in material respects from the performance projected in these forward-looking statements.

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

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	September 28,	September 29,
(Dollar amounts in thousands, except per share data)	2025	2024
NET SALES	$69,002	$65,359
COST OF SALES	53,606	53,561
GROSS PROFIT	15,396	11,798
OPERATING EXPENSES:
Selling and marketing	2,907	2,874
General and administrative	8,261	7,470
Amortization of other intangible assets	450	450
Total operating expenses	11,618	10,794
OPERATING INCOME	3,778	1,004
OTHER INCOME (EXPENSE):
Interest expense	(1)	(987)
Interest income	770	1,192
INCOME BEFORE INCOME TAX EXPENSE	4,547	1,209
INCOME TAX EXPENSE	891	193
INCOME FROM CONTINUING OPERATIONS	3,656	1,016
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX (Note 3)	(20)	(6,161)
NET INCOME (LOSS)	$3,636	$(5,145)

INCOME (LOSS) PER SHARE:
Basic
Continuing operations	$0.23	$0.06
Discontinued operations	(0.01)	(0.37)
Net income (loss)	$0.22	$(0.31)

Diluted
Continuing operations	$0.22	$0.06
Discontinued operations	—	(0.37)
Net income (loss)	$0.22	$(0.31)

WEIGHTED AVERAGE SHARES USED FOR COMPUTATION OF:
Basic earnings per share	16,177,634	16,544,941
Diluted earnings per share	16,255,397	16,544,941

Notes to Unaudited Condensed Consolidated Financial Statements form an integral part of the condensed consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 28,	June 30,
(Dollar amounts in thousands, except per share data)	2025	2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,760	$28,926
Short-term investments (Note 4)	35,567	50,518
Accounts receivable, net of allowance of $238 and $156, respectively	9,123	4,086
Income tax receivable	1,840	208
Inventories, net (Note 5)	33,437	30,469
Prepaid expenses and other current assets	8,943	7,006
Total current assets	120,670	121,213
Property, plant and equipment, net (Note 6)	55,088	53,576
Goodwill (Note 7)	28,493	28,493
Other intangible assets, net (Note 7)	31,400	31,850
Deferred income taxes	17,905	18,914
Other long-term assets	5,751	5,902
Total assets	$259,307	$259,948
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,189	$8,255
Income tax payable	1,773	1,773
Accrued expenses and other current liabilities (Note 8)	48,778	55,182
Total current liabilities	62,740	65,210
Unrecognized tax positions	8,916	9,067
Other long-term liabilities	1,923	2,085
Total liabilities	73,579	76,362
COMMITMENTS AND CONTINGENCIES (Note 9)
EQUITY:
Common stock, $.01 par value per share — authorized, 100,000,000 shares; issued and outstanding, 16,290,178 shares at September 28, 2025 and 16,406,788 shares at June 30, 2025	163	164
Additional paid-in capital	51,066	52,559
Retained earnings	134,299	130,663
MasterCraft Boat Holdings, Inc. equity	185,528	183,386
Noncontrolling interest	200	200
Total equity	185,728	183,586
Total liabilities and equity	$259,307	$259,948

Notes to Unaudited Condensed Consolidated Financial Statements form an integral part of the condensed consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Additional Paid-in	Retained	MasterCraft Boat Holdings, Inc.	Noncontrolling	Total
(Dollar amounts in thousands)	Shares	Amount	Capital	Earnings	Equity	Interest	Equity
Balance at June 30, 2025	16,406,788	$164	$52,559	$130,663	$183,386	$200	$183,586
Share-based compensation activity	(240)	—	866	—	866	—	866
Repurchase and retirement of common stock	(116,370)	(1)	(2,359)	—	(2,360)	—	(2,360)
Net income	—	—	—	3,636	3,636	—	3,636
Balance at September 28, 2025	16,290,178	$163	$51,066	$134,299	$185,528	$200	$185,728

					MasterCraft Boat
	Common Stock		Additional Paid-in	Retained	Holdings, Inc.	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Equity	Interest	Equity
Balance at June 30, 2024	16,759,109	$167	$59,892	$123,620	$183,679	$200	$183,879
Share-based compensation activity	240,912	3	421	—	424	—	424
Repurchase and retirement of common stock	(183,629)	(2)	(3,509)	—	(3,511)	—	(3,511)
Net loss	—	—	—	(5,145)	(5,145)	—	(5,145)
Balance at September 29, 2024	16,816,392	$168	$56,804	$118,475	$175,447	$200	$175,647

Notes to Unaudited Condensed Consolidated Financial Statements form an integral part of the condensed consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	September 28,	September 29,
(Dollar amounts in thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,636	$(5,145)
Loss from discontinued operations, net of tax	20	6,161
Income from continuing operations	3,656	1,016
Adjustments to reconcile income from continuing operations to net cash used in operating activities:
Depreciation and amortization	2,038	2,074
Share-based compensation	791	430
Unrecognized tax benefits	(151)	(159)
Deferred income taxes	1,009	(177)
Changes in certain operating assets and liabilities	(14,240)	(2,410)
Other, net	(150)	(1,276)
Net cash used in operating activities of continuing operations	(7,047)	(502)
Net cash provided by operating activities of discontinued operations	210	2,906
Net cash provided by (used in) operating activities	(6,837)	2,404

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,080)	(2,205)
Purchases of investments	(1,818)	—
Proceeds from investments	16,910	10,596
Net cash provided by investing activities of continuing operations	12,012	8,391
Net cash used in investing activities of discontinued operations	—	(78)
Net cash provided by investing activities	12,012	8,313

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	—	(49,500)
Borrowings on revolving credit facility	—	49,500
Repurchase and retirement of common stock	(2,340)	(3,729)
Other, net	(1)	(222)
Net cash used in financing activities of continuing operations	(2,341)	(3,951)
Net cash provided by (used in) financing activities of discontinued operations	—	—
Net cash used in financing activities	(2,341)	(3,951)
NET CHANGE IN CASH AND CASH EQUIVALENTS	2,834	6,766

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	28,926	7,394
CASH AND CASH EQUIVALENTS — END OF PERIOD	$31,760	$14,160
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest, net of amounts capitalized	$—	$738
Cash payments for income taxes	1,693	7
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures in accounts payable and accrued expenses	517	254

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

The accompanying unaudited condensed consolidated financial statements include the accounts of MasterCraft Boat Holdings, Inc. (“Holdings”) and its wholly owned subsidiaries. Holdings and its subsidiaries collectively are referred to herein as the “Company.” The unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements for the year ended June 30, 2025, and, in the opinion of management, reflect all adjustments considered necessary to present fairly the Company’s financial position as of September 28, 2025, its results of operations for the three months ended September 28, 2025 and September 29, 2024, its cash flows for the three months ended September 28, 2025 and September 29, 2024, and its statements of equity for the three months ended September 28, 2025 and September 29, 2024. All adjustments are of a normal, recurring nature. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the SEC for financial information have been condensed or omitted pursuant to such rules and regulations. The June 30, 2025 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP for complete financial statements. However, management believes that the disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in our 2025 Annual Report.

Due to the seasonality of the Company’s business, the interim results are not necessarily indicative of the results that may be expected for the remainder of the fiscal year.

There were no significant changes in, or changes to, the application of the Company’s significant or critical accounting policies or estimation procedures for the three months ended September 28, 2025, as compared with those described in the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2025.

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

2.
REVENUE RECOGNITION

The following tables present the Company's revenue by major product category for each reportable segment:

	Three Months Ended September 28, 2025
	MasterCraft	Pontoon	Total
Major Product Categories:
Boats and trailers	$53,280	$10,295	$63,575
Parts	3,964	373	4,337
Other revenue	901	189	1,090
Total	$58,145	$10,857	$69,002

	Three Months Ended September 29, 2024
	MasterCraft	Pontoon	Total
Major Product Categories:
Boats and trailers	$50,223	$9,192	$59,415
Parts	4,023	507	4,530
Other revenue	1,287	127	1,414
Total	$55,533	$9,826	$65,359

Contract Liabilities

As of June 30, 2025, the Company had $3.8 million of contract liabilities associated with customer deposits and telematic services. During the three months ended September 28, 2025, $0.7 million was recognized as revenue. As of September 28, 2025, total contract liabilities associated with customer deposits and telematic services of $3.8 million were reported in Accrued expenses and other current liabilities and Other long-term liabilities on the condensed consolidated balance sheet, and $1.7 million is expected to be recognized as revenue during the remainder of the year ending June 30, 2026.

3.
DISCONTINUED OPERATIONS

On October 18, 2024, the Company completed the sale of its Aviara brand of luxury dayboats and certain related assets (the “Aviara Transaction”). As part of the Aviara Transaction, MarineMax, Inc. (“MarineMax”) paid for select branding and operational assets, including Aviara’s website, tooling, and inventory. MarineMax also assumed Aviara’s customer care, warranty liability and administration. Further, on December 23, 2024, the Company completed the sale of its Aviara manufacturing facility in Merritt Island, Florida (the “Aviara Facility Sale”).

The following table summarizes the operating results of discontinued operations for the following periods:

	Three Months Ended
	September 28,	September 29,
	2025	2024
NET SALES	$4	$7,306
COST OF SALES	—	10,154
GROSS PROFIT (LOSS)	4	(2,848)
OPERATING EXPENSES:
Selling, general and administrative	24	1,488
Total operating expenses	24	1,488
OPERATING LOSS	(20)	(4,336)
Loss on sale of discontinued operations	—	(3,486)
LOSS BEFORE INCOME TAX BENEFIT	(20)	(7,822)
INCOME TAX BENEFIT	—	1,661
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	$(20)	$(6,161)

4.
SHORT-TERM INVESTMENTS

The amortized cost, unrealized gains and losses, and fair value of short-term investments at September 28, 2025 and June 30, 2025 are summarized in the following tables. The Company determined the amortized cost of available-for-sale securities as of September 28, 2025 and June 30, 2025 approximate their fair value because of the short-term nature of the investments.

	September 28, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
Fixed income securities:
Corporate bonds	$33,943	$30	$—	$33,973
U.S. treasury bills	1,624	—	—	1,624
Total available-for-sale securities	$35,567	$30	$—	$35,597

	June 30, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
Fixed income securities:
Corporate bonds	$45,221	$18	$(7)	$45,232
U.S. treasury bills	5,297	—	(1)	5,296
Total available-for-sale securities	$50,518	$18	$(8)	$50,528

5.
INVENTORIES

Inventories consisted of the following:

	September 28,	June 30,
	2025	2025
Raw materials and supplies	$20,735	$18,763
Work in process	4,397	2,466
Finished goods	10,462	11,219
Obsolescence reserve	(2,157)	(1,979)
Total inventories	$33,437	$30,469

6.
PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, net consisted of the following:

	September 28,	June 30,
	2025	2025
Land and improvements	$4,985	$4,985
Buildings and improvements	35,608	35,608
Machinery and equipment	39,576	36,996
Furniture and fixtures	6,114	6,114
Construction in progress	12,424	11,904
Total property, plant, and equipment	98,707	95,607
Less accumulated depreciation	(43,619)	(42,031)
Property, plant, and equipment — net	55,088	$53,576

7.
GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the carrying amounts of goodwill as of September 28, 2025 and June 30, 2025 for each of the Company's reportable segments.

	Gross Amount	Accumulated Impairment Losses	Total
MasterCraft	$28,493	$—	$28,493
Pontoon	36,238	(36,238)	—
Total	$64,731	$(36,238)	$28,493

The following table presents the carrying amounts of Other intangible assets, net:

	September 28,			June 30,
	2025			2025
	Gross Amount	Accumulated Amortization / Impairment	Other intangible assets, net	Gross Amount	Accumulated Amortization / Impairment	Other intangible assets, net
Amortized intangible assets
Dealer networks	$19,500	$(14,100)	$5,400	$19,500	$(13,650)	$5,850
Software	—	—	—	245	(245)	—
	19,500	(14,100)	5,400	19,745	(13,895)	5,850

Unamortized intangible assets
Trade names	33,000	(7,000)	26,000	33,000	(7,000)	26,000
Total other intangible assets	$52,500	$(21,100)	$31,400	$52,745	$(20,895)	$31,850

Amortization expense related to Other intangible assets, net for each of the three months ended September 28, 2025 and September 29, 2024, was $0.5 million. Estimated amortization expense for the fiscal year ending June 30, 2026 is $1.8 million.

8.
ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	September 28,	June 30,
	2025	2025
Warranty	$25,230	$25,712
Dealer incentives	11,810	14,727
Compensation and related accruals	2,367	5,787
Contract liabilities	2,150	1,968
Inventory repurchase contingent obligation	1,375	1,649
Self-insurance	1,218	1,200
Liabilities retained associated with discontinued operations	126	130
Other	4,502	4,009
Total accrued expenses and other current liabilities	$48,778	$55,182

Accrued warranty liability activity was as follows for the three months ended:

	September 28,	September 29,
	2025	2024
Balance at the beginning of the period	$25,712	$25,486
Provisions	1,516	1,469
Payments made	(2,063)	(2,821)
Changes for pre-existing warranties	65	948
Balance at the end of the period	$25,230	$25,082

9. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is subject to various litigation, claims and proceedings, which have arisen in the ordinary course of business. The Company accrues for litigation, claims and proceedings when a liability is both probable and the amount can be reasonably estimated.

The Company’s accrual for litigation matters is not material. While these matters are subject to inherent uncertainties, management believes that current litigation, claims and proceedings, individually and in aggregate, and after considering expected insurance reimbursements and other contract indemnifications, are not likely to have a material adverse impact on the Company’s financial position, results of operations or cash flows.

10.
LONG-TERM DEBT

In fiscal 2021, the Company entered into a credit agreement with a syndicate of certain financial institutions (the “Credit Agreement”) that provided the Company with a $160.0 million senior secured credit facility, consisting of a $60.0 million term loan (the “Term Loan”) and a $100.0 million revolving credit facility (the “Revolving Credit Facility”). The Credit Agreement is secured by a first priority security interest in substantially all of the Company's assets. In fiscal 2025, the Company executed the Fourth Amendment to the Credit Agreement (“Fourth Amendment”), under which the Term Loan was fully repaid and the Credit Agreement was amended and restated to provide only the Revolving Credit Facility.

The Credit Agreement, as amended, bears interest, at the Company’s option, at either the prime rate plus an applicable margin ranging from 0.25% to 1.00% or at an adjusted term benchmark rate plus an applicable margin ranging from 1.25% to 2.00%, in each case based on the Company’s net leverage ratio, subject to the terms of the Fourth Amendment. The Company is also required to pay a commitment fee for any unused portion of the Revolving Credit Facility ranging from 0.15% to 0.30% based on the Company’s net leverage ratio, subject to the terms of the Fourth Amendment. During the three months ended September 28, 2025, the applicable margin for loans accruing interest at the prime rate was 0.25% and the applicable margin for loans accruing interest at the benchmark rate was 1.25%.

There were no amounts of long-term debt outstanding as of September 28, 2025 and June 30, 2025. The Credit Agreement will mature and remaining amounts outstanding, if any, thereunder will be due and payable on June 28, 2026. As of September 28, 2025, the Company was in compliance with its financial covenants under the Credit Agreement.

Revolving Credit Facility

As of September 28, 2025 and June 30, 2025, there were no amounts outstanding, and the Company had remaining availability of $100.0 million on the Revolving Credit Facility.

11.
INCOME TAXES

The Company’s consolidated interim effective tax rate is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items. The differences between the Company’s effective tax rate and the statutory federal tax rate of 21.0% for the first three months of fiscal 2026 primarily relate to changes in uncertain tax positions and inclusion of the benefit of federal and state credits, partially offset by the state tax rate in the overall effective rate. During the three months ended September 28, 2025 and September 29, 2024, the Company’s effective tax rate was 19.6% and 16.0%, respectively. The Company’s effective tax rate for the three months ended September 28, 2025 is higher compared to the effective tax rate for the same prior year period, primarily due to decreased benefit of federal and state credits and changes in permanent differences that affect the relationship between taxable income and accounting income.

12.
SHARE-BASED COMPENSATION

The following table presents the components of share-based compensation expense by award type.

	Three Months Ended
	September 28,	September 29,
	2025	2024
Restricted stock	$791	$430
Share-based compensation expense	$791	$430

Restricted Stock

During the three months ended September 28, 2025, the Company granted 121,981 restricted stock units (“RSUs”) to the Company’s non-executive directors, officers and certain other key employees. Generally, the RSUs granted during the three months ended September 28, 2025, vest pro-rata over three years for officers and certain other key employees and over one year for non-executive directors. The Company determined the fair value of the RSUs awarded by using the close price of our common stock as of the date of grant. The weighted average grant date fair value of RSUs granted in the three months ended September 28, 2025, was $21.12 per share.

The following table summarizes the status of nonvested Restricted Stock Awards and RSUs as of September 28, 2025, and changes during the three months then ended.

		Average
	Nonvested	Grant-Date
	Restricted	Fair Value
	Stock	(per share)
Nonvested at June 30, 2025	191,481	$18.61
Granted	121,981	21.12
Vested	(3,385)	19.21
Forfeited	(4,828)	20.72
Nonvested at September 28, 2025	305,249	19.58

As of September 28, 2025, there was $4.9 million of total unrecognized compensation expense related to nonvested restricted stock. The Company expects this expense to be recognized over a weighted average period of 1.6 years.

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

PSUs of 96,751 and 70,819 awarded in fiscal 2025 and fiscal 2026, respectively, have performance criteria set annually over the three-year performance period. This performance criteria is cumulative and is based upon the respective year’s performance compared to budget, which has not yet been established for future performance periods. Therefore, the compensation expense for these awards will not begin until all the key terms and conditions of these awards are known, which will be year three of the performance period.

The following table summarizes the status of nonvested PSUs as of September 28, 2025, and changes during the three months then ended.

		Average
	Nonvested	Grant-Date
	Performance	Fair Value
	Stock Units	(per share)
Nonvested at June 30, 2025	66,093	$21.63
Forfeited	—	—
Nonvested at September 28, 2025	66,093	21.63

As of September 28, 2025, there was no unrecognized compensation expense related to nonvested PSUs.

13.
EARNINGS PER SHARE AND COMMON STOCK

The following table sets forth the computation of the Company’s net income (loss) per share:

	Three Months Ended
	September 28,	September 29,
	2025	2024
Income from continuing operations	$3,656	$1,016
Loss from discontinued operations, net of tax	(20)	(6,161)
Net income (loss)	$3,636	$(5,145)

Weighted average shares — basic	16,177,634	16,544,941
Dilutive effect of assumed restricted share awards/units	77,763	—
Weighted average outstanding shares — diluted	16,255,397	16,544,941
Basic income (loss) per share
Continuing operations	$0.23	$0.06
Discontinued operations	(0.01)	(0.37)
Net income (loss)	$0.22	$(0.31)
Diluted income (loss) per share
Continuing operations	$0.22	$0.06
Discontinued operations	—	(0.37)
Net income (loss)	$0.22	$(0.31)

For the three months ended September 29, 2024, an immaterial number of shares were excluded from the computation of diluted earnings per share as the effect would have been anti-dilutive.

Share Repurchase Program

On July 24, 2023, the Board of the Company authorized a share repurchase program under which the Company may repurchase up to $50.0 million of its outstanding shares of common stock. During the three months ended September 28, 2025 and September 29, 2024, the Company repurchased 116,370 shares and 183,629 shares of common stock for $2.3 million and $3.5 million, respectively, in cash, excluding related fees and expenses. As of September 28, 2025, $23.5 million remained available under the program.

14. SEGMENT INFORMATION

Reportable Segments

Operating segments are identified as components of an enterprise about which discrete financial information is available for evaluation by the CODM in making decisions on how to allocate resources and assess performance. For the three months ended September 28,

2025, the Company’s CODM regularly assessed the operating performance of the Company’s boat brands under two operating and reportable segments:

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

Selected financial information for the Company’s reportable segments was as follows:

	For the Three Months Ended
	September 28, 2025
	MasterCraft	Pontoon	Consolidated
Net sales	$58,145	$10,857	$69,002
Cost of sales	43,305	10,301	53,606
Operating expenses(1)	9,372	2,246	11,618
Adjustments:
Depreciation and amortization	1,129	909	2,038
Adjustment items(2)	806	83	889
Adjusted EBITDA	7,403	(698)	6,705
Less: Interest Expense			(1)
Add: Interest Income			770
Less: Depreciation and amortization			(2,038)
Less: Share-based compensation			(791)
Less: Senior leadership transition and organizational realignment costs			(98)
Income before taxes			4,547

Purchases of property, plant and equipment	2,493	587	3,080

	For the Three Months Ended
	September 29, 2024
	MasterCraft	Pontoon	Consolidated
Net sales	$55,533	$9,826	$65,359
Cost of sales	43,212	10,349	53,561
Operating expenses(1)	8,628	2,166	10,794
Adjustments:
Depreciation and amortization	1,189	885	2,074
Adjustment items(2)	690	74	764
Adjusted EBITDA	5,572	(1,730)	3,842
Less: Interest Expense			(987)
Add: Interest Income			1,192
Less: Depreciation and amortization			(2,074)
Less: Share-based compensation			(430)
Less: Senior leadership transition and organizational realignment costs			(334)
Income before taxes			1,209

Purchases of property, plant and equipment	1,453	752	2,205
(1)
Operating expenses include selling and marketing expenses, general and administrative expenses, and amortization of other intangible assets.
(2)
Adjustment items include share-based compensation and senior leadership transition and organizational realignment costs.

The following table presents total assets for the Company’s reportable segments.

	September 28, 2025	June 30, 2025
Assets:
MasterCraft	$211,623	$213,942
Pontoon	47,684	46,006
Total assets	$259,307	$259,948

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read together with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. In addition, the statements in this discussion and analysis regarding our expectations concerning the performance of our business, anticipated financial results, liquidity and the other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Cautionary Note Regarding Forward-Looking Statements” above and in “Risk Factors” set forth in our 2025 Annual Report. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

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

Overview

The Company’s results for all periods presented, as discussed in Management’s Discussion and Analysis, are presented on a continuing operations basis, which consists of our MasterCraft and Pontoon segments.

Results of Operations

Despite ongoing macroeconomic uncertainty and retail softness, the Company delivered increased net sales of $3.6 million and increased gross margin of 420 basis points, when compared with the same prior-year period. This increase was primarily driven by increased prices, higher unit volumes, and decreased dealer incentives, while maintaining effective cost controls.

Results of Continuing Operations

Consolidated Results

The table below presents our consolidated results of operations for the three months ended:

	Three Months Ended		2026 vs. 2025
	September 28,	September 29,		%
	2025	2024	Change	Change
(Dollar amounts in thousands)
Consolidated statements of operations:
NET SALES	$69,002	$65,359	$3,643	5.6%
COST OF SALES	53,606	53,561	45	0.1%
GROSS PROFIT	15,396	11,798	3,598	30.5%
OPERATING EXPENSES:
Selling and marketing	2,907	2,874	33	1.1%
General and administrative	8,261	7,470	791	10.6%
Amortization of other intangible assets	450	450	—	0.0%
Total operating expenses	11,618	10,794	824	7.6%
OPERATING INCOME	3,778	1,004	2,774	276.3%
OTHER INCOME (EXPENSE):
Interest expense	(1)	(987)	986	(99.9%)
Interest income	770	1,192	(422)	(35.4%)
INCOME BEFORE INCOME TAX EXPENSE	4,547	1,209	3,338	276.1%
INCOME TAX EXPENSE	891	193	698	361.7%
INCOME FROM CONTINUING OPERATIONS	$3,656	$1,016	$2,640	259.8%
Additional financial and other data:
Unit sales volume:
MasterCraft	377	374	3	0.8%
Pontoon	188	177	11	6.2%
Consolidated unit sales volume	565	551	14	2.5%
Net sales:
MasterCraft	$58,145	$55,533	$2,612	4.7%
Pontoon	10,857	9,826	1,031	10.5%
Consolidated net sales	$69,002	$65,359	$3,643	5.6%
Net sales per unit:
MasterCraft	$154	$148	$6	4.1%
Pontoon	58	56	2	3.6%
Consolidated net sales per unit	122	119	3	2.5%
Gross margin	22.3%	18.1%	420 bps

Net sales increased $3.6 million during the first quarter of fiscal 2026, when compared with the same prior-year period. The increase in net sales was driven by increased prices, higher unit volumes, favorable option sales, and decreased dealer incentives, partially offset by unfavorable model mix.

Gross margin percentage increased 420 basis points during the first quarter of fiscal 2026, when compared with the same prior-year period. Higher margins were primarily the result of increased net sales, as discussed above, combined with effective cost controls.

Operating expenses increased $0.8 million during the first quarter of fiscal 2026, when compared with the same prior-year period due to senior leadership transition costs and timing of commercial activities.

Segment Results

MasterCraft Segment

The following table sets forth MasterCraft segment results for the three months ended:

	Three Months Ended		2026 vs. 2025
	September 28,	September 29,		%
(Dollar amounts in thousands)	2025	2024	Change	Change
Net sales	$58,145	$55,533	$2,612	4.7%
Operating income	5,468	3,693	1,775	48.1%
Purchases of property, plant and equipment	2,493	1,453	1,040	71.6%

Unit sales volume	377	374	3	0.8%
Net sales per unit	$154	$148	$6	4.1%

Net sales increased $2.6 million during the first quarter of fiscal 2026, when compared with the same prior-year period. The increase was driven by increased prices, increased unit volumes, and decreased dealer incentives.

Operating income increased $1.8 million during first quarter of fiscal 2026, when compared with the same prior-year period. The change was primarily the result of increased net sales, partially offset by increased operating expenses, as discussed above.

Pontoon Segment

The following table sets forth Pontoon segment results for the three months ended:

	Three Months Ended		2026 vs. 2025
	September 28,	September 29,		%
(Dollar amounts in thousands)	2025	2024	Change	Change
Net sales	$10,857	$9,826	$1,031	10.5%
Operating loss	(1,690)	(2,689)	999	(37.2%)
Purchases of property, plant and equipment	587	752	(165)	(21.9%)

Unit sales volume	188	177	11	6.2%
Net sales per unit	$58	$56	$2	3.6%

Net sales increased $1.0 million during the first quarter of fiscal 2026, when compared to the same prior-year period, mainly due increased unit volumes and favorable option sales, partially offset by unfavorable model mix.

Operating loss for the first quarter of fiscal 2026 decreased $1.0 million, compared to the same prior-year period. The change was driven by increased net sales, as discussed above, and effective cost controls.

Non-GAAP Measures

EBITDA, Adjusted EBITDA, EBITDA margin, and Adjusted EBITDA margin

We define EBITDA as income from continuing operations, before interest, income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA further adjusted to eliminate certain non-cash charges or other items that we do not consider to be indicative of our core and/or ongoing operations. For the periods presented herein, the adjustments are for share-based compensation, and senior leadership transition and organizational realignment costs. We define EBITDA margin and Adjusted EBITDA margin as EBITDA and Adjusted EBITDA, respectively, each expressed as a percentage of Net sales.

Adjusted Net Income and Adjusted Net Income per share

We define Adjusted Net Income and Adjusted Net Income per share as income from continuing operations, adjusted to eliminate certain non-cash charges or other items that we do not consider to be indicative of our core and/or ongoing operations and reflecting income tax expense on adjusted net income before income taxes at our estimated annual effective tax rate. For the periods presented herein, these adjustments include other intangible asset amortization, share-based compensation, and senior leadership transition and organizational realignment costs.

Free Cash Flow

We define Free Cash Flow from continuing operations as net cash flows from operating activities less purchases of property, plant, and equipment.

EBITDA, Adjusted EBITDA, EBITDA margin, Adjusted EBITDA margin, Adjusted Net Income, Adjusted Net Income per share, and Free Cash Flow, which we refer to collectively as the Non-GAAP Measures, are not measures of net income, operating income, or net operating cash flows as determined under accounting principles generally accepted in the United States, or U.S. GAAP. The Non-GAAP Measures are not measures of performance in accordance with U.S. GAAP and should not be considered as an alternative to net income, net income per share, or net operating cash flows determined in accordance with U.S. GAAP. Additionally, Adjusted EBITDA is not intended to be a measure of cash flow. We believe that the inclusion of the Non-GAAP Measures is appropriate to provide additional information to investors because securities analysts and investors use the Non-GAAP Measures to assess our operating performance across periods on a consistent basis and to evaluate the relative risk of an investment in our securities. We use Adjusted Net Income and Adjusted Net Income per share to facilitate a comparison of our operating performance on a consistent basis from period to period that, when viewed in combination with our results prepared in accordance with U.S. GAAP, provides a more complete understanding of factors and trends affecting our business than does U.S. GAAP measures alone. We believe Adjusted Net Income and Adjusted Net Income per share assists our Board, management, investors, and other users of the financial statements in comparing our net income on a consistent basis from period to period because it removes certain non-cash items and other items that we do not consider to be indicative of our core and/or ongoing operations and reflecting income tax expense on adjusted net income before income taxes at our estimated annual effective tax rate. The Non-GAAP Measures have limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

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

The following table presents a reconciliation of income from continuing operations as determined in accordance with U.S. GAAP to EBITDA, and Adjusted EBITDA, and income from continuing operations margin (expressed as a percentage of net sales) to EBITDA margin and Adjusted EBITDA margin (each expressed as a percentage of net sales) for the periods indicated:

	Three Months Ended
	September 28,	% of Net	September 29,	% of Net
(Dollar amounts in thousands)	2025	sales	2024	sales
Income from continuing operations	$3,656	5.3%	$1,016	1.6%
Income tax expense	891		193
Interest expense	1		987
Interest income	(770)		(1,192)
Depreciation and amortization	2,038		2,074
EBITDA	5,816	8.4%	3,078	4.7%
Share-based compensation	791		430
Senior leadership transition and organizational realignment costs(a)	98		334
Adjusted EBITDA	$6,705	9.7%	$3,842	5.9%

The following table presents a reconciliation of income from continuing operations as determined in accordance with U.S. GAAP to Adjusted Net Income for the periods indicated:

	Three Months Ended
	September 28,	September 29,
(Dollar amounts in thousands, except per share data)	2025	2024
Income from continuing operations	$3,656	$1,016
Income tax expense	891	193
Amortization of acquisition intangibles	450	450
Share-based compensation	791	430
Senior leadership transition and organizational realignment costs(a)	98	334
Adjusted Net Income before income taxes	5,886	2,423
Adjusted income tax expense(b)	1,354	485
Adjusted Net Income	$4,532	$1,938

Adjusted Net Income per share:
Basic	$0.28	$0.12
Diluted	$0.28	$0.12
Weighted average shares used for the computation of(c):
Basic Adjusted Net Income per share	16,177,634	16,544,941
Diluted Adjusted Net Income per share	16,255,397	16,544,941

The following table presents the reconciliation of income from continuing operations per diluted share to Adjusted Net Income per diluted share for the periods indicated:

	Three Months Ended
	September 28,	September 29,
	2025	2024
Income from continuing operations per diluted share	$0.22	$0.06
Impact of adjustments:
Income tax expense	0.05	0.01
Amortization of acquisition intangibles	0.03	0.03
Share-based compensation	0.05	0.03
Senior leadership transition and organizational realignment costs(a)	0.01	0.02
Adjusted Net Income per diluted share before income taxes	0.36	0.15
Impact of adjusted income tax expense on net income per diluted share before income taxes(b)	(0.08)	(0.03)
Adjusted Net Income per diluted share	0.28	$0.12

The following table presents a reconciliation of net cash flows by operating activities of continuing operations as determined in accordance with U.S. GAAP to Free Cash Flow for the periods presented:

	Three Months Ended
	September 28,	September 29,
	2025	2024

Net cash used in operating activities of continuing operations	$(7,047)	$(502)
Less:
Purchases of property, plant and equipment	(3,080)	(2,205)
Free cash flow	$(10,127)	$(2,707)
(a)
Represents amounts paid for legal fees and recruiting costs associated with the CEO and CFO transitions, as well as non-recurring severance costs incurred as part of the Company’s strategic organizational realignment undertaken in connection with the transitions.
(b)
For fiscal 2026 and 2025, income tax expense reflects an income tax rate of 23.0% and 20.0%, respectively.
(c)
Represents the Weighted Average Shares used for the computation of Basic and Diluted earnings (loss) per share as presented on the Consolidated Statements of Operations to calculate Adjusted Net Income per basic and diluted share for all periods presented herein.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance working capital, fund capital expenditures, service debt, fund potential acquisitions, and fund our share repurchase program. Our principal sources of liquidity are our cash balance, short-term investments, cash generated from operating activities, our revolving credit agreement and the refinancing and/or new issuance of long-term debt. We believe our cash balance, short-term investments, cash from operations, and our ability to borrow will be sufficient to provide for our liquidity and capital resource needs.

Cash and cash equivalents totaled $31.8 million as of September 28, 2025, an increase of $2.9 million from $28.9 million as of June 30, 2025. Available-for-sale securities totaled $35.6 million as of September 28, 2025, a decrease of $14.9 million from $50.5 million as of June 30, 2025. As of September 28, 2025, and June 30, 2025, we had no long-term debt outstanding and $100.0 million available borrowing capacity under the Revolving Credit Facility.

On July 24, 2023, the Board of the Company authorized a share repurchase program under which the Company may repurchase up to $50 million of its outstanding shares of common stock. During the three months ended September 28, 2025, the Company repurchased 116,370 shares of common stock for $2.3 million in cash, excluding related fees and expenses.

The following table and discussion below relate to our cash flows from continuing operations from operating, investing, and financing activities:

	Three Months Ended
	September 28,	September 29,
(Dollar amounts in thousands)	2025	2024
Total cash provided by (used in):
Operating activities	$(7,047)	$(502)
Investing activities	12,012	8,391
Financing activities	(2,341)	(3,951)
Net change in cash and cash equivalents from continuing operations	$2,624	$3,938

Three Months Ended September 28, 2025 Cash Flows from Continuing Operations

Net cash used in operating activities for the three months ended September 28, 2025 was $7.0 million, primarily due to working capital usage, partially offset by net income. Working capital is defined as accounts receivable, income tax receivable, inventories, and prepaid expenses and other current assets net of accounts payable, income tax payable, and accrued expenses and other current liabilities as presented in the condensed consolidated balance sheets. Working capital usage primarily consisted of a decrease in accrued expenses and other current liabilities, an increase in accounts receivable, inventories, and prepaid expenses and other current assets, partially offset by an increase in accounts payable. Accrued expenses and other current liabilities decreased due to payment of dealer incentives and variable compensation. Accounts receivable increased due to timing of sales and collections at the end of the period compared to the end of the prior-year period. Inventories increased due to timing of raw material purchases and production at the end of the period compared to the end of the prior-year period. Prepaid expenses and other current assets increased due to increased payments for future expenses. Accounts payable increased due to timing of purchases at the end of the period compared to the prior-year period.

Net cash provided by investing activities was $12.0 million, which included $15.1 million of net proceeds in available-for-sale securities, partially offset by $3.1 million in capital expenditures. Our capital spending was primarily focused on tooling, information technology, and machinery and equipment.

Net cash used in financing activities was $2.3 million, primarily due to share repurchases totaling $2.3 million, excluding related fees and expenses.

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

Net cash provided by investing activities was $8.4 million, which included $10.6 million of proceeds in short-term investments, partially offset by $2.2 million in capital expenditures. Our capital spending was primarily focused on information technology, machinery and equipment, and tooling.

Net cash used in financing activities was $4.0 million, which included share repurchases totaling $3.5 million and $49.5 million used to repay outstanding borrowings of the Term Loan, which was offset by $49.5 million of borrowings under the Revolving Credit Facility.

Off Balance Sheet Arrangements

The Company did not have any off balance sheet financing arrangements as of September 28, 2025.

Critical Accounting Estimates

As of September 28, 2025, there were no significant changes in or changes to the application of our critical accounting policies or estimation procedures from those presented in our 2025 Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Refer to our 2025 Annual Report for discussion of the Company’s market risk. There have been no material changes in market risk from those disclosed therein.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 28, 2025.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 28, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

For a discussion of the Company’s legal proceedings, see Part I – Item 1. – Note 9 – Commitments and Contingencies to the Company’s unaudited condensed consolidated financial statements.

ITEM 1A. RISK FACTORS.

During the three months ended September 28, 2025, there have been no material changes to the risk factors disclosed in “Part I, Item 1A. Risk Factors” in our 2025 Annual Report.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS.

Share Repurchase Program

On July 24, 2023, the Board of the Company authorized a share repurchase program under which the Company may repurchase up to $50.0 million of its outstanding shares of common stock. During the first three months of fiscal 2026, we repurchased approximately $2.3 million of our common stock, excluding related fees and expenses. As of September 28, 2025, the remaining authorization under the program was approximately $23.5 million.

During the three months ended September 28, 2025, the Company repurchased the following shares of common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(a)(b)	Total Number of Shares Purchased as part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan (dollars in thousands)
July 1, 2025 - July 27, 2025	36,729	$19.85	36,729	$25,143
July 28, 2025 - August 24, 2025	66,516	19.91	66,516	23,819
August 25, 2025 - September 28, 2025	13,125	21.68	13,125	23,534
Total	116,370		116,370

(a)
Represents weighted average price paid per share excluding commissions paid.
(b)
Average price per share excludes any excise tax imposed on certain stock repurchases as part of the Inflation Reduction Act of 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

During the three months ended September 28, 2025, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (each as defined in Item 408 of Regulation S-K).

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

MASTERCRAFT BOAT HOLDINGS, INC.
(Registrant)

Date:	November 6, 2025	By:	/s/ BRADLEY M. NELSON
Bradley M. Nelson
Chief Executive Officer (Principal Executive Officer) and Director

Date:	November 6, 2025	By:	/s/ W. SCOTT KENT
W. Scott Kent
Chief Financial Officer (Principal Financial and Accounting Officer),
Treasurer and Secretary