Form 10-Q
period 2025-12-28
MasterCraft Boat Holdings, Inc.
filed 2026-02-05
CIK 1638290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 28, 2025

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

As of January 30, 2026, there were 16,284,904 shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding.

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on assumptions that we have made considering our industry experience and our perceptions of historical trends, current conditions, expected future developments and other important factors we believe are appropriate under the circumstances. As you read and consider this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many important factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance anticipated in the forward-looking statements, including but not limited to the following: changes in interest rates, general economic conditions, changes in trade priorities, policies and regulations, including increases or changes in duties, current and potentially new tariffs or quotas and other similar measures, as well as the potential direct and indirect impact of reciprocal tariffs and other actions, demand for our products, persistent inflationary pressures, changes in consumer preferences, competition within our industry, our ability to maintain a reliable network of dealers, including those in new international locations, our ability to cooperate with our strategic partners, elevated inventories resulting in increased costs for dealers, our ability to manage our manufacturing levels and our fixed cost base, the successful introduction of our new products, geopolitical conflicts and other political developments, financial institution disruptions, our ability to consummate the pending combination with Marine Products Corporation (“Marine Products”) on the proposed terms or on the proposed timeline, or at all, including risks and uncertainties related to securing the necessary regulatory and stockholder approvals and the satisfaction of other closing conditions, the occurrence of any event, change or other circumstance that could give rise to the termination of the definitive agreement relating to the transaction with Marine Products, effects relating to the announcement of the pending combination with Marine Products, including on the market price of our common stock and our relationships with customers, employees, dealers and suppliers, and the risk of potential stockholder litigation associated with the pending combination with Marine Products, and the other important factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, filed with the Securities and Exchange Commission (“SEC”) on August 27, 2025 (our “2025 Annual Report”). Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual operating and financial performance may vary in material respects from the performance projected in these forward-looking statements.

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

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	December 28,	December 29,	December 28,	December 29,
(Dollar amounts in thousands, except per share data)	2025	2024	2025	2024
NET SALES	$71,759	$63,368	$140,761	$128,727
COST OF SALES	56,232	52,476	109,838	106,037
GROSS PROFIT	15,527	10,892	30,923	22,690
OPERATING EXPENSES:
Selling and marketing	3,382	2,824	6,289	5,698
General and administrative	8,976	7,432	17,237	14,902
Amortization of other intangible assets	450	450	900	900
Total operating expenses	12,808	10,706	24,426	21,500
OPERATING INCOME	2,719	186	6,497	1,190
OTHER INCOME (EXPENSE):
Interest expense	(87)	(182)	(88)	(1,169)
Interest income	727	697	1,497	1,889
INCOME BEFORE INCOME TAX EXPENSE	3,359	701	7,906	1,910
INCOME TAX EXPENSE	871	275	1,762	468
INCOME FROM CONTINUING OPERATIONS	2,488	426	6,144	1,442
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX (Note 3)	39	2,322	19	(3,839)
NET INCOME (LOSS)	$2,527	$2,748	$6,163	$(2,397)

INCOME (LOSS) PER SHARE:
Basic
Continuing operations	$0.15	$0.03	$0.38	$0.09
Discontinued operations	0.01	0.14	—	(0.24)
Net income (loss)	$0.16	$0.17	$0.38	$(0.15)

Diluted
Continuing operations	$0.15	$0.03	$0.38	$0.09
Discontinued operations	0.01	0.14	—	(0.24)
Net income (loss)	$0.16	$0.17	$0.38	$(0.15)

WEIGHTED AVERAGE SHARES USED FOR COMPUTATION OF:
Basic earnings per share	16,128,510	16,454,776	16,153,072	16,499,858
Diluted earnings per share	16,238,917	16,543,502	16,247,157	16,499,858

Notes to Unaudited Condensed Consolidated Financial Statements form an integral part of the condensed consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 28,	June 30,
(Dollar amounts in thousands, except per share data)	2025	2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$56,229	$28,926
Short-term investments (Note 4)	25,152	50,518
Accounts receivable, net of allowance of $225 and $156, respectively	3,964	4,086
Income tax receivable	1,866	208
Inventories, net (Note 5)	30,999	30,469
Prepaid expenses and other current assets	4,977	7,006
Total current assets	123,187	121,213
Property, plant and equipment, net (Note 6)	54,264	53,576
Goodwill (Note 7)	28,493	28,493
Other intangible assets, net (Note 7)	30,950	31,850
Deferred income taxes	17,204	18,914
Other long-term assets	5,580	5,902
Total assets	$259,678	$259,948
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,815	$8,255
Income tax payable	1,773	1,773
Accrued expenses and other current liabilities (Note 8)	51,025	55,182
Total current liabilities	59,613	65,210
Unrecognized tax positions	9,062	9,067
Other long-term liabilities	1,743	2,085
Total liabilities	70,418	76,362
COMMITMENTS AND CONTINGENCIES (Note 9)
EQUITY:
Common stock, $.01 par value per share — authorized, 100,000,000 shares; issued and outstanding, 16,288,284 shares at December 28, 2025 and 16,406,788 shares at June 30, 2025	163	164
Additional paid-in capital	52,071	52,559
Retained earnings	136,826	130,663
MasterCraft Boat Holdings, Inc. equity	189,060	183,386
Noncontrolling interest	200	200
Total equity	189,260	183,586
Total liabilities and equity	$259,678	$259,948

Notes to Unaudited Condensed Consolidated Financial Statements form an integral part of the condensed consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Additional Paid-in	Retained	MasterCraft Boat Holdings,	Noncontrolling
(Dollar amounts in thousands)	Shares	Amount	Capital	Earnings	Inc. Equity	Interest	Total
Balance at June 30, 2025	16,406,788	$164	$52,559	$130,663	$183,386	$200	$183,586
Share-based compensation activity	(240)	—	866	—	866	—	866
Repurchase and retirement of common stock	(116,370)	(1)	(2,359)	—	(2,360)	—	(2,360)
Net income	—	—	—	3,636	3,636	—	3,636
Balance at September 28, 2025	16,290,178	163	51,066	134,299	185,528	200	185,728
Share-based compensation activity	(1,894)	—	1,005	—	1,005	—	1,005
Net income	—	—		2,527	2,527	—	2,527
Balance at December 28, 2025	16,288,284	$163	$52,071	$136,826	$189,060	$200	$189,260

	Common Stock		Additional Paid-in	Retained	MasterCraft Boat Holdings,	Noncontrolling
	Shares	Amount	Capital	Earnings	Inc. Equity	Interest	Total
Balance at June 30, 2024	16,759,109	$167	$59,892	$123,620	$183,679	$200	$183,879
Share-based compensation activity	240,912	3	421	—	424	—	424
Repurchase and retirement of common stock	(183,629)	(2)	(3,509)	—	(3,511)	—	(3,511)
Net loss	—	—	—	(5,145)	(5,145)	—	(5,145)
Balance at September 29, 2024	16,816,392	168	56,804	118,475	175,447	200	175,647
Share-based compensation activity	(3,255)	(1)	868	—	867	—	867
Repurchase and retirement of common stock	(39,593)	—	(756)	—	(756)	—	(756)
Net income	—	—	—	2,748	2,748	—	2,748
Balance at December 29, 2024	16,773,544	$167	$56,916	$121,223	$178,306	$200	$178,506

Notes to Unaudited Condensed Consolidated Financial Statements form an integral part of the condensed consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	December 28,	December 29,
(Dollar amounts in thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,163	$(2,397)
(Income) loss from discontinued operations, net of tax	(19)	3,839
Income from continuing operations	6,144	1,442
Adjustments to reconcile income from continuing operations to net cash used in operating activities:
Depreciation and amortization	4,478	4,456
Share-based compensation	1,795	1,274
Unrecognized tax benefits	(5)	76
Deferred income taxes	1,710	1,319
Changes in certain operating assets and liabilities	(5,791)	4,331
Other, net	250	539
Net cash provided by operating activities of continuing operations	8,581	13,437
Net cash provided by (used in) operating activities of discontinued operations	171	(4,597)
Net cash provided by operating activities	8,752	8,840

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,708)	(4,594)
Purchases of investments	(1,818)	—
Proceeds from investments	27,403	50,885
Net cash provided by investing activities of continuing operations	20,877	46,291
Net cash provided by investing activities of discontinued operations	—	25,992
Net cash provided by investing activities	20,877	72,283

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	—	(49,500)
Borrowings on revolving credit facility	—	49,500
Principal payments on revolving credit facility	—	(49,500)
Repurchase and retirement of common stock	(2,325)	(4,478)
Other, net	(1)	(225)
Net cash used in financing activities of continuing operations	(2,326)	(54,203)
Net cash provided by (used in) financing activities of discontinued operations	—	—
Net cash used in financing activities	(2,326)	(54,203)
NET CHANGE IN CASH AND CASH EQUIVALENTS	27,303	26,920

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	28,926	7,394
CASH AND CASH EQUIVALENTS — END OF PERIOD	$56,229	$34,314
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest, net of amounts capitalized	$—	$843
Cash payments for income taxes	1,749	205
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures in accounts payable and accrued expenses	56	122

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

The accompanying unaudited condensed consolidated financial statements include the accounts of MasterCraft Boat Holdings, Inc. (“Holdings”) and its wholly owned subsidiaries. Holdings and its subsidiaries collectively are referred to herein as the “Company.” The unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements for the year ended June 30, 2025, and, in the opinion of management, reflect all adjustments considered necessary to present fairly the Company’s financial position as of December 28, 2025, its results of operations for the three and six months ended December 28, 2025 and December 29, 2024, its cash flows for the six months ended December 28, 2025 and December 29, 2024, and its statements of equity for the three and six months ended December 28, 2025 and December 29, 2024. All adjustments are of a normal, recurring nature. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the SEC for financial information have been condensed or omitted pursuant to such rules and regulations. The June 30, 2025 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP for complete financial statements. However, management believes that the disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in our 2025 Annual Report.

Due to the seasonality of the Company’s business, the interim results are not necessarily indicative of the results that may be expected for the remainder of the fiscal year.

There were no significant changes in, or changes to, the application of the Company’s significant or critical accounting policies or estimation procedures for the three and six months ended December 28, 2025, as compared with those described in the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2025.

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

2.
REVENUE RECOGNITION

The following tables present the Company's revenue by major product category for each reportable segment:

	Three Months Ended December 28, 2025
	MasterCraft	Pontoon	Total
Major Product Categories:
Boats and trailers	$59,471	$9,696	$69,167
Parts	1,694	176	1,870
Other revenue	573	149	722
Total	$61,738	$10,021	$71,759

	Six Months Ended December 28, 2025
	MasterCraft	Pontoon	Total
Major Product Categories:
Boats and trailers	$112,751	$19,991	$132,742
Parts	5,658	549	6,207
Other revenue	1,474	338	1,812
Total	$119,883	$20,878	$140,761

	Three Months Ended December 29, 2024
	MasterCraft	Pontoon	Total
Major Product Categories:
Boats and trailers	$52,537	$7,791	$60,328
Parts	2,007	332	2,339
Other revenue	553	148	701
Total	$55,097	$8,271	$63,368

	Six Months Ended December 29, 2024
	MasterCraft	Pontoon	Total
Major Product Categories:
Boats and trailers	$102,760	$16,983	$119,743
Parts	6,030	839	6,869
Other revenue	1,840	275	2,115
Total	$110,630	$18,097	$128,727

Contract Liabilities

As of June 30, 2025, the Company had $3.8 million of contract liabilities associated with customer deposits and telematic services. During the six months ended December 28, 2025, $1.2 million was recognized as revenue. As of December 28, 2025, total contract liabilities associated with customer deposits and telematic services of $3.6 million were reported in Accrued expenses and other current liabilities and Other long-term liabilities on the condensed consolidated balance sheet, and $1.2 million is expected to be recognized as revenue during the remainder of the year ending June 30, 2026.

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

The following table summarizes the operating results of discontinued operations for the following periods:

	Three Months Ended		Six Months Ended
	December 28,	December 29,	December 28,	December 29,
	2025	2024	2025	2024
NET SALES	$-	$(106)	$-	$7,200
COST OF SALES	—	1,133	(4)	11,286
GROSS PROFIT (LOSS)	—	(1,239)	4	(4,086)
OPERATING EXPENSES:
Selling, general and administrative	(39)	916	(15)	2,403
Total operating expenses	(39)	916	(15)	2,403
OPERATING INCOME (LOSS)	39	(2,155)	19	(6,489)
Gain on sale of discontinued operations	—	5,363	—	1,876
INCOME (LOSS) BEFORE INCOME TAX BENEFIT	39	3,208	19	(4,613)
INCOME TAX BENEFIT (EXPENSE)	—	(886)	—	774
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	$39	$2,322	$19	$(3,839)

4.
SHORT-TERM INVESTMENTS

The amortized cost, unrealized gains and losses, and fair value of short-term investments at December 28, 2025 and June 30, 2025 are summarized in the following tables. The Company determined the amortized cost of available-for-sale securities as of December 28, 2025 and June 30, 2025 approximate their fair value because of the short-term nature of the investments.

	December 28, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
Fixed income securities:
Corporate bonds	$24,197	$18	$—	$24,215
U.S. treasury bills	955	—	—	955
Total available-for-sale securities	$25,152	$18	$—	$25,170

	June 30, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
Fixed income securities:
Corporate bonds	$45,221	$18	$(7)	$45,232
U.S. treasury bills	5,297	—	(1)	5,296
Total available-for-sale securities	$50,518	$18	$(8)	$50,528

5.
INVENTORIES

Inventories consisted of the following:

	December 28,	June 30,
	2025	2025
Raw materials and supplies	$21,427	$18,763
Work in process	4,484	2,466
Finished goods	7,457	11,219
Obsolescence reserve	(2,369)	(1,979)
Total inventories	$30,999	$30,469

6.
PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, net consisted of the following:

	December 28,	June 30,
	2025	2025
Land and improvements	$4,985	$4,985
Buildings and improvements	35,637	35,608
Machinery and equipment	40,153	36,996
Furniture and fixtures	16,400	6,114
Construction in progress	2,696	11,904
Total property, plant, and equipment	99,871	95,607
Less accumulated depreciation	(45,607)	(42,031)
Property, plant, and equipment — net	54,264	$53,576

7.
GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the carrying amounts of goodwill as of December 28, 2025 and June 30, 2025 for each of the Company's reportable segments.

	Gross Amount	Accumulated Impairment Losses	Total
MasterCraft	$28,493	$—	$28,493
Pontoon	36,238	(36,238)	—
Total	$64,731	$(36,238)	$28,493

The following table presents the carrying amounts of Other intangible assets, net:

	December 28,			June 30,
	2025			2025
	Gross Amount	Accumulated Amortization / Impairment	Other intangible assets, net	Gross Amount	Accumulated Amortization / Impairment	Other intangible assets, net
Amortized intangible assets
Dealer networks	$19,500	$(14,550)	$4,950	$19,500	$(13,650)	$5,850
Software	—	—	—	245	(245)	—
	19,500	(14,550)	4,950	19,745	(13,895)	5,850

Unamortized intangible assets
Trade names	33,000	(7,000)	26,000	33,000	(7,000)	26,000
Total other intangible assets	$52,500	$(21,550)	$30,950	$52,745	$(20,895)	$31,850

Amortization expense related to Other intangible assets, net for each of the three and six months ended December 28, 2025 and December 29, 2024, was $0.5 million and $0.9 million, respectively. Estimated amortization expense for the fiscal year ending June 30, 2026 is $1.8 million.

8.
ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	December 28,	June 30,
	2025	2025
Warranty	$25,275	$25,712
Dealer incentives	13,813	14,727
Compensation and related accruals	3,035	5,787
Contract liabilities	2,072	1,968
Inventory repurchase contingent obligation	1,641	1,649
Self-insurance	1,261	1,200
Liabilities retained associated with discontinued operations	48	130
Other	3,880	4,009
Total accrued expenses and other current liabilities	$51,025	$55,182

Accrued warranty liability activity was as follows for the six months ended:

	December 28,	December 29,
	2025	2024
Balance at the beginning of the period	$25,712	$25,486
Provisions	3,163	2,970
Payments made	(3,665)	(4,681)
Changes for pre-existing warranties	65	1,377
Balance at the end of the period	$25,275	$25,152

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

The Credit Agreement, as amended, bears interest, at the Company’s option, at either the prime rate plus an applicable margin ranging from 0.25% to 1.00% or at an adjusted term benchmark rate plus an applicable margin ranging from 1.25% to 2.00%, in each case based on the Company’s net leverage ratio, subject to the terms of the Fourth Amendment. The Company is also required to pay a commitment fee for any unused portion of the Revolving Credit Facility ranging from 0.15% to 0.30% based on the Company’s net leverage ratio, subject to the terms of the Fourth Amendment. During the three and six months ended December 28, 2025, the applicable margin for loans accruing interest at the prime rate was 0.25% and the applicable margin for loans accruing interest at the benchmark rate was 1.25%.

There were no amounts of long-term debt outstanding as of December 28, 2025 and June 30, 2025. The Credit Agreement will mature and remaining amounts outstanding, if any, thereunder will be due and payable on June 28, 2026. As of December 28, 2025, the Company was in compliance with its financial covenants under the Credit Agreement.

Revolving Credit Facility

As of December 28, 2025 and June 30, 2025, there were no amounts outstanding, and the Company had remaining availability of $100.0 million on the Revolving Credit Facility.

On February 5, 2026, the Company executed the Fifth Amendment to the Credit Agreement. See Note 15 – Subsequent Events.

11.
INCOME TAXES

The Company’s consolidated interim effective tax rate is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items. The differences between the Company’s effective tax rate and the statutory federal tax rate of 21.0% for the first six months of fiscal 2026 primarily relate to the state tax rate in the overall effective rate, permanent differences that affect the relationship between taxable income and accounting income, partially offset by federal and state credits. During the three months ended December 28, 2025 and December 29, 2024, the Company’s effective tax rate was 25.9% and 39.2%, respectively. During the six months ended December 28, 2025 and December 29, 2024, the Company's effective tax rate was 22.3% and 24.5%, respectively. The Company’s effective tax rate for the three and six months ended December 28, 2025 is lower compared to the effective tax rate for the same prior year period, primarily due to changes in uncertain tax positions, partially offset by decreased benefit of federal and state credits and changes in permanent differences.

12.
SHARE-BASED COMPENSATION

The following table presents the components of share-based compensation expense by award type.

	Three Months Ended		Six Months Ended
	December 28,	December 29,	December 28,	December 29,
	2025	2024	2025	2024
Restricted stock	$1,005	$844	$1,795	$1,274
Share-based compensation expense	$1,005	$844	$1,795	$1,274

Restricted Stock

During the six months ended December 28, 2025, the Company granted 123,066 restricted stock units (“RSUs”) to the Company’s non-executive directors, officers and certain other key employees. Generally, RSUs vest pro-rata over three years for officers and certain other key employees and over one year for non-executive directors. The Company determined the fair value of the RSUs awarded by using the close price of our common stock as of the date of grant. The weighted average grant date fair value of RSUs granted in the six months ended December 28, 2025, was $21.11 per share.

The following table summarizes the status of nonvested Restricted Stock Awards and RSUs as of December 28, 2025, and changes during the six months then ended.

		Average
	Nonvested	Grant-Date
	Restricted	Fair Value
	Stock	(per share)
Nonvested at June 30, 2025	191,481	$18.61
Granted	123,066	21.11
Vested	(3,385)	19.21
Forfeited	(8,249)	20.09
Nonvested at December 28, 2025	302,913	19.58

As of December 28, 2025, there was $3.8 million of total unrecognized compensation expense related to nonvested restricted stock. The Company expects this expense to be recognized over a weighted average period of 1.5 years.

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

PSUs of 96,751 and 71,904 awarded in fiscal 2025 and fiscal 2026, respectively, have performance criteria set annually over the three-year performance period. This performance criteria is cumulative and is based upon the respective year’s performance compared to budget, which has not yet been established for future performance periods. Therefore, the compensation expense for these awards will not begin until all the key terms and conditions of these awards are known, which will be year three of the performance period.

The following table summarizes the status of nonvested PSUs as of December 28, 2025, and changes during the six months then ended.

		Average
	Nonvested	Grant-Date
	Performance	Fair Value
	Stock Units	(per share)
Nonvested at June 30, 2025	66,093	$21.63
Forfeited	(404)	21.61
Nonvested at December 28, 2025	65,689	21.63

As of December 28, 2025, there was no unrecognized compensation expense related to nonvested PSUs.

13.
EARNINGS PER SHARE AND COMMON STOCK

The following table sets forth the computation of the Company’s net income (loss) per share:

	Three Months Ended		Six Months Ended
	December 28,	December 29,	December 28,	December 29,
	2025	2024	2025	2024
Income from continuing operations	$2,488	$426	$6,144	$1,442
Income (loss) from discontinued operations, net of tax	39	2,322	19	(3,839)
Net income (loss)	$2,527	$2,748	$6,163	$(2,397)

Weighted average shares — basic	16,128,510	16,454,776	16,153,072	16,499,858
Dilutive effect of assumed restricted share awards/units	110,407	88,726	94,085	—
Weighted average outstanding shares — diluted	16,238,917	16,543,502	16,247,157	16,499,858
Basic income (loss) per share
Continuing operations	$0.15	$0.03	$0.38	$0.09
Discontinued operations	0.01	0.14	—	(0.24)
Net income (loss)	$0.16	$0.17	$0.38	$(0.15)
Diluted income (loss) per share
Continuing operations	$0.15	$0.03	$0.38	$0.09
Discontinued operations	0.01	0.14	—	(0.24)
Net income (loss)	$0.16	$0.17	$0.38	$(0.15)

For the three and six months ended December 29, 2024, an immaterial number of shares were excluded from the computation of diluted earnings per share as the effect would have been anti-dilutive.

Share Repurchase Program

On July 24, 2023, the Board of the Company authorized a share repurchase program under which the Company may repurchase up to $50.0 million of its outstanding shares of common stock. During the three months ended December 28, 2025, the Company did not repurchase any shares of its common stock. During the three months ended December 29, 2024, the Company repurchased 39,593 shares of common stock for $0.7 million, in cash, excluding related fees and expenses. During the six months ended December 28, 2025 and December 29, 2024, the Company repurchased 116,370 shares and 223,222 shares of common stock for $2.3 million and $4.2 million, respectively, in cash, excluding related fees and expenses. As of December 28, 2025, $23.5 million remained available under the program.

14. SEGMENT INFORMATION

Reportable Segments

Operating segments are identified as components of an enterprise about which discrete financial information is available for evaluation by the CODM in making decisions on how to allocate resources and assess performance. For the three and six months ended December 28, 2025, the Company’s CODM regularly assessed the operating performance of the Company’s boat brands under two operating and reportable segments:

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

Selected financial information for the Company’s reportable segments was as follows:

	For the Three Months Ended
	December 28, 2025
	MasterCraft	Pontoon	Consolidated
Net sales	$61,738	$10,021	$71,759
Cost of sales	46,182	10,050	56,232
Operating expenses(1)	10,467	2,341	12,808
Adjustments:
Depreciation and amortization	1,534	905	2,439
Adjustment items(2)	2,221	75	2,296
Adjusted EBITDA	8,844	(1,390)	7,454
Less: Interest Expense			(87)
Add: Interest Income			727
Less: Depreciation and amortization			(2,439)
Less: Share-based compensation			(1,005)
Less: Senior leadership transition and organizational realignment costs			(98)
Less: ERP implementation costs			(493)
Less: Business development and consulting costs			(700)
Income before taxes			3,359

Purchases of property, plant and equipment	1,469	159	1,628

	For the Six Months Ended
	December 28, 2025
	MasterCraft	Pontoon	Consolidated
Net sales	$119,883	$20,878	$140,761
Cost of sales	89,487	20,351	109,838
Operating expenses(1)	19,839	4,587	24,426
Adjustments:
Depreciation and amortization	2,663	1,815	4,478
Adjustment items(2)	3,294	158	3,452
Adjusted EBITDA	16,514	(2,087)	14,427
Less: Interest Expense			(88)
Add: Interest Income			1,497
Less: Depreciation and amortization			(4,478)
Less: Share-based compensation			(1,795)
Less: Senior leadership transition and organizational realignment costs			(196)
Less: ERP implementation costs			(493)
Less: Business development and consulting costs			(968)
Income before taxes			7,906

Purchases of property, plant and equipment	3,962	746	4,708

	For the Three Months Ended
	December 29, 2024
	MasterCraft	Pontoon	Consolidated
Net sales	$55,097	$8,271	$63,368
Cost of sales	43,545	8,931	52,476
Operating expenses(1)	8,173	2,533	10,706
Adjustments:
Depreciation and amortization	1,453	929	2,382
Adjustment items(2)	832	126	958
Adjusted EBITDA	5,664	(2,138)	3,526
Less: Interest Expense			(182)
Add: Interest Income			697
Less: Depreciation and amortization			(2,382)
Less: Share-based compensation			(844)
Less: Senior leadership transition and organizational realignment costs			(114)
Income before taxes			701

Purchases of property, plant and equipment	2,228	162	2,390

	For the Six Months Ended
	December 29, 2024
	MasterCraft	Pontoon	Consolidated
Net sales	$110,630	$18,097	$128,727
Cost of sales	86,757	19,280	106,037
Operating expenses(1)	16,801	4,699	21,500
Adjustments:
Depreciation and amortization	2,642	1,814	4,456
Adjustment items(2)	1,522	200	1,722
Adjusted EBITDA	11,236	(3,868)	7,368
Less: Interest Expense			(1,169)
Add: Interest Income			1,889
Less: Depreciation and amortization			(4,456)
Less: Share-based compensation			(1,274)
Less: Senior leadership transition and organizational realignment costs			(448)
Income before taxes			1,910

Purchases of property, plant and equipment	3,680	914	4,594
(1)
Operating expenses include selling and marketing expenses, general and administrative expenses, and amortization of other intangible assets.
(2)
Adjustment items include share-based compensation, senior leadership transition and organizational realignment costs, consulting costs related to the implementation of our new enterprise resource planning system (“ERP implementation costs”), and business development and consulting costs related to the transaction with Marine Products. See Note 15 – Subsequent Events.

The following table presents total assets for the Company’s reportable segments.

	December 28, 2025	June 30, 2025
Assets:
MasterCraft	$215,866	$213,942
Pontoon	43,812	46,006
Total assets	$259,678	$259,948

15. SUBSEQUENT EVENTS

On February 5, 2026, the Company announced that it had entered into a definitive agreement to acquire Marine Products in a cash and stock transaction (the “Marine Products Transaction”). The Marine Products Transaction is expected to close during the first half of calendar year 2026, subject to approval by both the Company's and Marine Products' shareholders and the satisfaction of other customary closing conditions.

The Company simultaneously entered into a Fifth Amendment to the Credit Agreement (“Fifth Amendment”). The Fifth Amendment, among other things, (i) adds Wells Fargo Bank, N.A., as a joint lead arranger, (ii) expressly permits the Marine Products Transaction, (iii) reduces the aggregate revolving commitments from $100.0 million to $75.0 million, (iv) extends the revolving maturity to February 5, 2031 and (v) increases the uncommitted accordion capacity to up to an additional $100.0 million, in each case subject to the terms set forth therein.

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

Subsequent Events

On February 5, 2026, the Company announced that it had entered into the Marine Products Transaction. The Marine Products Transaction is expected to close during the first half of calendar year 2026, subject to approval by both the Company's and Marine Products' shareholders and the satisfaction of other customary closing conditions.

The Company simultaneously executed the Fifth Amendment to the Credit Agreement. The Fifth Amendment reduces the aggregate revolving commitments from $100.0 million to $75.0 million and will mature, with all remaining amounts outstanding thereunder due and payable on February 5, 2031.

Results of Operations

Amid continuing macroeconomic challenges, the Company delivered increased net sales of $8.4 million and increased gross margin of 440 basis points for the second quarter of fiscal 2026, when compared with the same prior-year period. This increase was primarily driven by favorable model mix and option sales, higher unit volumes, and increased prices, while maintaining effective cost controls.

Results of Continuing Operations

Consolidated Results

The table below presents our consolidated results of operations for the three and six months ended:

	Three Months Ended		2026 vs. 2025		Six Months Ended		2026 vs. 2025
	December 28,	December 29,		%	December 28,	December 29,		%
	2025	2024	Change	Change	2025	2024	Change	Change
(Dollar amounts in thousands)
Consolidated statements of operations:
NET SALES	$71,759	$63,368	$8,391	13.2%	$140,761	$128,727	$12,034	9.3%
COST OF SALES	56,232	52,476	3,756	7.2%	109,838	106,037	3,801	3.6%
GROSS PROFIT	15,527	10,892	4,635	42.6%	30,923	22,690	8,233	36.3%
OPERATING EXPENSES:
Selling and marketing	3,382	2,824	558	19.8%	6,289	5,698	591	10.4%
General and administrative	8,976	7,432	1,544	20.8%	17,237	14,902	2,335	15.7%
Amortization of other intangible assets	450	450	—	0.0%	900	900	—	0.0%
Total operating expenses	12,808	10,706	2,102	19.6%	24,426	21,500	2,926	13.6%
OPERATING INCOME	2,719	186	2,533	1361.8%	6,497	1,190	5,307	446.0%
OTHER INCOME (EXPENSE):
Interest expense	(87)	(182)	95	(52.2%)	(88)	(1,169)	1,081	(92.5%)
Interest income	727	697	30	4.3%	1,497	1,889	(392)	(20.8%)
INCOME BEFORE INCOME TAX EXPENSE	3,359	701	2,658	379.2%	7,906	1,910	5,996	313.9%
INCOME TAX EXPENSE	871	275	596	216.7%	1,762	468	1,294	276.5%
INCOME FROM CONTINUING OPERATIONS	$2,488	$426	$2,062	484.0%	$6,144	$1,442	$4,702	326.1%
Additional financial and other data:
Unit sales volume:
MasterCraft	409	400	9	2.3%	786	774	12	1.6%
Pontoon	174	153	21	13.7%	362	330	32	9.7%
Consolidated unit sales volume	583	553	30	5.4%	1,148	1,104	44	4.0%
Net sales:
MasterCraft	$61,738	$55,097	$6,641	12.1%	$119,883	$110,630	$9,253	8.4%
Pontoon	10,021	8,271	1,750	21.2%	20,878	18,097	2,781	15.4%
Consolidated net sales	$71,759	$63,368	$8,391	13.2%	$140,761	$128,727	$12,034	9.3%
Net sales per unit:
MasterCraft	$151	$138	$13	9.4%	$153	$143	$10	7.0%
Pontoon	58	54	4	7.4%	58	55	3	5.5%
Consolidated net sales per unit	123	115	8	7.0%	123	117	6	5.1%
Gross margin	21.6%	17.2%	440 bps		22.0%	17.6%	440 bps

Net sales increased $8.4 million and $12.0 million during the second quarter and first half of fiscal 2026, respectively, when compared with the same prior year periods. The increase in net sales was driven by favorable model mix and option sales, higher unit volumes, and increased prices.

Gross margin percentage increased 440 basis points during both the second quarter and first half of fiscal 2026, when compared with the same prior year periods. Higher margins were primarily the result of increased net sales, as discussed above, combined with effective cost controls.

Operating expenses increased $2.1 million and $2.9 million during the second quarter and first half of fiscal 2026, respectively, when compared with the same prior year periods, due to ERP implementation costs, business development and consulting costs related to the Marine Products Transaction, and increased selling and marketing costs.

Segment Results

MasterCraft Segment

The following table sets forth MasterCraft segment results for the three and six months ended:

	Three Months Ended		2026 vs. 2025		Six Months Ended		2026 vs. 2025
	December 28,	December 29,		%	December 28,	December 29,		%
(Dollar amounts in thousands)	2025	2024	Change	Change	2025	2024	Change	Change
Net sales	$61,738	$55,097	$6,641	12.1%	$119,883	$110,630	$9,253	8.4%
Operating income	5,089	3,379	1,710	50.6%	10,557	7,072	3,485	49.3%
Purchases of property, plant and equipment	1,469	2,228	(759)	(34.1%)	3,962	3,680	282	7.7%

Unit sales volume	409	400	9	2.3%	786	774	12	1.6%
Net sales per unit	$151	$138	$13	9.4%	$153	$143	$10	7.0%

Net sales increased $6.6 million and $9.3 million during the second quarter and first half of fiscal 2026, respectively, when compared with the same prior year periods. The increase was driven by favorable model mix and option sales, higher unit volumes, and increased prices.

Operating income increased $1.7 million and $3.5 million during second quarter and first half of fiscal 2026, respectively, when compared with the same prior year periods. The change was primarily the result of increased net sales, partially offset by increased operating expenses, as discussed above.

Pontoon Segment

The following table sets forth Pontoon segment results for the three and six months ended:

	Three Months Ended		2026 vs. 2025		Six Months Ended		2026 vs. 2025
	December 28,	December 29,		%	December 28,	December 29,		%
(Dollar amounts in thousands)	2025	2024	Change	Change	2025	2024	Change	Change
Net sales	$10,021	$8,271	$1,750	21.2%	$20,878	$18,097	$2,781	15.4%
Operating loss	(2,370)	(3,193)	823	(25.8%)	(4,060)	(5,882)	1,822	(31.0%)
Purchases of property, plant and equipment	159	162	(3)	(1.9%)	746	914	(168)	(18.4%)

Unit sales volume	174	153	21	13.7%	362	330	32	9.7%
Net sales per unit	$58	$54	$4	7.4%	$58	$55	$3	5.5%

Net sales increased $1.8 million and $2.8 million during the second quarter and first half of fiscal 2026, respectively, when compared with the same prior year periods, primarily due to higher unit volumes and favorable option sales.

Operating loss for the second quarter and first half of fiscal 2026 decreased $0.8 million and $1.8 million, respectively, when compared with the same prior year periods. The change was driven by increased net sales, as discussed above, and effective cost controls.

Non-GAAP Measures

EBITDA, Adjusted EBITDA, EBITDA margin, and Adjusted EBITDA margin

We define EBITDA as income from continuing operations, before interest, income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA further adjusted to eliminate certain non-cash charges or other items that we do not consider to be indicative of our core and/or ongoing operations. For the periods presented herein, the adjustments are for share-based compensation, senior leadership transition and organizational realignment costs, ERP implementation costs, and business development and consulting costs. We define EBITDA margin and Adjusted EBITDA margin as EBITDA and Adjusted EBITDA, respectively, each expressed as a percentage of Net sales.

Adjusted Net Income and Adjusted Net Income per share

We define Adjusted Net Income and Adjusted Net Income per share as income from continuing operations, adjusted to eliminate certain non-cash charges or other items that we do not consider to be indicative of our core and/or ongoing operations and reflecting income tax expense on adjusted net income before income taxes at our estimated annual effective tax rate. For the periods presented herein, these adjustments include other intangible asset amortization, share-based compensation, senior leadership transition and organizational realignment costs, ERP implementation costs, and business development and consulting costs.

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

The following table presents a reconciliation of income from continuing operations as determined in accordance with U.S. GAAP to EBITDA, and Adjusted EBITDA, and income from continuing operations margin (expressed as a percentage of net sales) to EBITDA margin and Adjusted EBITDA margin (each expressed as a percentage of net sales) for the periods indicated:

	Three Months Ended				Six Months Ended
	December 28,	% of Net	December 29,	% of Net	December 28,	% of Net	December 29,	% of Net
(Dollar amounts in thousands)	2025	sales	2024	sales	2025	sales	2024	sales
Income from continuing operations	$2,488	3.5%	$426	0.7%	$6,144	4.4%	$1,442	1.1%
Income tax expense	871		275		1,762		468
Interest expense	87		182		88		1,169
Interest income	(727)		(697)		(1,497)		(1,889)
Depreciation and amortization	2,439		2,382		4,478		4,456
EBITDA	5,158	7.2%	2,568	4.1%	10,975	7.8%	5,646	4.4%
Share-based compensation	1,005		844		1,795		1,274
Senior leadership transition and organizational realignment costs(a)	98		114		196		448
ERP implementation costs(b)	493		—		493		—
Business development and consulting costs(c)	700		—		968		—
Adjusted EBITDA	$7,454	10.4%	$3,526	5.6%	$14,427	10.2%	$7,368	5.7%

The following table presents a reconciliation of income from continuing operations as determined in accordance with U.S. GAAP to Adjusted Net Income for the periods indicated:

	Three Months Ended		Six Months Ended
	December 28,	December 29,	December 28,	December 29,
(Dollar amounts in thousands, except per share data)	2025	2024	2025	2024
Income from continuing operations	$2,488	$426	$6,144	$1,442
Income tax expense	871	275	1,762	468
Amortization of acquisition intangibles	450	450	900	900
Share-based compensation	1,005	844	1,795	1,274
Senior leadership transition and organizational realignment costs(a)	98	114	196	448
ERP implementation costs(b)	493	—	493	—
Business development and consulting costs(c)	700	—	968	—
Adjusted Net Income before income taxes	6,105	2,109	12,258	4,532
Adjusted income tax expense(d)	1,404	422	2,819	906
Adjusted Net Income	$4,701	$1,687	$9,439	$3,626

Adjusted Net Income per share:
Basic	$0.29	$0.10	$0.58	$0.22
Diluted	$0.29	$0.10	$0.58	$0.22
Weighted average shares used for the computation of(e):
Basic Adjusted Net Income per share	16,128,510	16,454,776	16,153,072	16,499,858
Diluted Adjusted Net Income per share	16,238,917	16,543,502	16,247,157	16,499,858

The following table presents the reconciliation of income from continuing operations per diluted share to Adjusted Net Income per diluted share for the periods indicated:

	Three Months Ended		Six Months Ended
	December 28,	December 29,	December 28,	December 29,
	2025	2024	2025	2024
Income from continuing operations per diluted share	$0.15	$0.03	$0.38	$0.09
Impact of adjustments:
Income tax expense	0.05	0.02	0.11	0.03
Amortization of acquisition intangibles	0.03	0.03	0.06	0.06
Share-based compensation	0.06	0.05	0.11	0.08
Senior leadership transition and organizational realignment costs(a)	0.01	—	0.01	0.03
ERP implementation costs(b)	0.03	—	0.03	—
Business development and consulting costs(c)	0.04	—	0.06	—
Adjusted Net Income per diluted share before income taxes	0.37	0.13	0.76	0.29
Impact of adjusted income tax expense on net income per diluted share before income taxes(d)	(0.08)	(0.03)	(0.18)	(0.07)
Adjusted Net Income per diluted share	0.29	$0.10	$0.58	$0.22

The following table presents a reconciliation of net cash flows by operating activities of continuing operations as determined in accordance with U.S. GAAP to Free Cash Flow for the periods presented:

	Six Months Ended
	December 28,	December 29,
	2025	2024

Net cash used in operating activities of continuing operations	$8,581	$13,437
Less:
Purchases of property, plant and equipment	(4,708)	(4,594)
Free cash flow	$3,873	$8,843
(a)
Represents amounts paid for legal fees and recruiting costs associated with the CEO and CFO transitions, as well as non-recurring severance costs incurred as part of the Company’s strategic organizational realignment undertaken in connection with the transitions.
(b)
Represents consulting costs incurred in connection with the ERP system implementation.
(c)
Represents non-recurring third-party business development and consulting costs related to the Marine Products Transaction.
(d)
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

Cash and cash equivalents totaled $56.2 million as of December 28, 2025, an increase of $27.3 million from $28.9 million as of June 30, 2025. Short-term investments totaled $25.2 million as of December 28, 2025, a decrease of $25.3 million from $50.5 million as of June 30, 2025. As of December 28, 2025, and June 30, 2025, we had no long-term debt outstanding and $100.0 million available borrowing capacity under the Revolving Credit Facility.

On July 24, 2023, the Board of the Company authorized a share repurchase program under which the Company may repurchase up to $50 million of its outstanding shares of common stock. During the six months ended December 28, 2025, the Company repurchased 116,370 shares of common stock for $2.3 million in cash, excluding related fees and expenses.

The following table and discussion below relate to our cash flows from continuing operations from operating, investing, and financing activities:

	Six Months Ended
	December 28,	December 29,
(Dollar amounts in thousands)	2025	2024
Total cash provided by (used in):
Operating activities	$8,581	$13,437
Investing activities	20,877	46,291
Financing activities	(2,326)	(54,203)
Net change in cash and cash equivalents from continuing operations	$27,132	$5,525

Six Months Ended December 28, 2025 Cash Flows from Continuing Operations

Net cash provided by operating activities for the six months ended December 28, 2025 was $8.6 million, primarily due to net income, partially offset by working capital usage. Working capital is defined as accounts receivable, income tax receivable, inventories, and prepaid expenses and other current assets net of accounts payable, income tax payable, and accrued expenses and other current liabilities as presented in the condensed consolidated balance sheets. Working capital usage primarily consisted of a decrease in accrued expenses and other current liabilities and a decrease in accounts payable, partially offset by a decrease in prepaid expenses and other current assets. Accrued expenses and other current liabilities decreased due to timing of payments for dealer incentives and variable compensation. Accounts payable decreased due to timing of inventory related purchases at the end of the period compared to the prior-year period. Prepaid expenses and other current assets decreased due to amortization of insurance premiums.

Net cash provided by investing activities was $20.9 million, which included $25.6 million of net proceeds in available-for-sale securities, partially offset by $4.7 million in capital expenditures. Our capital spending was primarily focused on tooling, information technology, and machinery and equipment.

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

Off Balance Sheet Arrangements

The Company did not have any off balance sheet financing arrangements as of December 28, 2025.

Critical Accounting Estimates

As of December 28, 2025, there were no significant changes in or changes to the application of our critical accounting policies or estimation procedures from those presented in our 2025 Annual Report.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 28, 2025.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 28, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the three months ended December 28, 2025, we completed implementation of an enterprise resource planning (“ERP”) system at our MasterCraft segment, unifying ERP systems company wide, which did not result in significant changes in our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

For a discussion of the Company’s legal proceedings, see Part I – Item 1. – Note 9 – Commitments and Contingencies to the Company’s unaudited condensed consolidated financial statements.

ITEM 1A. RISK FACTORS.

During the six months ended December 28, 2025, there have been no material changes to the risk factors disclosed in “Part I, Item 1A. Risk Factors” in our 2025 Annual Report.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS.

Share Repurchase Program

On July 24, 2023, the Board of the Company authorized a share repurchase program under which the Company may repurchase up to $50.0 million of its outstanding shares of common stock. During the first six months of fiscal 2026, we repurchased approximately $2.3 million of our common stock, excluding related fees and expenses. As of December 28, 2025, the remaining authorization under the program was approximately $23.5 million.

During the three months ended December 28, 2025, the Company did not repurchase any shares of its common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

During the three months ended December 28, 2025, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (each as defined in Item 408 of Regulation S-K).

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

MASTERCRAFT BOAT HOLDINGS, INC.
(Registrant)

Date:	February 5, 2026	By:	/s/ BRADLEY M. NELSON
Bradley M. Nelson
Chief Executive Officer (Principal Executive Officer) and Director

Date:	February 5, 2026	By:	/s/ W. SCOTT KENT
W. Scott Kent
Chief Financial Officer (Principal Financial and Accounting Officer),
Treasurer and Secretary