Form 10-Q
period 2026-03-29
MasterCraft Boat Holdings, Inc.
filed 2026-05-07
CIK 1638290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 29, 2026

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

As of May 1, 2026, there were 16,279,890 shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding.

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on assumptions that we have made considering our industry experience and our perceptions of historical trends, current conditions, expected future developments and other important factors we believe are appropriate under the circumstances. As you read and consider this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many important factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance anticipated in the forward-looking statements, including but not limited to the following: changes in interest rates, general economic conditions, changes in trade priorities, policies and regulations, including increases or changes in duties, current and potentially new tariffs or quotas and other similar measures, as well as the potential direct and indirect impact of reciprocal tariffs and other actions and uncertainty with respect to potential recovery of tariffs paid that have been determined to be unlawful, demand for our products, persistent inflationary pressures, changes in consumer preferences, competition within our industry, our ability to maintain a reliable network of dealers, including new dealers in international locations, our ability to cooperate with our strategic partners, elevated inventories resulting in increased costs for dealers, our ability to manage our manufacturing levels and our fixed cost base, the successful introduction of our new products, geopolitical conflicts and other political developments, financial institution disruptions, our ability to consummate the pending combination with Marine Products Corporation (“Marine Products”) on the proposed terms or on the proposed timeline, or at all, including risks and uncertainties related to securing the necessary regulatory and stockholder approvals and the satisfaction of other closing conditions, the occurrence of any event, change or other circumstance that could give rise to the termination of the definitive agreement relating to the transaction with Marine Products, effects relating to the pending combination with Marine Products, including on the market price of our common stock and our relationships with customers, employees, dealers and suppliers, and the risk of potential stockholder litigation associated with the pending combination with Marine Products, and the other important factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, filed with the Securities and Exchange Commission (“SEC”) on August 27, 2025 (our “2025 Annual Report”). Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual operating and financial performance may vary in material respects from the performance projected in these forward-looking statements.

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

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	March 29,	March 30,	March 29,	March 30,
(Dollar amounts in thousands, except per share data)	2026	2025	2026	2025
NET SALES	$78,206	$75,960	$218,967	$204,687
COST OF SALES	58,664	60,195	168,502	166,232
GROSS PROFIT	19,542	15,765	50,465	38,455
OPERATING EXPENSES:
Selling and marketing	3,360	2,845	9,649	8,543
General and administrative	17,030	8,356	34,267	23,258
Amortization of other intangible assets	450	450	1,350	1,350
Total operating expenses	20,840	11,651	45,266	33,151
OPERATING INCOME (LOSS)	(1,298)	4,114	5,199	5,304
OTHER INCOME (EXPENSE):
Interest expense	(58)	—	(146)	(1,169)
Interest income	760	760	2,257	2,649
Loss on extinguishment of debt	(71)	—	(71)	—
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	(667)	4,874	7,239	6,784
INCOME TAX EXPENSE	49	1,053	1,811	1,521
INCOME (LOSS) FROM CONTINUING OPERATIONS	(716)	3,821	5,428	5,263
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX (Note 3)	(26)	(78)	(7)	(3,917)
NET INCOME (LOSS)	$(742)	$3,743	$5,421	$1,346

INCOME (LOSS) PER SHARE:
Basic
Continuing operations	$(0.04)	$0.23	$0.34	$0.32
Discontinued operations	(0.01)	—	—	(0.24)
Net income (loss)	$(0.05)	$0.23	$0.34	$0.08

Diluted
Continuing operations	$(0.04)	$0.23	$0.33	$0.32
Discontinued operations	(0.01)	—	—	(0.24)
Net income (loss)	$(0.05)	$0.23	$0.33	$0.08

WEIGHTED AVERAGE SHARES USED FOR COMPUTATION OF:
Basic earnings per share	16,136,132	16,414,340	16,147,425	16,471,352
Diluted earnings per share	16,136,132	16,540,345	16,263,844	16,554,235

Notes to Unaudited Condensed Consolidated Financial Statements form an integral part of the condensed consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 29,	June 30,
(Dollar amounts in thousands, except per share data)	2026	2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$75,403	$28,926
Short-term investments (Note 4)	9,220	50,518
Accounts receivable, net of allowance of $254 and $156, respectively	11,230	4,086
Income tax receivable	1,740	208
Inventories, net (Note 5)	34,769	30,469
Prepaid expenses and other current assets	9,484	7,006
Total current assets	141,846	121,213
Property, plant and equipment, net (Note 6)	53,517	53,576
Goodwill (Note 7)	28,493	28,493
Other intangible assets, net (Note 7)	30,500	31,850
Deferred income taxes	17,569	18,914
Other long-term assets	5,927	5,902
Total assets	$277,852	$259,948
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$21,895	$8,255
Income tax payable	1,773	1,773
Accrued expenses and other current liabilities (Note 8)	53,884	55,182
Total current liabilities	77,552	65,210
Unrecognized tax positions	9,346	9,067
Other long-term liabilities	1,702	2,085
Total liabilities	88,600	76,362
COMMITMENTS AND CONTINGENCIES (Note 9)
EQUITY:
Common stock, $.01 par value per share — authorized, 100,000,000 shares; issued and outstanding, 16,279,890 shares at March 29, 2026 and 16,406,788 shares at June 30, 2025	163	164
Additional paid-in capital	52,805	52,559
Retained earnings	136,084	130,663
MasterCraft Boat Holdings, Inc. equity	189,052	183,386
Noncontrolling interest	200	200
Total equity	189,252	183,586
Total liabilities and equity	$277,852	$259,948

Notes to Unaudited Condensed Consolidated Financial Statements form an integral part of the condensed consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

			Additional		MasterCraft Boat
	Common Stock		Paid-in	Retained	Holdings,	Noncontrolling
(Dollar amounts in thousands)	Shares	Amount	Capital	Earnings	Inc. Equity	Interest	Total
Balance at June 30, 2025	16,406,788	$164	$52,559	$130,663	$183,386	$200	$183,586
Share-based compensation activity	(240)	—	866	—	866	—	866
Repurchase and retirement of common stock	(116,370)	(1)	(2,359)	—	(2,360)	—	(2,360)
Net income	—	—	—	3,636	3,636	—	3,636
Balance at September 28, 2025	16,290,178	163	51,066	134,299	185,528	200	185,728
Share-based compensation activity	(1,894)	—	1,005	—	1,005	—	1,005
Net income	—	—	—	2,527	2,527	—	2,527
Balance at December 28, 2025	16,288,284	163	52,071	136,826	189,060	200	189,260
Share-based compensation activity	(8,394)	—	734	—	734	—	734
Net loss	—	—	—	(742)	(742)	—	(742)
Balance at March 29, 2026	16,279,890	$163	$52,805	$136,084	$189,052	$200	$189,252

			Additional		MasterCraft Boat
	Common Stock		Paid-in	Retained	Holdings,	Noncontrolling
	Shares	Amount	Capital	Earnings	Inc. Equity	Interest	Total
Balance at June 30, 2024	16,759,109	$167	$59,892	$123,620	$183,679	200	$183,879
Share-based compensation activity	240,912	3	421	—	424	—	424
Repurchase and retirement of common stock	(183,629)	(2)	(3,509)	—	(3,511)	—	(3,511)
Net loss	—	—	—	(5,145)	(5,145)	—	(5,145)
Balance at September 29, 2024	16,816,392	168	56,804	118,475	175,447	200	175,647
Share-based compensation activity	(3,255)	(1)	868	—	867	—	867
Repurchase and retirement of common stock	(39,593)	—	(756)	—	(756)	—	(756)
Net income	—	—	—	2,748	2,748	—	2,748
Balance at December 29, 2024	16,773,544	167	56,916	121,223	178,306	200	178,506
Share-based compensation activity	(20,644)	—	771	—	771	—	771
Repurchase and retirement of common stock	(41,088)	—	(753)	—	(753)	—	(753)
Net income	—	—	—	3,743	3,743	—	3,743
Balance at March 30, 2025	16,711,812	$167	$56,934	$124,966	$182,067	200	$182,267

Notes to Unaudited Condensed Consolidated Financial Statements form an integral part of the condensed consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	March 29,	March 30,
(Dollar amounts in thousands)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,421	$1,346
Loss from discontinued operations, net of tax	7	3,917
Income from continuing operations	5,428	5,263
Adjustments to reconcile income from continuing operations to net cash used in operating activities:
Depreciation and amortization	6,960	7,024
Share-based compensation	2,688	2,080
Unrecognized tax benefits	279	409
Deferred income taxes	1,345	682
Changes in certain operating assets and liabilities	(3,933)	1,009
Other, net	620	1,990
Net cash provided by operating activities of continuing operations	13,387	18,457
Net cash provided by (used in) operating activities of discontinued operations	153	(3,308)
Net cash provided by operating activities	13,540	15,149

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(5,746)	(6,606)
Purchases of investments	(1,818)	(33,997)
Proceeds from investments	43,387	75,563
Other, net	3	—
Net cash provided by investing activities of continuing operations	35,826	34,960
Net cash provided by investing activities of discontinued operations	—	25,992
Net cash provided by investing activities	35,826	60,952

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	—	(49,500)
Borrowings on revolving credit facility	—	49,500
Principal payments on revolving credit facility	—	(49,500)
Repurchase and retirement of common stock	(2,325)	(5,227)
Other, net	(564)	(261)
Net cash used in financing activities of continuing operations	(2,889)	(54,988)
Net cash provided by (used in) financing activities of discontinued operations	—	—
Net cash used in financing activities	(2,889)	(54,988)
NET CHANGE IN CASH AND CASH EQUIVALENTS	46,477	21,113

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	28,926	7,394
CASH AND CASH EQUIVALENTS — END OF PERIOD	$75,403	$28,507
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest, net of amounts capitalized	$34	$778
Cash payments for income taxes	1,758	279
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures in accounts payable and accrued expenses	302	199

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

The accompanying unaudited condensed consolidated financial statements include the accounts of MasterCraft Boat Holdings, Inc. (“Holdings”) and its wholly owned subsidiaries. Holdings and its subsidiaries collectively are referred to herein as the “Company.” The unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements for the year ended June 30, 2025, and, in the opinion of management, reflect all adjustments considered necessary to present fairly the Company’s financial position as of March 29, 2026, its results of operations for the three and nine months ended March 29, 2026 and March 30, 2025, its cash flows for the nine months ended March 29, 2026 and March 30, 2025, and its statements of equity for the three and nine months ended March 29, 2026 and March 30, 2025. All adjustments are of a normal, recurring nature. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the SEC for financial information have been condensed or omitted pursuant to such rules and regulations. The June 30, 2025 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP for complete financial statements. However, management believes that the disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in our 2025 Annual Report.

Due to the seasonality of the Company’s business, the interim results are not necessarily indicative of the results that may be expected for the remainder of the fiscal year.

There were no significant changes in, or changes to, the application of the Company’s significant or critical accounting policies or estimation procedures for the three and nine months ended March 29, 2026, as compared with those described in the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2025.

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

2.
REVENUE RECOGNITION

The following tables present the Company's revenue by major product category for each reportable segment:

	Three Months Ended March 29, 2026
	MasterCraft	Pontoon	Total
Major Product Categories:
Boats and trailers	$64,192	$11,106	$75,298
Parts	2,020	220	2,240
Other revenue	552	116	668
Total	$66,764	$11,442	$78,206

	Nine Months Ended March 29, 2026
	MasterCraft	Pontoon	Total
Major Product Categories:
Boats and trailers	$176,942	$31,098	$208,040
Parts	7,678	768	8,446
Other revenue	2,027	454	2,481
Total	$186,647	$32,320	$218,967

	Three Months Ended March 30, 2025
	MasterCraft	Pontoon	Total
Major Product Categories:
Boats and trailers	$61,759	$11,032	$72,791
Parts	1,945	403	2,348
Other revenue	523	298	821
Total	$64,227	$11,733	$75,960

	Nine Months Ended March 30, 2025
	MasterCraft	Pontoon	Total
Major Product Categories:
Boats and trailers	$164,519	$28,015	$192,534
Parts	7,975	1,242	9,217
Other revenue	2,363	573	2,936
Total	$174,857	$29,830	$204,687

Contract Liabilities

As of June 30, 2025, the Company had $3.8 million of contract liabilities associated with customer deposits and telematic services. During the nine months ended March 29, 2026, $1.5 million was recognized as revenue. As of March 29, 2026, total contract liabilities associated with customer deposits and telematic services of $4.5 million were reported in Accrued expenses and other current liabilities and Other long-term liabilities on the condensed consolidated balance sheet, and $1.7 million is expected to be recognized as revenue during the remainder of the year ending June 30, 2026.

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

The following table summarizes the operating results of discontinued operations for the following periods:

	Three Months Ended		Nine Months Ended
	March 29,	March 30,	March 29,	March 30,
	2026	2025	2026	2025
NET SALES	$-	$1,557	$4	$8,756
COST OF SALES	—	1,541	—	12,827
GROSS PROFIT (LOSS)	—	16	4	(4,071)
OPERATING EXPENSES:
Selling, general and administrative	26	169	11	2,571
Total operating expenses	26	169	11	2,571
OPERATING LOSS	(26)	(153)	(7)	(6,642)
Gain on sale of discontinued operations	—	5	—	1,881
LOSS BEFORE INCOME TAX BENEFIT	(26)	(148)	(7)	(4,761)
INCOME TAX BENEFIT	—	70	—	844
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	$(26)	$(78)	$(7)	$(3,917)

4.
SHORT-TERM INVESTMENTS

The amortized cost, unrealized gains and losses, and fair value of short-term investments at March 29, 2026 and June 30, 2025 are summarized in the following tables. The Company determined the amortized cost of available-for-sale securities as of March 29, 2026 and June 30, 2025 approximate their fair value because of the short-term nature of the investments.

	March 29, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
Fixed income securities:
Corporate bonds	$9,220	$—	$—	$9,220
Total available-for-sale securities	$9,220	$—	$—	$9,220

	June 30, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
Fixed income securities:
Corporate bonds	$45,221	$18	$(7)	$45,232
U.S. treasury bills	5,297	—	(1)	5,296
Total available-for-sale securities	$50,518	$18	$(8)	$50,528

5.
INVENTORIES

Inventories consisted of the following:

	March 29,	June 30,
	2026	2025
Raw materials and supplies	$23,422	$18,763
Work in process	5,636	2,466
Finished goods	7,975	11,219
Obsolescence reserve	(2,264)	(1,979)
Total inventories	$34,769	$30,469

6.
PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, net consisted of the following:

	March 29,	June 30,
	2026	2025
Land and improvements	$4,985	$4,985
Buildings and improvements	35,812	35,608
Machinery and equipment	41,434	36,996
Furniture and fixtures	16,791	6,114
Construction in progress	2,082	11,904
Total property, plant, and equipment	101,104	95,607
Less accumulated depreciation	(47,587)	(42,031)
Property, plant, and equipment — net	53,517	$53,576

7.
GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the carrying amounts of goodwill as of March 29, 2026 and June 30, 2025 for each of the Company's reportable segments.

	Gross Amount	Accumulated Impairment Losses	Total
MasterCraft	$28,493	$—	$28,493
Pontoon	36,238	(36,238)	—
Total	$64,731	$(36,238)	$28,493

The following table presents the carrying amounts of Other intangible assets, net:

	March 29,			June 30,
	2026			2025
	Gross Amount	Accumulated Amortization / Impairment	Other intangible assets, net	Gross Amount	Accumulated Amortization / Impairment	Other intangible assets, net
Amortized intangible assets
Dealer networks	$19,500	$(15,000)	$4,500	$19,500	$(13,650)	$5,850
Software	—	—	—	245	(245)	—
	19,500	(15,000)	4,500	19,745	(13,895)	5,850

Unamortized intangible assets
Trade names	33,000	(7,000)	26,000	33,000	(7,000)	26,000
Total other intangible assets	$52,500	$(22,000)	$30,500	$52,745	$(20,895)	$31,850

Amortization expense related to Other intangible assets, net for each of the three and nine months ended March 29, 2026 and March 30, 2025, was $0.5 million and $1.4 million, respectively. Estimated amortization expense for the fiscal year ending June 30, 2026 is $1.8 million.

8.
ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	March 29,	June 30,
	2026	2025
Warranty	$25,534	$25,712
Dealer incentives	12,928	14,727
Compensation and related accruals	4,592	5,787
Contract liabilities	2,906	1,968
Inventory repurchase contingent obligation	2,094	1,649
Self-insurance	1,386	1,200
Liabilities retained associated with discontinued operations	56	130
Other	4,388	4,009
Total accrued expenses and other current liabilities	$53,884	$55,182

Accrued warranty liability activity was as follows for the nine months ended:

	March 29,	March 30,
	2026	2025
Balance at the beginning of the period	$25,712	$25,484
Provisions	4,922	4,711
Payments made	(5,038)	(6,392)
Changes for pre-existing warranties	(62)	1,732
Balance at the end of the period	$25,534	$25,535

9. COMMITMENTS AND CONTINGENCIES

Agreement and Plan of Merger

On February 5, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Titan Merger Sub 1, Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub I”), Titan Merger Sub 2, LLC, a Delaware limited liability company and a direct wholly owned subsidiary of the Company (“Merger Sub II”), and Marine Products Corporation, a Delaware corporation (“Marine Products”). The Merger Agreement, among other things, provides for the combination of the Company and Marine Products in a stock-and-cash transaction whereby (i) Merger Sub I will merge with and into Marine Products (the “First Merger”), with Marine Products surviving the First Merger as a direct wholly owned subsidiary of the Company, and (ii) immediately following the First Merger, Marine Products will merge with and into Merger Sub II (the “Second Merger” and, together with the First Merger, the “Mergers”), with Merger Sub II surviving the Second Merger as a wholly owned subsidiary of the Company. The transactions contemplated by the Merger Agreement are referred to herein as the “Marine Products Transaction.”

Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the First Merger (the “First Effective Time”), each share of Marine Products common stock, par value $0.10 per share, will be converted into the right to receive 0.232 shares of the Company’s common stock, par value $0.01 per share and $2.43 in cash, without interest.

The Marine Products Transaction is expected to close shortly after our special meeting of shareholders, scheduled on May 12, 2026, subject to approval by both the Company’s and Marine Products’ shareholders and the satisfaction of other customary closing conditions.

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

10.
LONG-TERM DEBT

On February 5, 2026, the Company entered into a fifth Amendment to its previously existing credit agreement (as amended, the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, which provides the Company with a revolving credit facility up to $75.0 million (the “Revolving Credit Facility”). The Credit Agreement, among other things, expressly permits the Marine Products Transaction, revises certain financial covenants to our previously existing credit agreement, including replacing the fixed charge ratio with an interest coverage ratio, and extends the revolving maturity to 2031.

The Credit Agreement bears interest, at the Company’s option, at either the prime rate plus an applicable margin ranging from 0.25% to 1.00% or at an adjusted term benchmark rate plus an applicable margin ranging from 1.25% to 2.00%, in each case based on the Company’s net leverage ratio. The Company is also required to pay a commitment fee for any unused portion of the Revolving Credit Facility ranging from 0.15% to 0.30% based on the Company’s net leverage ratio. During the three and nine months ended March 29, 2026, the applicable margin for loans accruing interest at the prime rate was 0.25% and the applicable margin for loans accruing interest at the benchmark rate was 1.25%.

As of March 29, 2026 and June 30, 2025, there were no amounts outstanding, and the Company had remaining availability of $75.0 million and $100.0 million, respectively, on the Revolving Credit Facility. The Credit Agreement will mature and remaining amounts outstanding, if any, thereunder will be due and payable on February 5, 2031. As of March 29, 2026, the Company was in compliance with its financial covenants under the Credit Agreement.

11.
INCOME TAXES

The Company’s consolidated interim effective tax rate is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items. The differences between the Company’s effective tax rate and the statutory federal tax rate of 21.0% for the first nine months of fiscal 2026 primarily relate to changes in uncertain tax positions, the state tax rate in the overall effective rate, permanent differences that affect the relationship between taxable income and accounting income, partially offset by federal and state credits. During the three months ended March 29, 2026 and March 30, 2025, the Company’s effective tax rate was (7.3%) and 21.6%, respectively. During the nine months ended March 29, 2026, and March 30, 2025, the Company's effective tax rate was 25.0% and 22.4%, respectively. Changes to the Company’s effective tax rate for the three and nine months ended March 29, 2026 compared to the effective tax rate for the same prior year period primarily relate to a decreased benefit of federal and state credits and changes in permanent differences, partially offset by changes in uncertain tax positions.

12.
SHARE-BASED COMPENSATION

The following table presents the components of share-based compensation expense by award type.

	Three Months Ended		Nine Months Ended
	March 29,	March 30,	March 29,	March 30,
	2026	2025	2026	2025
Restricted stock	$894	$805	$2,688	$2,080
Share-based compensation expense	$894	$805	$2,688	$2,080

Restricted Stock

During the nine months ended March 29, 2026, the Company granted 123,465 restricted stock units (“RSUs”) to the Company’s non-executive directors, officers and certain other key employees. Generally, RSUs vest pro-rata over three years for officers and certain other key employees and over one year for non-executive directors. The Company determined the fair value of the RSUs awarded by using the close price of our common stock as of the date of grant. The weighted average grant date fair value of RSUs granted in the nine months ended March 29, 2026, was $21.11 per share.

The following table summarizes the status of nonvested Restricted Stock Awards and RSUs as of March 29, 2026, and changes during the nine months then ended.

		Average
	Nonvested	Grant-Date
	Restricted	Fair Value
	Stock	(per share)
Nonvested at June 30, 2025	191,481	$18.61
Granted	123,465	21.11
Vested	(29,047)	20.42
Forfeited	(8,249)	20.09
Nonvested at March 29, 2026	277,650	19.49

As of March 29, 2026, there was $2.9 million of total unrecognized compensation expense related to nonvested restricted stock. The Company expects this expense to be recognized over a weighted average period of 1.3 years.

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

PSUs of 96,751 and 72,303 awarded in fiscal 2025 and fiscal 2026, respectively, have performance criteria set annually over the three-year performance period. This performance criteria is cumulative and is based upon the respective year’s performance compared to budget, which has not yet been established for future performance periods. Therefore, the compensation expense for these awards will not begin until all the key terms and conditions of these awards are known, which will be year three of the performance period.

The following table summarizes the status of nonvested PSUs as of March 29, 2026, and changes during the nine months then ended.

		Average
	Nonvested	Grant-Date
	Performance	Fair Value
	Stock Units	(per share)
Nonvested at June 30, 2025	66,093	$21.63
Forfeited	(404)	21.61
Nonvested at March 29, 2026	65,689	21.63

As of March 29, 2026, there was no unrecognized compensation expense related to nonvested PSUs.

13.
EARNINGS PER SHARE AND COMMON STOCK

The following table sets forth the computation of the Company’s net income (loss) per share:

	Three Months Ended		Nine Months Ended
	March 29,	March 30,	March 29,	March 30,
	2026	2025	2026	2025
Income (loss) from continuing operations	$(716)	$3,821	$5,428	$5,263
Loss from discontinued operations, net of tax	(26)	(78)	(7)	(3,917)
Net income (loss)	$(742)	$3,743	$5,421	$1,346

Weighted average shares — basic	16,136,132	16,414,340	16,147,425	16,471,352
Dilutive effect of assumed restricted share awards/units	—	126,005	116,419	82,883
Weighted average outstanding shares — diluted	16,136,132	16,540,345	16,263,844	16,554,235
Basic income (loss) per share
Continuing operations	$(0.04)	$0.23	$0.34	$0.32
Discontinued operations	(0.01)	—	—	(0.24)
Net income (loss)	$(0.05)	$0.23	$0.34	$0.08
Diluted income (loss) per share
Continuing operations	$(0.04)	$0.23	$0.33	$0.32
Discontinued operations	(0.01)	—	—	(0.24)
Net income (loss)	$(0.05)	$0.23	$0.33	$0.08

For the three and nine months ended March 29, 2026, and March 30, 2025, an immaterial number of shares were excluded from the computation of diluted earnings per share as the effect would have been anti-dilutive.

Share Repurchase Program

On July 24, 2023, the Board of the Company authorized a share repurchase program under which the Company may repurchase up to $50.0 million of its outstanding shares of common stock. During the three months ended March 29, 2026, the Company did not repurchase any shares of its common stock. During the three months ended March 30, 2025, the Company repurchased 41,088 shares of common stock for $0.7 million, in cash, excluding related fees and expenses. During the nine months ended March 29, 2026 and March 30, 2025, the Company repurchased 116,370 shares and 264,310 shares of common stock for $2.3 million and $5.0 million, respectively, in cash, excluding related fees and expenses. As of March 29, 2026, $23.5 million remained available under the program.

14. SEGMENT INFORMATION

Reportable Segments

Operating segments are identified as components of an enterprise about which discrete financial information is available for evaluation by the CODM in making decisions on how to allocate resources and assess performance. For the three and nine months ended March 29, 2026, the Company’s CODM regularly assessed the operating performance of the Company’s boat brands under two operating and reportable segments:

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

Selected financial information for the Company’s reportable segments was as follows:

	For the Three Months Ended
	March 29, 2026
	MasterCraft	Pontoon	Consolidated
Net sales	$66,764	$11,442	$78,206
Cost of sales	48,017	10,647	58,664
Operating expenses(1)	18,470	2,370	20,840
Adjustments:
Depreciation and amortization	1,577	905	2,482
Adjustment items(2)	9,454	85	9,539
Adjusted EBITDA	11,308	(585)	10,723
Less: Interest Expense			(58)
Add: Interest Income			760
Less: Depreciation and amortization			(2,482)
Less: Share-based compensation			(894)
Less: ERP implementation costs			(291)
Less: Business development and consulting costs			(8,425)
Loss before taxes			(667)

Purchases of property, plant and equipment	836	203	1,039

	For the Nine Months Ended
	March 29, 2026
	MasterCraft	Pontoon	Consolidated
Net sales	$186,647	$32,320	$218,967
Cost of sales	137,504	30,998	168,502
Operating expenses(1)	38,309	6,957	45,266
Adjustments:
Depreciation and amortization	4,241	2,719	6,960
Adjustment items(2)	12,748	243	12,991
Adjusted EBITDA	27,823	(2,673)	25,150
Less: Interest Expense			(146)
Add: Interest Income			2,257
Less: Depreciation and amortization			(6,960)
Less: Share-based compensation			(2,688)
Less: Senior leadership transition and organizational realignment costs			(196)
Less: ERP implementation costs			(784)
Less: Business development and consulting costs			(9,394)
Income before taxes			7,239

Purchases of property, plant and equipment	4,797	949	5,746

	For the Three Months Ended
	March 30, 2025
	MasterCraft	Pontoon	Consolidated
Net sales	$64,227	$11,733	$75,960
Cost of sales	48,564	11,631	60,195
Operating expenses(1)	9,871	1,780	11,651
Adjustments:
Depreciation and amortization	1,629	940	2,569
Adjustment items(2)	741	64	805
Adjusted EBITDA	8,162	(674)	7,488
Add: Interest Income			760
Less: Depreciation and amortization			(2,569)
Less: Share-based compensation			(805)
Income before taxes			4,874

Purchases of property, plant and equipment	1,778	233	2,011

	For the Nine Months Ended
	March 30, 2025
	MasterCraft	Pontoon	Consolidated
Net sales	$174,857	$29,830	$204,687
Cost of sales	135,321	30,911	166,232
Operating expenses(1)	26,672	6,479	33,151
Adjustments:
Depreciation and amortization	4,271	2,753	7,024
Adjustment items(2)	2,263	265	2,528
Adjusted EBITDA	19,398	(4,542)	14,856
Less: Interest Expense			(1,169)
Add: Interest Income			2,649
Less: Depreciation and amortization			(7,024)
Less: Share-based compensation			(2,080)
Less: Senior leadership transition and organizational realignment costs			(448)
Income before taxes			6,784

Purchases of property, plant and equipment	5,459	1,147	6,606
(1)
Operating expenses include selling and marketing expenses, general and administrative expenses, and amortization of other intangible assets.
(2)
Adjustment items include share-based compensation, senior leadership transition and organizational realignment costs, consulting costs related to the implementation of our enterprise resource planning system (“ERP implementation costs”), and business development consulting costs and debt extinguishment costs related to the Marine Products Transaction.

The following table presents total assets for the Company’s reportable segments.

	March 29, 2026	June 30, 2025
Assets:
MasterCraft	$232,574	$213,942
Pontoon	45,278	46,006
Total assets	$277,852	$259,948

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

Marine Products Transaction

On February 5, 2026, the Company announced that it had entered into the Marine Products Transaction. The Marine Products Transaction is expected to close shortly after our special meeting of shareholders, scheduled May 12, 2026, subject to approval by both the Company's and Marine Products’ shareholders and the satisfaction of other customary closing conditions.

Results of Operations

Despite recent geopolitical and macroeconomic uncertainty, the Company delivered increased net sales of $2.2 million and increased gross margin of 420 basis points for the third quarter of fiscal 2026, when compared with the same prior-year period. These increases were primarily driven by favorable model mix and option sales, increased prices, and decreased dealer incentives, while maintaining effective cost controls, partially offset by lower unit volumes.

Results of Continuing Operations

Consolidated Results

The table below presents our consolidated results of operations for the three and nine months ended:

	Three Months Ended		2026 vs. 2025		Nine Months Ended		2026 vs. 2025
	March 29,	March 30,		%	March 29,	March 30,		%
	2026	2025	Change	Change	2026	2025	Change	Change
(Dollar amounts in thousands)
Consolidated statements of operations:
NET SALES	$78,206	$75,960	$2,246	3.0%	$218,967	$204,687	$14,280	7.0%
COST OF SALES	58,664	60,195	(1,531)	(2.5%)	168,502	166,232	2,270	1.4%
GROSS PROFIT	19,542	15,765	3,777	24.0%	50,465	38,455	12,010	31.2%
OPERATING EXPENSES:
Selling and marketing	3,360	2,845	515	18.1%	9,649	8,543	1,106	12.9%
General and administrative	17,030	8,356	8,674	103.8%	34,267	23,258	11,009	47.3%
Amortization of other intangible assets	450	450	—	—	1,350	1,350	—	—
Total operating expenses	20,840	11,651	9,189	78.9%	45,266	33,151	12,115	36.5%
OPERATING INCOME (LOSS)	(1,298)	4,114	(5,412)	(131.6%)	5,199	5,304	(105)	(2.0%)
OTHER INCOME (EXPENSE):
Interest expense	(58)	—	(58)	—	(146)	(1,169)	1,023	(87.5%)
Interest income	760	760	—	—	2,257	2,649	(392)	(14.8%)
Loss on extinguishment of debt	(71)	—	(71)	—	(71)	—	(71)	0.0%
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	(667)	4,874	(5,541)	(113.7%)	7,239	6,784	455	6.7%
INCOME TAX EXPENSE	49	1,053	(1,004)	(95.3%)	1,811	1,521	290	19.1%
INCOME (LOSS) FROM CONTINUING OPERATIONS	$(716)	$3,821	$(4,537)	(118.7%)	$5,428	$5,263	$165	3.1%
Additional financial and other data:
Unit sales volume:
MasterCraft	409	422	(13)	(3.1%)	1,195	1,196	(1)	(0.1%)
Pontoon	162	197	(35)	(17.8%)	524	527	(3)	(0.6%)
Consolidated unit sales volume	571	619	(48)	(7.8%)	1,719	1,723	(4)	(0.2%)
Net sales:
MasterCraft	$66,764	$64,227	$2,537	4.0%	$186,647	$174,857	$11,790	6.7%
Pontoon	11,442	11,733	(291)	(2.5%)	32,320	29,830	2,490	8.3%
Consolidated net sales	$78,206	$75,960	$2,246	3.0%	$218,967	$204,687	$14,280	7.0%
Net sales per unit:
MasterCraft	$163	$152	$11	7.2%	$156	$146	$10	6.8%
Pontoon	71	60	11	18.3%	62	57	5	8.8%
Consolidated net sales per unit	137	123	14	11.4%	127	119	8	6.7%
Gross margin	25.0%	20.8%	420 bps		23.0%	18.8%	420 bps

Net sales increased $2.2 million during the third quarter of fiscal 2026, when compared with the same prior-year period. The increase in net sales was driven by favorable model mix and option sales, increased prices, and decreased dealer incentives, partially offset by lower unit volumes.

Net sales increased $14.3 million during the first nine months of fiscal 2026, when compared with the same prior year period, due to favorable model mix and option sales, increased prices, and decreased dealer incentives.

Gross margin percentage increased 420 basis points during both the third quarter and first nine months of fiscal 2026, when compared with the same prior year periods. Higher margins were primarily the result of increased net sales, as discussed above, combined with effective cost controls.

Operating expenses increased $9.2 million and $12.1 million during the third quarter and first nine months of fiscal 2026, respectively, when compared with the same prior year periods, due to business development and consulting costs related to the Marine Products Transaction, increased selling and marketing costs, and ERP implementation costs.

Segment Results

MasterCraft Segment

The following table sets forth MasterCraft segment results for the three and nine months ended:

	Three Months Ended		2026 vs. 2025		Nine Months Ended		2026 vs. 2025
	March 29,	March 30,		%	March 29,	March 30,		%
(Dollar amounts in thousands)	2026	2025	Change	Change	2026	2025	Change	Change
Net sales	$66,764	$64,227	$2,537	4.0%	$186,647	$174,857	$11,790	6.7%
Operating income	277	5,792	(5,515)	(95.2%)	10,834	12,864	(2,030)	(15.8%)
Purchases of property, plant and equipment	836	1,778	(942)	(53.0%)	4,797	5,459	(662)	(12.1%)

Unit sales volume	409	422	(13)	(3.1%)	1,195	1,196	(1)	(0.1%)
Net sales per unit	$163	$152	$11	7.2%	$156	$146	$10	6.8%

Net sales increased $2.5 million and $11.8 million during the third quarter and first nine months of fiscal 2026, respectively, when compared with the same prior year periods. The increase was driven by favorable model mix and option sales, increased prices, and decreased dealer incentives, partially offset by lower unit volumes.

Operating income decreased $5.5 million and $2.0 million during third quarter and first nine months of fiscal 2026, respectively, when compared with the same prior year periods. The change was primarily the result of increased operating expenses, partially offset by increased net sales, as discussed above.

Pontoon Segment

The following table sets forth Pontoon segment results for the three and nine months ended:

	Three Months Ended		2026 vs. 2025		Nine Months Ended		2026 vs. 2025
	March 29,	March 30,		%	March 29,	March 30,		%
(Dollar amounts in thousands)	2026	2025	Change	Change	2026	2025	Change	Change
Net sales	$11,442	$11,733	$(291)	(2.5%)	$32,320	$29,830	$2,490	8.3%
Operating loss	(1,575)	(1,678)	103	(6.1%)	(5,635)	(7,560)	1,925	(25.5%)
Purchases of property, plant and equipment	203	233	(30)	(12.9%)	949	1,147	(198)	(17.3%)

Unit sales volume	162	197	(35)	(17.8%)	524	527	(3)	(0.6%)
Net sales per unit	$71	$60	$11	18.3%	$62	$57	$5	8.8%

Net sales decreased $0.3 million during the third quarter of fiscal 2026, when compared with the same prior-year period, primarily due to lower unit volumes, partially offset by favorable option sales, increased prices, and decreased dealer incentives.

Net sales increased $2.5 million during the first nine months of fiscal 2026, when compared to the same prior-year period, primarily due to favorable option sales, increased prices, and decreased dealer incentives, partially offset by unfavorable model mix.

Operating loss for the third quarter of fiscal 2026 decreased $0.1 million, when compared with the same prior-year period, due to effective cost controls, partially offset by decreased net sales, as discussed above.

Operating loss for the first nine months of fiscal 2026 decreased $1.9 million, when compared with the same prior-year periods, due to increased net sales, as discussed above, and effective cost controls.

Non-GAAP Measures

EBITDA, Adjusted EBITDA, EBITDA margin, and Adjusted EBITDA margin

We define EBITDA as income (loss) from continuing operations, before interest, income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA further adjusted to eliminate certain non-cash charges or other items that we do not consider to be indicative of our core and/or ongoing operations. For the periods presented herein, the adjustments are for share-based compensation, senior leadership transition and organizational realignment costs, ERP implementation costs, and business development and consulting costs. We define EBITDA margin and Adjusted EBITDA margin as EBITDA and Adjusted EBITDA, respectively, each expressed as a percentage of Net sales.

Adjusted Net Income and Adjusted Net Income per share

We define Adjusted Net Income as income (loss) from continuing operations, adjusted to eliminate certain non-cash charges or other items that we do not consider to be indicative of our core and/or ongoing operations and reflecting income tax expense on adjusted net income before income taxes at our estimated annual effective tax rate. We define Adjusted Net Income per Share as Adjusted Net Income divided by the weighted-average basic and diluted shares outstanding. For the periods presented herein, these adjustments include other intangible asset amortization, share-based compensation, senior leadership transition and organizational realignment costs, ERP implementation costs, and business development and consulting costs.

Free Cash Flow

We define Free Cash Flow from continuing operations as net cash flows from operating activities less purchases of property, plant, and equipment.

EBITDA, Adjusted EBITDA, EBITDA margin, Adjusted EBITDA margin, Adjusted Net Income, Adjusted Net Income per share, and Free Cash Flow, which we refer to collectively as the Non-GAAP Measures, are not measures of net income (loss), operating income (loss), or net operating cash flows as determined under accounting principles generally accepted in the United States, or U.S. GAAP. The Non-GAAP Measures are not measures of performance in accordance with U.S. GAAP and should not be considered as an alternative to net income (loss), net income (loss) per share, or net operating cash flows determined in accordance with U.S. GAAP. Additionally, Adjusted EBITDA is not intended to be a measure of cash flow. We believe that the inclusion of the Non-GAAP Measures is appropriate to provide additional information to investors because securities analysts and investors use the Non-GAAP Measures to assess our operating performance across periods on a consistent basis and to evaluate the relative risk of an investment in our securities. We use Adjusted Net Income and Adjusted Net Income per share to facilitate a comparison of our operating performance on a consistent basis from period to period that, when viewed in combination with our results prepared in accordance with U.S. GAAP, provides a more complete understanding of factors and trends affecting our business than does U.S. GAAP measures alone. We believe Adjusted Net Income and Adjusted Net Income per share assists our Board, management, investors, and other users of the financial statements in comparing our net income (loss) on a consistent basis from period to period because it removes certain non-cash items and other items that we do not consider to be indicative of our core and/or ongoing operations and reflecting income tax expense on adjusted net income before income taxes at our estimated annual effective tax rate. The Non-GAAP Measures have limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

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

The following table presents a reconciliation of income (loss) from continuing operations as determined in accordance with U.S. GAAP to EBITDA, and Adjusted EBITDA, and income (loss) from continuing operations margin (expressed as a percentage of net sales) to EBITDA margin and Adjusted EBITDA margin (each expressed as a percentage of net sales) for the periods indicated:

	Three Months Ended				Nine Months Ended
	March 29,	% of Net	March 30,	% of Net	March 29,	% of Net	March 30,	% of Net
(Dollar amounts in thousands)	2026	sales	2025	sales	2026	sales	2025	sales
Income (loss) from continuing operations	$(716)	-0.9%	$3,821	5.0%	$5,428	2.5%	$5,263	2.6%
Income tax expense	49		1,053		1,811		1,521
Interest expense	58		—		146		1,169
Interest income	(760)		(760)		(2,257)		(2,649)
Depreciation and amortization	2,482		2,569		6,960		7,024
EBITDA	1,113	1.4%	6,683	8.8%	12,088	5.5%	12,328	6.0%
Share-based compensation	894		805		2,688		2,080
Senior leadership transition and organizational realignment costs(a)	—		—		196		448
ERP implementation costs(b)	291		—		784		—
Business development and consulting costs(c)	8,425		—		9,394		—
Adjusted EBITDA	$10,723	13.7%	$7,488	9.9%	$25,150	11.5%	$14,856	7.3%

The following table presents a reconciliation of income (loss) from continuing operations as determined in accordance with U.S. GAAP to Adjusted Net Income for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 29,	March 30,	March 29,	March 30,
(Dollar amounts in thousands, except per share data)	2026	2025	2026	2025
Income (loss) from continuing operations	$(716)	$3,821	$5,428	$5,263
Income tax expense	49	1,053	1,811	1,521
Amortization of acquisition intangibles	450	450	1,350	1,350
Share-based compensation	894	805	2,688	2,080
Senior leadership transition and organizational realignment costs(a)	—	—	196	448
ERP implementation costs(b)	291	—	784	—
Business development and consulting costs(c)	8,425	—	9,394	—
Adjusted Net Income before income taxes	9,393	6,129	21,651	10,662
Adjusted income tax expense(d)	2,160	1,103	4,980	1,919
Adjusted Net Income	$7,233	$5,026	$16,671	$8,743

Adjusted Net Income per share:
Basic	$0.45	$0.31	$1.03	$0.53
Diluted	$0.45	$0.30	$1.03	$0.53
Weighted average shares used for the computation of(e):
Basic Adjusted Net Income per share	16,136,132	16,414,340	16,147,425	16,471,352
Diluted Adjusted Net Income per share	16,136,132	16,540,345	16,263,844	16,554,235

The following table presents the reconciliation of income (loss) from continuing operations per diluted share to Adjusted Net Income per diluted share for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 29,	March 30,	March 29,	March 30,
	2026	2025	2026	2025
Income (loss) from continuing operations per diluted share	$(0.04)	$0.23	$0.33	$0.32
Impact of adjustments:
Income tax expense	—	0.06	0.11	0.09
Amortization of acquisition intangibles	0.03	0.03	0.08	0.08
Share-based compensation	0.06	0.05	0.17	0.13
Senior leadership transition and organizational realignment costs(a)	—	—	0.01	0.03
ERP implementation costs(b)	0.02	—	0.05	—
Business development and consulting costs(c)	0.52	—	0.58	—
Adjusted Net Income per diluted share before income taxes	0.59	0.37	1.33	0.65
Impact of adjusted income tax expense on net income per diluted share before income taxes(d)	(0.14)	(0.07)	(0.30)	(0.12)
Adjusted Net Income per diluted share	0.45	$0.30	1.03	$0.53

The following table presents a reconciliation of net cash flows by operating activities of continuing operations as determined in accordance with U.S. GAAP to Free Cash Flow for the periods presented:

	Nine Months Ended
	March 29,	March 30,
	2026	2025

Net cash used in operating activities of continuing operations	$13,387	$18,457
Less:
Purchases of property, plant and equipment	(5,746)	(6,606)
Free cash flow	$7,641	$11,851
(a)
Represents amounts paid for legal fees and recruiting costs associated with the CEO and CFO transitions, as well as non-recurring severance costs incurred as part of the Company’s strategic organizational realignment undertaken in connection with the transitions.
(b)
Represents consulting costs incurred in connection with the ERP system implementation.
(c)
Represents non-recurring third-party business development and consulting costs and debt extinguishment costs related to the Marine Products Transaction.
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

Cash and cash equivalents totaled $75.4 million as of March 29, 2026, an increase of $46.5 million from $28.9 million as of June 30, 2025. Short-term investments totaled $9.2 million as of March 29, 2026, a decrease of $41.3 million from $50.5 million as of June 30, 2025. As of March 29, 2026, and June 30, 2025, we had no long-term debt outstanding and $75.0 million and $100.0 million, respectively, available borrowing capacity under the Revolving Credit Facility.

On July 24, 2023, the Board of the Company authorized a share repurchase program under which the Company may repurchase up to $50 million of its outstanding shares of common stock. During the nine months ended March 29, 2026, the Company repurchased 116,370 shares of common stock for $2.3 million in cash, excluding related fees and expenses.

The following table and discussion below relate to our cash flows from continuing operations from operating, investing, and financing activities:

	Nine Months Ended
	March 29,	March 30,
(Dollar amounts in thousands)	2026	2025
Total cash provided by (used in):
Operating activities	$13,387	$18,457
Investing activities	35,826	34,960
Financing activities	(2,889)	(54,988)
Net change in cash and cash equivalents from continuing operations	$46,324	$(1,571)

Nine Months Ended March 29, 2026 Cash Flows from Continuing Operations

Net cash provided by operating activities for the nine months ended March 29, 2026 was $13.4 million, primarily due to net income, partially offset by working capital usage. Working capital is defined as accounts receivable, income tax receivable, inventories, and prepaid expenses and other current assets net of accounts payable, income tax payable, and accrued expenses and other current liabilities as presented in the condensed consolidated balance sheets. Working capital usage primarily consisted of an increase in accounts receivable, inventories, and prepaid expenses and other current assets, partially offset by an increase in accounts payable. Accounts receivable increased due to timing of sales at the end of the period compared to the end of the prior-year period. Inventories increased due to timing of raw material purchases compared to the end of the prior-year period, along with a subsequent increase in production. Prepaid and other current assets increased due to payment of annual general insurance premiums. Accounts payable increased due to timing of professional fee payments related to the Marine Products Transaction, timing of insurance related payments, and timing of purchases at the end of the period compared to the prior-year period.

Net cash provided by investing activities was $35.8 million, which included $41.6 million of net proceeds in available-for-sale securities, partially offset by $5.7 million in capital expenditures. Our capital spending was primarily focused on tooling, information technology, and machinery and equipment.

Net cash used in financing activities was $2.9 million, primarily due to share repurchases totaling $2.3 million, excluding related fees and expenses.

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

Net cash provided by investing activities was $35.0 million, which included $41.6 million of proceeds in available-for-sale securities, partially offset by $6.6 million in capital expenditures. Our capital spending was primarily focused on information technology, tooling, and machinery and equipment.

Net cash used in financing activities was $55.0 million, which included share repurchases totaling $5.0 million, excluding related fees and expenses, and $49.5 million used to repay outstanding borrowings of the Company's previous term loan. Drawn amounts on the Revolving Credit Facility were fully repaid as of March 30, 2025.

Off Balance Sheet Arrangements

The Company did not have any off balance sheet financing arrangements as of March 29, 2026.

Critical Accounting Estimates

As of March 29, 2026, there were no significant changes in or changes to the application of our critical accounting policies or estimation procedures from those presented in our 2025 Annual Report.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 29, 2026.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 29, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

For a discussion of the Company’s legal proceedings, see Part I – Item 1. – Note 9 – Commitments and Contingencies to the Company’s unaudited condensed consolidated financial statements.

ITEM 1A. RISK FACTORS.

During the nine months ended March 29, 2026, there have been no material changes to the risk factors disclosed in “Part I, Item 1A. Risk Factors” in our 2025 Annual Report.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS.

Share Repurchase Program

On July 24, 2023, the Board of the Company authorized a share repurchase program under which the Company may repurchase up to $50.0 million of its outstanding shares of common stock. During the first nine months of fiscal 2026, we repurchased approximately $2.3 million of our common stock, excluding related fees and expenses. As of March 29, 2026, the remaining authorization under the program was approximately $23.5 million.

During the three months ended March 29, 2026, the Company did not repurchase any shares of its common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

During the three months ended March 29, 2026, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (each as defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1***	Agreement and Plan of Merger, dated as of February 5, 2026, by and among MasterCraft Boat Holdings, Inc., Titan Merger Sub 1, Inc., Titan Merger Sub 2, LLC and Marine Product Corporation	8-K	001-37502	2.1	2/5/26
3.1	Amended and Restated Certificate of Incorporation of MCBC Holdings, Inc.	10-K	001-37502	3.1	9/18/15
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of MasterCraft Boat Holdings, Inc.	10-Q	001-37502	3.2	11/9/18
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of MasterCraft Boat Holdings, Inc.	8-K	001-37502	3.1	10/25/19
3.4	Fourth Amended and Restated By-laws of MasterCraft Boat Holdings, Inc.	8-K	001-37502	3.2	10/25/19
3.5	Certificate of Correction to the Amended and Restated Certificate of Incorporation of MasterCraft Boat Holdings, Inc.	S-4	333-294312	3.5	3/16/26
10.1***	Voting Agreement, date as of February 5, 2026, by and among MasterCraft Boat Holdings, Inc., Marine Products Corporation, and certain stockholders identified in an exhibit thereto	8-K	001-37502	10.1	2/5/26
10.2***	Stockholders Agreement, dated as of February 5, 2026, by and among MasterCraft Boat Holdings, Inc. and the stockholders identified in an exhibit thereto	8-K	001-37502	10.2	2/5/26
10.3***	First Amendment to the Stockholders Agreement, dated as of March 11, 2026, by and among MasterCraft Boat Holdings, Inc. and the stockholders party thereto	S-4	333-294312	10.3	3/16/26
10.4***	Registration Rights Agreement, dated as of February 5, 2026, by and among MasterCraft Boat Holdings, Inc. and LOR, Inc.	8-K	001-37502	10.3	2/5/26
10.5***	Fifth Amendment to the Credit Agreement	8-K	001-37502	10.4	2/5/26
10.6†	Executive Severance Plan	8-K	001-37502	10.5	2/5/26
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					*

* Filed herewith.

** Furnished herewith.

*** Schedules (or similar attachments) have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules (or similar attachments) upon request by the U.S. Securities and Exchange Commission; provided that the registrant may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules (or similar attachments) so furnished.

† Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASTERCRAFT BOAT HOLDINGS, INC.
(Registrant)

Date:	May 7, 2026	By:	/s/ BRADLEY M. NELSON
Bradley M. Nelson
Chief Executive Officer (Principal Executive Officer) and Director

Date:	May 7, 2026	By:	/s/ W. SCOTT KENT
W. Scott Kent
Chief Financial Officer (Principal Financial and Accounting Officer),
Treasurer and Secretary