Form 10-K
period 2026-06-30
MasterCraft Boat Holdings, Inc.
filed 2026-09-10
CIK 1638290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2026

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

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter, which ended December 28, 2025 and based on the closing sale price as reported on the NASDAQ Global Select Market system, was approximately $238,500,000. As of September 4, 2026, there were 24,339,371 shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding.

MASTERCRAFT BOAT HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2026

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

BASIS OF PRESENTATION

Through fiscal 2026, our fiscal year began on July 1 and ended on June 30, with interim quarterly reporting periods consisting of thirteen weeks. As a result, quarter-end dates did not always coincide with the end of a calendar month. We refer to our fiscal years based on the calendar year in which they end. Accordingly, references to fiscal 2026, fiscal 2025 and fiscal 2024 represent the fiscal years ended June 30, 2026, June 30, 2025, and June 30, 2024, respectively.

In June 2026, the Company announced that its Board of Directors approved a change in the Company’s fiscal year-end from June 30 to December 31, effective July 1, 2026. Accordingly, the Company will file a Transition Report on Form 10-KT covering the period from July 1, 2026, through December 31, 2026 (the “Transition Period”), after which reporting periods will be based on the new fiscal year.

MasterCraft Boat Holdings, Inc. (the “Company”), a Delaware corporation, operates primarily through its wholly-owned subsidiaries, MasterCraft Boat Company, LLC, MasterCraft Parts, Ltd., Crest Marine, LLC, and Marine Products Group, LLC. Unless the context otherwise requires, the Company and its subsidiaries collectively are referred to as the “Company,” “we,” or “us” in this Form 10-K.

In fiscal 2025, the Company completed the sale of its Aviara brand of luxury dayboats and certain related assets (the “Aviara Transaction”) and the sale of its Aviara manufacturing facility in Merritt Island, Florida (the “Aviara Facility Sale”). In fiscal 2023, the Company sold its NauticStar business. Results related to the former Aviara and NauticStar reporting units are reported as discontinued operations for all periods presented. See Notes 1 and 3 in Notes to Consolidated Financial Statements for more information on Discontinued Operations.

On May 15, 2026, the Company completed the merger with Marine Products Corporation (“Marine Products”), pursuant to which each share of Marine Products common stock, par value $0.10 per share, was converted into the right to receive 0.232 shares of the Company’s common stock, par value $0.01 per share and $2.43 in cash, representing a total merger consideration of approximately $284.2 million (the “Marine Products Transaction”). The Marine Products Transaction was accounted for as a business combination in accordance with ASC 805, Business Combinations, with MasterCraft Boat Holdings, Inc. identified as the accounting acquirer. See Note 4 in the Notes to Consolidated Financial Statements for more information on the Marine Products Transaction.

PART I

ITEM 1. BUSINESS

We are a leading innovator, designer, manufacturer, and marketer of recreational powerboats sold through our five brands, MasterCraft, Crest, Balise, Chaparral and Robalo. As a leader in recreational marine, we strive to deliver the best on-water experience through innovative, high-quality products with a relentless focus on the consumer.

On May 15, 2026, we completed the merger with Marine Products, pursuant to which each share of Marine Products common stock, par value $0.10 per share, was converted into the right to receive 0.232 shares of our common stock, par value $0.01 per share and $2.43 cash, representing total merger consideration of approximately $284.2 million.

Our Segments

During the fourth quarter of fiscal 2026, the Company renamed its MasterCraft segment to the Performance and Wake segment and its Pontoon segment to the Leisure segment. The changes better reflect the products and brands within those segments. The segment name changes had no impact on the composition of the Company’s segments or on previously reported financial position, results of operations, cash flows, or segment operating results. In addition, following the acquisition of Marine Products in May 2026, the Company established the Recreation and Sport Fishing segment, which includes the acquired Chaparral and Robalo brands. As a result, the Company operates and reports through three reportable segments: Performance and Wake, Leisure, and Recreation and Sport Fishing.

Performance and Wake Segment

Our Performance and Wake segment, which manufactures and sells premium ski/wake boats, consists of our MasterCraft brand. The MasterCraft brand was founded in 1968 and evolved over the next 55-plus years to become the most award-winning ski/wake boat manufacturer in the world. Today, MasterCraft participates in one of the highest margin producing categories within the powerboat industry by manufacturing the industry’s premier competitive water ski, wakeboarding, and wake surfing performance boats. We believe the MasterCraft brand is known among boating enthusiasts for high performance, premier quality, and relentless innovation. We believe that the market recognizes MasterCraft as a premier brand in the powerboat industry due to the overall superior value proposition that our boats deliver to consumers. We work tirelessly every day to maintain this iconic brand reputation.

Leisure Segment

Our Leisure segment, which manufactures and sells pontoon boats, consists of our Crest and our Balise brands. The Leisure segment participates in the largest unit producing category in the powerboat industry. Crest, which we acquired in October 2018, was founded in 1957 and has grown to be one of the top producers of innovative, high-quality pontoon boats ranging from 18 to 26 feet. Crest’s long-standing reputation for high-quality, standard features and content, and innovation provides Crest with strong dealer and consumer bases in its core geographic markets.

Our Balise brand, an all-new, independent pontoon brand which was launched in April 2024, has been conceived with the discerning consumer in mind. With luxurious accents and appointments not typically found in pontoons, we seek to manufacture our Balise boats to the highest quality standards and to position the brand as the most luxurious pontoon on the market.

Recreation and Sport Fishing Segment

Our Recreation and Sport Fishing segment manufactures and sells recreational fiberglass powerboats for both the pleasure boating and sport fishing markets. Our Recreation and Sport Fishing segment includes our Chaparral and Robalo brands, which we acquired in May 2026. Chaparral, founded in 1965, is a well-established brand offering a broad and versatile lineup of boats tailored to the family recreational market, with a focus on quality, performance, and comfort. Robalo, founded in 1969, has evolved into a leading manufacturer of sport fishing boats, known for its durable construction, innovative features, and strong reputation among both freshwater and saltwater anglers.

Unless the context otherwise requires, “Performance and Wake,” “Leisure,” and “Recreation and Sport Fishing,” as used herein, refer to our segments as described above.

Our Products

We design, manufacture, and sell recreational inboard, outboard, and sterndrive boats that we believe deliver superior performance for water skiing, wakeboarding, wake surfing, and fishing, as well as general recreational boating. In addition, we offer various accessories, including trailers and aftermarket parts. The following table provides an overview of our product offerings as of June 30, 2026:

Reportable Segment	Brand	Number of Models	Lengths	Retail Price Range ($ in thousands)	Description

Performance and Wake	MasterCraft	15	20' - 25'	$110 - $500	Premium performance towboats designed for wakeboarding, wakesurfing, water skiing, and family recreation.
Leisure	Crest	6	18' - 26'	$33 - $290	Pontoon boats designed for family cruising, entertaining, watersports, and recreational boating.
Leisure	Balise	3	24' - 26'	$230 - $570	Luxury performance pontoon boats featuring premium amenities, advanced technologies, and high-end entertainment and cruising experiences.
Recreation and Sport Fishing	Chaparral	16	21' - 32'	$60 - $457	Premium fiberglass sports boats, bowriders, surf boats, and outboard models designed for day boating, watersports, and family recreation.
Recreation and Sport Fishing	Robalo	23	16' - 36'	$36 - $700	Offshore and inshore fishing boats, including center console, dual console, bay boat, and sport fishing models for anglers and boating families.

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

For fiscal 2026, the Company’s top ten dealers accounted for approximately 34% of our net sales and none of our dealers individually accounted for more than 10% of our total net sales.

Domestic. As of June 30, 2026, our Performance and Wake segment had a total of 83 domestic dealers across 140 locations. Our Leisure segment had a total of 80 domestic dealers across 95 locations. Our Recreation and Sport Fishing segment had a total of 124 domestic dealers across 180 locations. We define domestic dealers as those dealers with locations inside of the United States.

International. As of June 30, 2026, through our Performance and Wake segment, we had a total of 46 international dealers and 61 locations. Our Leisure segment had three international dealers and four locations. Our Recreation and Sport Fishing segment had 58 international dealers and 72 locations. We define international dealers as those dealers with locations outside of the United States. We are present in Canada, Mexico, Europe, Australia, Central America, South America, Africa, and Asia. We generated 11.3%, 11.4%, and 14.0% of our net sales internationally in fiscal 2026, 2025, and 2024, respectively.

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

Manufacturing

MasterCraft boats and trailers are manufactured and lake-tested at our 310,000 square-foot facility located in Vonore, Tennessee. We are proud that our MasterCraft brand continues to achieve compliance with all three of the ISO 9001 (Quality Management Systems), 14001 (Environmental Management Systems), and 45001 (International Occupational Health and Safety Management System) standards. Crest and Balise boats are manufactured at our 270,000 square-foot facility located in Owosso, Michigan. Chaparral and Robalo boats are manufactured at our 1,262,000 square-foot facility located in Nashville, Georgia, which we acquired in connection with the Marine Products Transaction.

The rigorous and consumer-centric attention to detail in the design and manufacturing of our products results in boats of high quality which provides an exceptional on water experience across all of our brands. Our dedication to quality permits our consumers to enjoy our products with confidence.

Our boats are built through a continuous flow manufacturing process that encompasses fabrication, assembly, quality management, and testing. We manufacture certain components and subassemblies for our boats, such as upholstery, and procure other components from third-party vendors and install them on the boats. We have several exclusive supplier partnerships for certain critical components, such as aluminum billet, towers, and engine packages. For our MasterCraft brand, we also build custom trailers that match the exact size and design-characteristics of our boats.

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

The most significant components used in manufacturing our boats, based on cost, are engine packages. For our MasterCraft brand, Ilmor Engineering, Inc. (“Ilmor”) is our exclusive engine supplier, and for our Crest brand, Mercury Marine (“Mercury”) is our largest engine supplier. For our Balise brand, we have partnered with Mercury to be the exclusive engine supplier. For Chaparral and Robalo, sterndrive engines are purchased from Mercury and Volvo Penta, and outboard engines are purchased from both Yamaha and Mercury. We maintain strong and long-standing relationships with Ilmor, Mercury, and Yamaha. During fiscal 2026, Ilmor was our largest overall supplier. In addition to ski/wake engines, Ilmor’s affiliates produce engines used in a number of leading racing boats and race cars. We work closely with Ilmor to remain at the forefront of engine design, performance, and manufacturing. We believe our long-term relationships with our engine supplier partners are a key competitive advantage.

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

We have structured processes to obtain consumer, dealer, and management feedback to guide our long-term product lifecycle and portfolio planning. In addition, extensive testing and coordination with our manufacturing groups are important elements of our product development process, which we believe enable us to leverage the lessons from past launches and minimize the risk associated with the release of new products. Our strategy is to launch new models each year, which will allow us to renew our product portfolio with innovative offerings at a rate that we believe will be difficult for our competitors to match without significant additional capital investments. In addition to our product strategy, we manage a separate innovation development process which allows us to design innovative new features for our boats in a disciplined manner and to launch these innovations in a more rapid time frame and with higher quality. These enhanced processes have reduced the time to market for our new product pipeline. Our research and product development expense for fiscal 2026, 2025, and 2024 was $7.1 million, $6.5 million, and $6.8 million, respectively.

Intellectual Property

We rely on a combination of patent, trademark, and copyright protection, trade secret laws, confidentiality procedures, and contractual provisions to protect our rights in our brands, products, and proprietary technology, and we protect our vessel hull designs through vessel hull design registrations. This is an important part of our business, and we intend to continue protecting our intellectual property. As of June 30, 2026, we owned more than 90 U.S. patents and more than 10 foreign patents, including utility and design patents covering our transom seating, our SurfStar surf system technology, and features acquired with the Chaparral and Robalo brands. Provided that we comply with all statutory maintenance requirements, our patents expire at various times through 2044 as their terms lapse, and we have additional patent applications pending in the U.S. and worldwide. We also own more than 130 trademark registrations in the U.S. and around the world, most notably for the MasterCraft, Crest, Balise, Chaparral, and Robalo names, as well as numerous model names across our product families. Such trademarks may endure in perpetuity on a country-by-country basis, provided that we comply with all statutory maintenance requirements, including continued use of each trademark in each such country. In addition, we own registered U.S. copyrights, and we have registered a portfolio of vessel hull designs with the U.S. Copyright Office. We consider our collection of intellectual property to be a valuable asset that is important to our competitive position.

Competitive Conditions and Position

We believe our brands are well positioned within their respective markets and are recognized for their quality, innovation, and performance. Our competitive approach centers on operating, developing, and acquiring a diversified portfolio of leading brands that serve attractive segments of the powerboat industry. Supported by our ability to attract, develop, and retain high-performing employees, we compete by focusing relentlessly on delivering the best overall ownership experience, refining efficient production methods that yield innovative products, and distributing those products through a well-established network of independent dealers.

Each of our product categories face significant competition. The markets in which we compete range from relatively concentrated, such as the ski/wake category, to more fragmented, such as the pontoon, recreational fiberglass, and sport fishing categories. Our competitors likewise range from small, single-product businesses to large, diversified companies, and they include providers of alternative recreational products and leisure activities that compete for consumers' discretionary spending. Based on March 2026 data from Statistical Surveys, Inc. (“SSI”), our brands hold competitive market share positions across their respective categories, including category-leading positions.

Human Capital Resources

We have approximately 1,400 employees as of June 30, 2026, of whom 500 primarily work at our Performance and Wake segment facility in Tennessee, 200 primarily work at our Leisure segment facility in Michigan, and 700 primarily work at our Recreation and Sport Fishing segment facility in Georgia. None of our employees are unionized or subject to collective bargaining agreements.

One of our strategic priorities is developing a high-performing work organization and work environment that is consumer-focused and attracts and retains superior employees. We strive to offer our employees career-specific tools, training, resources, and support development opportunities. We utilize a talent management process, which includes performance appraisal and development planning. We are also deeply invested in attracting and developing the next generation of workforce talent to the boating industry. We’ve partnered with local community and technical colleges by developing training programs to position graduates for jobs in the boating industry upon graduation.

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

Environmental, Safety, and Regulatory Matters

Our operations are subject to extensive and frequently changing federal, state, local, and foreign laws and regulations, including those concerning product safety, environmental protection, climate and chemical reporting, and occupational health and safety. We believe that our operations and products are in compliance with these regulatory requirements. Historically, the cost of achieving and maintaining compliance with applicable laws and regulations has not been material. However, we cannot provide assurance that future costs and expenses required for us to comply with such laws and regulations, including any new or modified regulatory requirements, or to address newly discovered environmental conditions, will not have a material adverse effect on our business, financial condition, operating results, or cash flows.

Specifically, as a result of the Marine Products Transaction, we may become subject to SB 261 in the state of California, which requires covered U.S. entities doing business in California to publish biennial climate-related financial risk reports. Enforcement of this legislation is enjoined pending appeal and the applicability and timing of the legislation remain subject to litigation, rulemaking and legal change. Our compliance with this legislation could require enhanced systems, controls, and reporting and entail additional costs.

Additionally, we are or may become subject to evolving laws related to per- and polyfluoroalkyl substances (“PFAS”) product content, reporting, sales, and remediation. The Toxic Substances Control Act requires certain historical PFAS reporting, with the reporting window expected to be in early 2027, federal and state PFAS regulations and requirements continue to evolve. If PFAS are present in our products, manufacturing process, materials or supply chain, we may need to assess, report, modify our products or processes, or investigate conditions.

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

Other Information

We were incorporated under the laws of the State of Delaware under the name MCBC Holdings, Inc. on January 28, 2000. In July 2015, we completed an initial public offering of our common stock. Effective November 7, 2018, the name of the Company was changed from MCBC Holdings, Inc. to MasterCraft Boat Holdings, Inc. We maintain a website with the address https://investors.mcbh.com/. We are not including the information contained in our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available, free of charge through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports as soon as reasonably practicable after we electronically file these materials with, or otherwise furnish them to, the SEC. We also use our website as a means of disclosing additional information, including for complying with our disclosure obligations under the SEC’s Regulation FD (Fair Disclosure).

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

In times of economic uncertainty or recession, consumers tend to have less discretionary income and to defer significant spending on non-essential items, which may adversely affect our financial performance. The economic uncertainty caused by (i) general economic conditions, (ii) the impact of inflation and elevated interest rates, (iii) labor shortages, (iv) supply chain disruptions, (v) rapid changes in trade policy and tariffs, (vi) political uncertainty and regional or global conflicts (vii) public health crises, pandemics, or national emergencies and (viii) actions and stimulus measures adopted by local, state and federal governments may lead to unfavorable business outcomes. We continue to develop our portfolio of brands, but our business remains cyclical and sensitive to consumer spending on new boats.

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

The market prices of certain materials and components used in manufacturing our products, especially resins that are made with hydrocarbon feedstocks, fiberglass, aluminum, lumber, and steel, can be volatile. Significant increases in inflation, particularly those related to wages and increases in the cost of raw materials, have, and may continue to have, an adverse impact on our business, financial condition, and results of operations. Inflation has remained persistent in the United States and globally in recent years due in part to global supply chain issues and elevated energy prices, among other factors.

In addition, the existence of inflation in certain economies has resulted in, and may continue to result in, elevated interest rates. Although the U.S. Federal Reserve held the federal funds rate steady through much of the first half of calendar year 2025 and cut rates in the second half of calendar year 2025, amid persistent inflation concerns and trade policy uncertainty, it may raise rates as it previously did in calendar years 2022 and 2023. As a result, it remains to be seen whether interest rates will stabilize, increase or decrease, either globally or in the United States specifically. Inflation, along with elevated interest rates, could translate into an increased cost of boat ownership for new boat buyers, who often finance their purchases. Should inflation continue to occur and interest rates remain elevated, prospective consumers may choose to forego or delay their purchases or buy a less expensive boat in the event credit is not available to finance their boat purchases.

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

Our results of operations can be directly affected, positively and negatively, by volatility in the cost and availability of energy, which is subject to global supply and demand and other factors beyond our control. Prices for crude oil, natural gas and other energy supplies, from time to time, have been subject to high volatility, including as a result of geopolitical factors or otherwise. Further, the global clean energy movement may also reduce the availability of fossil fuels, which may in turn cause increases to energy costs. Higher energy costs result in increases in operating expenses at our manufacturing facilities, in the expense of shipping raw materials to our facilities, and in the expense of shipping products to our dealers. In addition, increases in energy costs may adversely affect the pricing and availability of petroleum-based raw materials, such as resins and foams that are used in our products. The military conflict in Iran has caused, and may continue to cause, material supply chain disruptions resulting in significant increases in fuel prices. Any escalation of hostilities in the Middle East could further disrupt global oil and natural gas supply and related infrastructure, leading to additional significant increases and volatility in fuel prices. Higher fuel prices may also have an adverse effect on demand for our boats, as they increase cost of boat ownership and possibly affect product use. Higher fuel prices may also have an effect on consumer preferences, which could cause a shift from traditional fuel-powered boats to electric boats.

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

Weakening demand for marine products could hurt our dealers’ financial performance. In particular, reduced cash flow from decreases in sales and tightening credit markets could impair dealers’ ability to fund operations. Inability to fund operations can force dealers to cease business, and we may be unable to obtain alternate distribution in the vacated market. An inability to obtain alternate distribution could unfavorably affect our net sales through reduced market presence. If economic conditions deteriorate, we anticipate that dealer failures or voluntary market exits would increase, especially if overall retail demand materially declines. Additionally, the deterioration in the health of competitors’ dealers has and may again in the future negatively impact the marketplace, including our dealers, by causing boat inventories at those dealers to be deeply discounted or relocated to other geographical areas, resulting in elevated inventories our dealers are competing against.

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

During fiscal 2025, we made the strategic decision to reduce field inventories in order to rebalance inventory held by our dealers in light of industry headwinds and weakness in retail demand. The planned reduction is substantially complete and we intend to align field inventories more closely with retail demand on a go-forward basis. Our profitability depends, in part, on our ability to spread fixed costs over a sufficiently large number of products sold and shipped. If retail demand does not materialize as expected, we may again be required to reduce field inventories, which would negatively impact our gross and net margins. Failure to adjust manufacturing levels adequately for seasonal retail sales patterns and other macroeconomic conditions, decreased demand or the need to reduce production may have a material adverse effect on our financial condition and results of operations.

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

In addition, we have made strategic capital investments in capacity expansion activities to successfully capture growth opportunities and enhance product offerings, including brand relocation and plant expansions and acquisitions. For example, in connection with the Marine Products Transaction, we acquired a new manufacturing facility in Nashville, Georgia for the production of the recreational and sport fishing boats in our Chaparral and Robalo brands. We’ve also made strategic divestments of manufacturing assets, such as our Merritt Island manufacturing facility during fiscal 2025, to optimize our cost structure and direct resources toward other long-term initiatives. Moving production to a different plant, expanding capacity at an existing facility (as the result of a disruption at one of our other facility or otherwise), and integrating a newly acquired facility involves risks, including difficulties initiating production within the cost and timeframe estimated, supplying product to customers when expected, integrating new products, inserting or maintaining engineering, technological and manufacturing product expertise, and attracting sufficient skilled labor to handle additional production demands. If we fail to meet these objectives, it could adversely affect our ability to meet customer demand for products and increase the cost of production versus projections, both of which could result in a significant adverse impact on operating and financial results. Additionally, plant expansion can result in manufacturing inefficiencies, additional expenses, including higher wages or severance costs, and cost inefficiencies, which could negatively impact financial results. In addition, with respect to acquired facilities, there can be no assurance that all potential instances of environmental or other liabilities have been identified, even for properties where an environmental site assessment has been conducted. Future events, such as changes in existing laws or policies or their enforcement, or the discovery of currently unknown contamination, may give rise to future remediation liabilities that may be material.

Adverse weather conditions and climate change events can have a negative effect on revenues.

Changes in seasonal weather conditions can have a significant effect on our operating and financial results. Sales of our boats are typically stronger just before and during spring and summer, and favorable weather during these months generally has had a positive effect on consumer demand. Conversely, unseasonably cool weather, excessive rainfall, or drought conditions during these periods can reduce or change the timing of demand. Climate change could have an impact on longer-term natural weather trends, resulting in environmental changes including, but not limited to, increases in severe weather, changing sea levels, changes in sea, land and air temperatures, poor water conditions, or reduced access to water. Such environmental changes could adversely impact customer and dealer network infrastructures, which could disrupt or negatively affect our business.

Catastrophic events, including natural and environmental disasters, acts of terrorism, or civil unrest, could have a negative effect on our operations and financial results.

We rely on the continuous operation of our manufacturing facilities for the production of our products. Each of our brands is only manufactured at one of our three manufacturing facilities. Any natural disaster or other serious disruption to our facilities due to fire, snow, flood, earthquake, pandemics, civil insurrection or social unrest or any other unforeseen circumstance could interrupt production, damage work-in-process and finished good inventory, and delay deliveries to our dealer network from that facility or result in impairment charges in the corresponding segment, any of which could adversely affect our business, financial condition, and results of operations.

Hurricanes, floods, earthquakes, storms, and catastrophic natural or environmental disasters, as well as acts of terrorism or civil unrest, could also disrupt our distribution channel, operations, or supply chain and decrease consumer demand. If a catastrophic event takes place in one of our major sales markets, our sales could be diminished and our insurance may not adequately cover losses from such disruptions. Additionally, if such an event occurs near our business locations, manufacturing facilities or key supplier facilities, business operations, and/or operating systems could be interrupted.

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

We believe that our consumers look for and expect quality, innovation, and advanced features when evaluating and making purchasing decisions about products and services in the marketplace. Our ability to remain competitive and meet our growth objectives may be adversely affected by difficulties or delays in product development, such as an inability to develop viable new or redesigned products, gain market acceptance of new or redesigned products, generate sufficient capital to fund new or redesigned product development, or obtain adequate intellectual property protection for new or redesigned products. To meet ever-changing consumer demands, both timing of market entry and pricing of new or redesigned products are critical. For example, we launched our redesigned X24 and our all new X22 and X23 products in fiscal 2026. The introduction of new brands or other new or redesigned products may not be introduced in a timely or cost-effective manner, may contain defects or may not meet consumer demands to the extent necessary to keep us competitive in all markets that we serve. Furthermore, we must continue to meet or exceed consumers’ expectations regarding product quality and after-sales service or our operating results could suffer.

Divestitures and similar strategic transactions may materially and adversely affect our business or results of operations.

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

Our financial results may be adversely affected by our third-party suppliers’ increased costs, inability to adjust for our required production levels due to changes in demand or global supply chain disruptions, or our inability to maintain relationship with new suppliers.

We rely on a complex global supply chain of third parties to supply raw materials used in the manufacturing process, including resins, fiberglass, aluminum, lumber and steel, as well as product parts and components. The prices for these raw materials, parts, and components fluctuate depending on market conditions and, in some instances, commodity prices or trade policies, including tariffs. Our supply could experience industry consolidation, which could increase the prices of raw materials, parts and components. Where we rely on a limited number of suppliers or a single supplier, the risk of supplier loss due to industry consolidation or a decline in financial performance is enhanced. Substantial increases in the prices of raw materials, parts, and components would increase our operating costs, and could reduce our profitability if we are unable to recoup the increased costs through higher product prices or improved operating efficiencies. Similarly, if a critical supplier were to close its operations, cease manufacturing, or otherwise fail to deliver an essential component necessary to our manufacturing operations, that could detrimentally affect our ability to manufacture and sell our products, resulting in an interruption in business operations and/or a loss of sales.

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

In addition, our success following the completion of the Marine Products Transaction depends on our ability to retain Marine Products’ suppliers, as well as our ability to maintain relationships with the new suppliers. The Marine Products Transaction may create uncertainty among the previous Marine Products suppliers, leading them to re-evaluate their business relationships, including re-evaluations relating to concerns about changes in purchasing volumes, payment terms, or the combined company’s financial stability. If suppliers decide to terminate or renegotiate their agreements, it could lead to increased costs or disruptions in supply chain. Furthermore, we may face challenges in integrating and harmonizing supplier management processes, which could impact the quality of relationships and the ability to achieve operational efficiencies.

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

The talents and efforts of our employees, particularly key managers, are vital to our success. We have observed an overall tightening and increasingly competitive labor market in recent years, which could inhibit our ability to recruit, train and retain employees we require at efficient costs and could lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees. Our management team has significant industry experience and would be difficult to replace. We may be unable to retain them or to attract other highly qualified employees. Additionally, our employees and the employees previously employed by Marine Products prior to the Marine Products Transaction may experience uncertainty about their future roles and may decide not to remain with us as a result of the Marine Products Transaction. Failure to hire, develop, and retain highly qualified employee talent and to develop and implement an adequate succession plan for the management team could disrupt our operations and adversely affect our business and our future success. We perform an annual review of management succession plans with our board of directors (the “Board”), including reviewing executive officer and other important positions to substantially mitigate the risk associated with key contributor transitions, such as our Chief Financial Officer leadership transition at the beginning of fiscal 2026, but we cannot ensure that all transitions will be implemented successfully.

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

The premium performance sport boat and outboard boat categories and the powerboat industry as a whole are highly competitive for consumers and dealers. We also compete against consumer demand for used boats. Competition affects our ability to succeed in both the markets we currently serve and new markets that we may enter in the future. Competition is based primarily on brand name, price, product selection, and product performance. We compete with several large manufacturers that may have greater financial, marketing, and other resources than we do and who are represented by dealers in the markets in which we now operate and into which we plan to expand. We also compete with a variety of small, independent manufacturers. Following the Marine Products Transaction, we now compete across additional product categories, including fiberglass sport boats, center console fishing boats, bay boats, and dual console boats, where we face competition from large national and regional manufacturers such as Brunswick Corporation, Malibu Boats, Inc., Sea Hunt Boats, and Regal Marine Industries, Inc., as well as numerous smaller, privately held manufacturers. In addition, certain of our Chaparral models compete in the wake and surf category alongside our MasterCraft brand, which may result in intra-company competition that could affect the sales or pricing of products within our portfolio. We cannot provide assurance that we will not face greater competition from existing large or small manufacturers or that we will be able to compete successfully with new competitors. Our failure to compete effectively with our current and future competitors would adversely affect our business, financial condition, and results of operations.

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

Although we employ quality control procedures, sometimes a product is distributed that needs repair or replacement. Our standard warranties require us or our dealers to repair or replace defective products during such warranty periods at no cost to the consumer. The Company’s warranty programs vary by brand and segment and may result in different warranty cost profiles and reserve requirements. Historically, product recalls have been administered through our dealers and distributors. The repair and replacement costs we could incur in connection with a recall could adversely affect our business. In addition, product recalls could harm our reputation and cause us to lose consumers, particularly if recalls cause consumers to question the safety or reliability of our products.

An inability to identify and complete targeted acquisitions, as well as an inability to timely and successfully integrate completed acquisitions, such as the Marine Products Transaction, could negatively impact financial results and/or adversely affect our internal controls.

We have, and may in the future again, explore acquisitions and strategic alliances that will enable us to acquire complementary skills and capabilities, offer new products, expand our consumer base, enter new product categories or geographic markets, and obtain other competitive advantages. We cannot provide assurance, however, that we will identify acquisition candidates or strategic partners that are suitable to our business, obtain financing on satisfactory terms, or complete acquisitions or strategic alliances. In managing our acquisition strategy, we conduct rigorous due diligence, involve various functions, and continually review target acquisitions, all of which we believe mitigates some of our acquisition risks.

On May 15, 2026, we completed the acquisition of Marine Products Corporation, adding the Chaparral and Robalo brands and establishing our Recreation and Sport Fishing segment. However, we cannot assure that additional suitable acquisitions will be identified or consummated or that, if consummated, they will be successful. Acquisitions include a number of risks, including our ability to project and evaluate market demand, realize potential synergies and cost savings, and make accurate accounting estimates, as well as diversion of management attention. Uncertainties exist in assessing the value, risks, profitability, and liabilities associated with certain companies or assets, negotiating acceptable terms, obtaining financing on acceptable terms, and receiving any necessary regulatory approvals. As we continue to grow, in part, through acquisitions, our success depends on our ability to anticipate and effectively manage these risks. Our failure to successfully do so could have a material adverse effect on our financial condition and results of operations.

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
•
diversion of management attention; and
•
difficulties retaining employees.

If we fail to timely and successfully integrate new businesses, including Marine Products, into existing operations, we may see higher costs, lost sales, or otherwise diminished earnings and financial results.

In addition, the integration of acquired businesses, including Marine Products, may result in our systems and controls becoming increasingly complex and more difficult to manage, regardless of whether such acquired business was previously privately or publicly held. The integration of acquired businesses may also result in material challenges to our control environment, including: unanticipated issues in integrating financial reporting, information technology infrastructure; and harmonizing the companies’ operating practices, internal controls, compliance programs and other policies, procedures, and processes. We may also encounter difficulties in addressing possible differences in business backgrounds, corporate cultures and management philosophies, and maintaining adequate staffing, which could potentially pose challenges in the implementation and operation of controls. We may also identify or fail to identify potential deficiencies in internal controls at the acquired or combined business. The integration of the internal controls relating to the business acquired through the Marine Products Transaction into ours is currently ongoing. We have excluded the acquisition of Marine Products from our evaluation of internal control over financial reporting for the fiscal year ended June 30, 2026. This exclusion is in accordance with the U.S. Securities and Exchange Commission’s guidance permitting a company to exclude an acquired business from management's assessment of the effectiveness of internal control over financial reporting for up to one year following the acquisition.

The Chaparral and Robalo brands acquired in the Marine Products Transaction expand our operations into product categories and markets in which we have limited prior experience.

The Marine Products Transaction expanded our operations into sterndrive sport boats and saltwater sport fishing boats, categories in which we have limited prior operating experience, and added a coastal dealer network that overlaps in part with our existing network. We may not accurately anticipate consumer preferences, competitive dynamics, or dealer expectations in these categories, and dealer overlap could result in the loss of dealers in certain markets.

Negative public perception of our products, our sustainability practices or restrictions on the access or the use of our products in certain locations could materially adversely affect our business or results of operations.

Demand for our products depends in part on their acceptance by the public. Public concerns about the perceived safety of our products, particularly with respect to concerns about presence or use of regulated substances such as PFAS chemicals, or the environmental impact, particularly with respect to shoreline preservation, or our sustainability practices generally, could result in diminished public perception of the products we sell. Government, media, or activist pressure to limit emissions could also negatively impact consumers’ perceptions of our products. Any decline in the public acceptance of our products could negatively impact their sales or lead to changes in laws, rules and regulations that prevent access to certain locations or restrict use or manner of use in certain areas or during certain times, which could also negatively impact sales. Any material decline in the public acceptance of our products could impact our ability to retain existing consumers or attract new ones which, in turn, could have a material adverse effect on our business, results of operations or financial condition.

Our business operations could be negatively impacted by an outage or breach of our information technology systems, network disruptions, or a cybersecurity event.

We manage our business operations through a variety of information technology systems and their underlying infrastructure, which we continually enhance to increase efficiency and security. In addition to the disruptions in our information technology systems, intentional or inadvertent insider personnel misconduct, cybersecurity threats and sophisticated and targeted cyberattacks pose a risk to our information technology systems. We have established security policies, processes, and defenses, including employee awareness training regarding phishing, malware, and other cyber risks, designed to help identify and protect against intentional and unintentional misappropriation or corruption of our information technology systems and information and disruption of our operations. Additionally, we maintain quarterly discussions with our Board to address cyber risks and system and process enhancements. Despite these efforts, our information technology systems may be damaged, disrupted, or shut down due to attacks by unauthorized access, malicious software, computer viruses, undetected intrusion, hardware failures, or other events, and in these circumstances our disaster recovery plans may be ineffective or inadequate. The techniques and sophistication used to conduct cyberattacks and breaches of information technology systems change frequently, including as a result of the deployment of evolving artificial intelligence (“AI”) and machine learning tools used to identify vulnerabilities and create more effective phishing attempts, and have the potential to not be recognized until such attacks are launched or have been in place for a period of time. These breaches or intrusions could lead to business interruption, exposure of proprietary or confidential information, data corruption, damage to our reputation, exposure to legal and regulatory proceedings, and other costs. Further, while we perform due diligence prior to acquisitions and take actions to safeguard the businesses that we acquire, these businesses may not have invested as significantly as we do in security and technology and may be more susceptible to cybersecurity incidents, which may make us more vulnerable to cybersecurity incidents as well. A security breach might also lead to violations of privacy laws, regulations, trade guidelines or practices related to our customers and associates and could result in potential claims from customers, associates, shareholders, or regulatory agencies. Any failure to maintain compliance with such laws, regulations, trade guidelines or practices may cause us to incur significant penalties and generate negative publicity, and may require us to change our business practices, increase our costs or otherwise adversely affect our business. Such events could adversely impact our reputation, business, financial position, results of operations, and cash flows. In addition, we could be adversely affected if any of our significant customers or suppliers experiences any similar events that disrupt their business operations or damage their reputation.

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

There is substantial uncertainty with respect to trade policies, enforcement and treaties between the U.S. and other countries. During fiscal 2025 and 2026, the U.S. government implemented broad tariffs on imported good and components, including baseline duties of 10% or higher with certain country-specific rates substantially exceeding those levels, with certain exemptions. Certain tariff actions have been challenged in court, creating additional legal uncertainty regarding the scope, validity, timing and potential recovery of tariff payments. These actions have resulted in, and are expected to further result in, foreign governments taking retaliatory trade actions, which has, and could continue to, increase the pricing of our products and result in decreased consumer demand for our products outside of the United States, which has, and could continue to, materially and adversely affect our business and results of operations. For example, tariffs have increased the cost of certain raw materials, particularly aluminum. To mitigate incremental tariff costs, during fiscal 2026 we implemented a tariff surcharge on dealer invoices for our MasterCraft brand products. These mitigation efforts may not be successful if implemented in fiscal 2027 or for the products of our other brands and competitive conditions, dealer resistance, or further changes to trade policy may prevent us from continuing to recover these costs, which would adversely affect our margins.

Tariff measures, including certain reciprocal tariffs, have been introduced, modified, suspended, and reinstated on numerous occasions, pending negotiations with the relevant countries. As a result, there continues to be significant uncertainty regarding the extent and duration of applicable tariffs, and their impact on the global economy. Any resulting economic downturns or market volatility may result in decreased consumer spending, which may adversely impact our industry. In response to consumer spending, we may decide to offer a higher amount of discounts and incentives than we have historically, which may adversely impact our operating results. In addition, any United States initiated tariffs on certain foreign goods, including raw materials, commodities, and products manufactured outside the United States that are used in our manufacturing processes may cause our manufacturing cost to rise, which would have a negative impact on our business and results of operations. We may submit tariff recovery claims through applicable customs or other governmental processes; however, the amount, timing and realization of any refunds, credits or other recoveries remain uncertain. If we are unable to mitigate any potential impacts through supply chain adjustments, pricing strategies, or other measures, our financial performance and growth prospects and/or our ability to create or execute our long-term plans or goals could be negatively affected.

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

We have, and could again in the future, be required to evaluate the recoverability of goodwill or trade names prior to the annual assessment if we experience business disruptions, unexpected significant declines in operating results, a divestiture of a significant component of our business, or declines in market capitalization. For example, during the fiscal 2026 fourth quarter, we performed an impairment evaluation of the Crest brand indefinite-lived trade name and definite-lived dealer network intangible assets as a result of impairment indicators and, based on our analyses, we recorded impairment charges of $4.1 million and $6.0 million related to the Crest dealer network and trade name, respectively, to reduce the assets to their estimated fair values.

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

As of June 30, 2026, the balance of total goodwill and indefinite lived intangible assets was $191.6 million, which represents approximately 38 percent of total assets and includes goodwill and intangible asset balances recognized as a result of the Marine Products

Transaction. The related purchase accounting remains subject to ongoing refinement. If the future operating performance of either the Company or individual operating segments is not sufficient, we could be required to record non-cash impairment charges. Impairment charges could substantially affect our reported earnings in the periods such charges are recorded. In addition, impairment charges could indicate a reduction in business value which could limit our ability to obtain adequate financing in the future.

Compliance with environmental, health, safety, data privacy and other regulatory requirements may increase costs and reduce demand for our products.

We are subject to federal, state, local, and foreign laws and regulations, including those concerning product safety, environmental protection, and occupational health and safety. Some of these laws and regulations require us to obtain permits and limit our ability to discharge hazardous materials into the environment and others, such as SB 261 in California and federal Toxic Substances Control Act, may require us to prepare and file or publish reports related to certain materials and their related hazards and/or environmental impacts. Failure to comply with these requirements could result in the assessment of fines and penalties, obligations to conduct remedial or corrective actions, or, in extreme circumstances, revocation of our permits or injunctions preventing some or all of our operations. In addition, the components of our boats must meet certain regulatory standards, including stringent air emission standards for boat engines. Failure to meet these standards could result in an inability to sell our boats in key markets, which would adversely affect our business. Moreover, compliance with these regulatory requirements could require enhanced systems and controls and/or increase the cost of our products, which in turn, may reduce consumer demand. Any public reports, if perceived negatively by the public, could also result in reputational harm

While we believe that we are in compliance with applicable federal, state, local, and foreign regulatory requirements, and hold all licenses and permits required thereunder, we cannot provide assurance that we will, at all times, be able to continue to comply with applicable regulatory requirements. Compliance with stringent regulatory and permit requirements may, in the future, cause us to incur substantial capital costs and increase our cost of operations, or may limit our operations, all of which could have a material adverse effect on our business or financial condition.

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

We are also subject to a broad and rapidly evolving set of global data privacy and data protection laws, including the European Union’s General Data Protection Regulation (“GDPR”), U.S. state-level privacy laws such as the California Consumer Privacy Act (“CCPA”), and similar regulations in other jurisdictions. Failure to comply with applicable laws could result in significant fines (including penalties of up to 4% of global annual revenue under GDPR), regulatory investigations, litigation, and reputational harm, as well as material costs related to remediation, customer attrition, and constraints on our ability to use data to support commercial operations. Any of these outcomes could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

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

Risks Relating to Ownership of our Common Stock

LOR, Inc. and its affiliates beneficially own approximately 20% of our outstanding common stock and have contractual rights to nominate directors to our Board, which may limit the ability of other stockholders to influence corporate matters.

In connection with the Marine Products Transaction, we entered into a Stockholders Agreement (the “Stockholders Agreement”) with LOR, Inc. and certain affiliated persons (the “Specified Stockholders”), pursuant to which the Specified Stockholders have the right to nominate up to two directors to our Board for so long as they beneficially own at least 15% of the total voting power of our outstanding common stock, and one director while they own at least 10% but less than 15%. Timothy C. Rollins and Callum C. Macgregor currently serve as the Specified Stockholders’ director designees. The Specified Stockholders’ interests may not always be aligned with those of our other stockholders, and their significant ownership position and board representation may enable them to exert substantial influence over matters submitted to a vote of stockholders, including the election of directors and approval of significant corporate transactions. In addition, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with LOR, Inc. that provides demand and piggyback registration rights for the resale of shares held by the Specified Stockholders. When transfer restrictions expire and the resale shelf registration statement becomes effective, sales of a substantial number of shares by the Specified Stockholders could adversely affect the market price of our common stock.

Inefficient or ineffective allocation of capital could adversely affect our operating results and/or shareholder value.

We strive to allocate capital in a manner that enhances shareholder value, lowers our cost of capital, or demonstrates our commitment to return excess capital to shareholders, while maintaining our ability to invest in strategic growth opportunities. In July 2023, the Board authorized a new share repurchase program under which we may repurchase up to $50 million of its outstanding shares of common stock. The new authorization became effective upon the expiration of our previously existing $50 million share repurchase authorization. We have and intend to continue to purchase shares under the repurchase authorization from time to time on the open market at the discretion of management, subject to strategic considerations, market conditions, and other factors. Repurchases under our share repurchase program will reduce the market liquidity for our stock, potentially affecting its trading volatility and price. Future share repurchases will also diminish our cash reserves, which may impact our ability to pursue attractive strategic opportunities. Therefore, if we do not properly allocate our capital or implement a successful cash management strategy, including with respect to returning value to our shareholders through this share repurchase authorization, we may fail to produce optimal financial results and experience a reduction in shareholder value.

Shareholders may be diluted by future issuances of common stock in connection with our incentive plans, acquisitions, or otherwise; future sales of such shares in the public market, or the expectations that such sales may occur, could lower our stock price.

Our amended and restated certificate of incorporation authorizes us to issue shares of common stock and options, rights, warrants, and appreciation rights relating to common stock for the consideration and on the terms and conditions established by our Board in its sole discretion, whether in connection with acquisitions or otherwise. For example, we issued a substantial number of shares of our common stock as consideration in connection with the Marine Products Transaction, which diluted the beneficial ownership of the holders of our common stock.

Any common stock that we issue in the future, including under our Second Amended and Restated MasterCraft 2015 Incentive Award Plan or other equity incentive plans that we may adopt in the future, would further dilute the percentage ownership of holders of our common stock and subsequent resales could adversely affect our stock price. Additionally, the parties to the Registration Rights

Agreement, have certain registration rights with respect to our common stock. If such parties exercise their registration rights, the market price of our common stock could drop if the holders of these shares sell them or are perceived by the market as intending to sell. These factors could also make it more difficult for us to raise additional funds through future offerings of our common stock or other securities.

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

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across our enterprise risk management program to other legal, compliance, strategic, operational and financial risk areas. Though the processes, policies, procedures, operations, technologies, and systems acquired in connection with the Marine Products Transaction remain to be fully integrated into our overall enterprise risk management program, such integration will be an important focus during the Transition Period.

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

As of the date of this Form 10-K, we have not identified risks from known cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations or financial condition. See Part 1, Item 1A. “Risk Factors - Risks Relating to Our Business – Our business operations could be negatively impacted by an outage or breach of our information technology systems, network disruptions, or a cybersecurity event.”

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (the “Committee”) oversight of cybersecurity and other information technology risks. The Committee oversees management’s implementation of our cybersecurity risk management program.

The Committee receives quarterly reports from management on our cybersecurity risks, and also receives, at least annually, a detailed briefing from management on our cyber risk management program’s status including all strategic initiatives. In addition, management updates the Committee, as necessary, regarding potentially significant cybersecurity incidents consistent with written escalation protocols, as well as incidents with lesser potential impact. The Committee members also receive presentations on cybersecurity topics from our Chief Information Officer (“CIO”), who also serves as our Chief Information Technology Architect & Chief Information Security Officer (“CISO”), internal security staff or external experts as part of the Board’s continuing education on topics that impact public companies. The Committee also considers the evolution of different cybersecurity threats, including through artificial intelligence. The Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cyber risk management program.

Our cybersecurity management team, led by our CIO, supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us, and reports produced by security tools deployed in the IT environment. Our CIO reports to the Company’s Chief Financial Officer, as well as to the Board and Audit Committee. The CIO has served as our CISO for five years and has more than 20 years of experience in various roles involving managing cybersecurity functions, developing strategies to protect privacy, customer safety and intellectual property, and developing key capabilities such as product security engineering, risk management and cybersecurity governance. The CIO holds a bachelor’s degree in computer science and various certifications which include Certified Ethical Hacker and Certified Chief Information Security Officer, and has 25-plus years of previous software and hardware systems engineering experience.

ITEM 2. PROPERTIES.

As of June 30, 2026, all our MasterCraft boats and trailers are manufactured and lake-tested at our 310,000 square-foot manufacturing facility located on approximately 65 acres of lakefront land in Vonore, Tennessee. We also lease a 3,000 square-foot warehouse facility in West Yorkshire, England for warehousing of parts. All our Crest and Balise boats are manufactured in our 270,000 square-foot manufacturing facility located on approximately 63 acres in Owosso, Michigan. All of our Chaparral and Robalo boats are manufactured in our 1,262,000 square-foot manufacturing facility located on approximately 212 acres in Nashville, Georgia.

ITEM 3. LEGAL PROCEEDINGS.

For a discussion of the Company’s legal proceedings, see Part IV – Item 15. – Note 13 Commitments and Contingencies to the Company’s Consolidated Financial Statements.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has been publicly traded on the NASDAQ Global Market under the symbol “MCFT” since July 17, 2015. Prior to that time, there was no public market for our common stock. As of September 4, 2026, we had approximately 113 registered holders per our transfer agent and 18,400 beneficial holders of record of our common stock.

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

On July 24, 2023, the Board authorized a new share repurchase program under which the Company may repurchase up to $50.0 million of its outstanding shares of common stock. The new authorization became effective upon the completion of the Company’s prior $50.0 million share repurchase authorization. As of June 30, 2026, $23.5 million remained available under the new authorization.

During the fiscal years ended June 30, 2026 and 2025, we repurchased approximately $2.3 million and $9.5 million of our common stock, respectively. During the three months ended June 30, 2026, the Company did not repurchase any shares of its common stock.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act of 1934, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any filing of ours under the Securities Act or the Exchange Act.

The following stock performance graph illustrates the cumulative total shareholder return on our common stock for the period from June 30, 2021 to June 30, 2026, as compared to the Russell 2000 Index and the Dow Jones US Recreational Products Index.

The comparison assumes (i) a hypothetical investment of $100 in our common stock and the two above mentioned indices on June 30, 2021 and (ii) the full reinvestment of all dividends. The comparisons in the graph are not intended to be indicative of possible future performance of our common stock.

Sources: MasterCraft Boat Holdings, Inc., Russell Investment Group, and Dow Jones & Company

Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding securities authorized for issuance under our equity compensation plans, see Note 12 – Share-Based Compensation in Item 8 and Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

This section generally discusses 2026 and 2025 items and year-to-year comparisons between 2026 and 2025. Discussions of 2024 items and year-to-year comparisons between 2025 and 2024 are not included in this Annual Report on Form 10-K and can be found in Item 7 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2025, which was filed with the SEC on August 27, 2025.

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

Overview

Discontinued Operations

In fiscal 2025, the Company completed the Aviara Transaction and the Aviara Facility Sale. In fiscal 2023, the Company sold its NauticStar business. The Company’s results for all periods presented, as discussed in Management’s Discussion and Analysis, are presented on a continuing operations basis. Results related to our Aviara and NauticStar reporting units are reported as discontinued operations for all periods presented. See Notes 1 and 3 in Notes to Consolidated Financial Statements for more information on discontinued operations.

Business Combination

On May 15, 2026, the Company completed the merger with Marine Products, pursuant to which each share of Marine Products common stock, par value $0.10 per share, was converted into the right to receive 0.232 shares of the Company’s common stock, par value $0.01 per share and $2.43 in cash, representing total merger consideration of approximately $284.2 million. The transactions of the merger are referred to herein as the “Marine Products Transaction.” Through the transaction, the Company acquired the Chaparral and Robalo brands and established a new Recreation and Sport Fishing reportable segment. The results of Marine Products have been included in the Company’s consolidated financial statements since May 15, 2026. See Note 4 to Consolidated Financial Statements for more information on business combinations.

Results of Operations

Amid an evolving geopolitical and macroeconomic landscape, the Company delivered increased net sales of $64.7 million and increased gross margin of 290 basis points for fiscal 2026, as discussed below.

We derived the consolidated statements of operations for the fiscal years ended June 30, 2026 and 2025 from our audited consolidated financial statements and related notes included elsewhere in this Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future.

Consolidated Results

	2026	2025	Change	% Change
(Dollar amounts in thousands)
Consolidated statements of operations:
NET SALES	$348,903	$284,203	$64,700	22.8%
COST OF SALES	269,124	227,338	41,786	18.4%
GROSS PROFIT	79,779	56,865	22,914	40.3%
OPERATING EXPENSES:
Selling and marketing	12,854	11,740	1,114	9.5%
General and administrative	53,305	32,093	21,212	66.1%
Amortization of other intangible assets	4,684	1,800	2,884	160.2%
Impairments	10,050	—	10,050	—
Total operating expenses	80,893	45,633	35,260	77.3%
OPERATING INCOME (LOSS)	(1,114)	11,232	(12,346)	(109.9%)
OTHER INCOME (EXPENSE):
Interest expense	(215)	(1,169)	954	(81.6%)
Interest income	2,747	3,472	(725)	(20.9%)
Loss on extinguishment of debt	(71)	—	(71)	0.0%
INCOME BEFORE INCOME TAX EXPENSE	1,347	13,535	(12,188)	(90.0%)
INCOME TAX EXPENSE	2,948	2,820	128	4.5%
INCOME (LOSS) FROM CONTINUING OPERATIONS	$(1,601)	$10,715	$(12,316)	(114.9%)
Additional financial and other data:
Unit sales volume:
Performance and Wake	1,639	1,548	91	5.9%
Leisure	716	745	(29)	(3.9%)
Recreation and Sport Fishing	310	—	310	—
Consolidated unit sales volume	2,665	2,293	372	16.2%
Net sales:
Performance and Wake	$271,177	$240,763	$30,414	12.6%
Leisure	$44,400	43,440	960	2.2%
Recreation and Sport Fishing	$33,326	—	33,326	—
Consolidated net sales	$348,903	$284,203	$64,700	22.8%
Net sales per unit:
Performance and Wake	$165	$156	$9	5.8%
Leisure	62	58	4	6.9%
Recreation and Sport Fishing	108	—	108	—
Consolidated net sales per unit	131	124	7	5.6%
Gross margin	22.9%	20.0%	290 bps

Net Sales. Net Sales increased 22.8 percent for fiscal 2026 when compared to fiscal 2025. The increase was a result of incremental net sales of $33.3 million sales generated in our Recreation and Sport Fishing segment as a result of the Marine Products Transaction, increased unit volumes, increased prices, favorable model mix and option sales, and decreased dealer incentives.

Gross Margin. Gross Margin percentage increased 290 basis points during fiscal 2026 when compared to fiscal 2025. Higher margins were primarily the result of increased net sales, as discussed above, combined with effective cost controls in our Performance and Wake and Leisure segments, partially offset by a $2.6 million inventory step-up charge related to the Marine Products Transaction.

Operating Expenses. Operating expenses increased 77.3 percent during fiscal 2026 when compared to the same prior year period primarily due to Marine Products Transaction costs, incremental costs incurred in our Recreation and Sport Fishing segment as a result of the transaction, order-backlog and dealer network amortization related to the transaction, non-cash impairment charges related to intangible assets in our Leisure segment as discussed below, ERP implementation costs, and increased variable compensation costs.

Interest Expense. Interest expense decreased $1.0 million, primarily reflecting the repayment of all borrowings under the 2021 Credit Agreement during the first six months of fiscal 2025. While the Company borrowed under its Revolving Credit Facility in connection with the Marine Products Transaction during fiscal 2026, those borrowings were subsequently repaid during the year.

Interest Income. Interest income decreased $0.7 million during fiscal 2026 primarily due to certain investment securities maturing with proceeds used in connection with funding the Marine Products Transaction.

Income Tax Expense. Our consolidated effective income tax rate was 22.6 percent for fiscal 2026, up from 20.8 percent for fiscal 2025. See Note 11 in Notes to Consolidated Financial Statements for more information.

Segment Results

Performance and Wake Segment

The following table sets forth Performance and Wake segment results for the fiscal years ended:

(Dollar amounts in thousands)	2026	2025	Change	% Change
Net sales	$271,177	$240,763	$30,414	12.6%
Operating income	21,538	20,658	880	4.3%
Purchases of property, plant and equipment	6,124	7,219	(1,095)	(15.2%)

Unit sales volume	1,639	1,548	91	5.9%
Net sales per unit	$165	$156	$9	5.8%

Net sales increased 12.6 percent during fiscal 2026, when compared to fiscal 2025. The increase was primarily driven by increased unit volumes, favorable model mix and option sales, increased prices, and decreased dealer incentives.

Operating income increased 4.3 percent during fiscal 2026, when compared to fiscal 2025, driven by increased net sales, as discussed above, partially offset by increased operating and transaction costs of $13.5 million, primarily related to Marine Products Transaction.

Leisure Segment

The following table sets forth Leisure segment results for the fiscal years ended:

(Dollar amounts in thousands)	2026	2025	Change	% Change
Net sales	$44,400	$43,440	$960	2.2%
Operating loss	(16,027)	(9,426)	(6,601)	70.0%
Purchases of property, plant and equipment	1,164	1,979	(815)	(41.2%)

Unit sales volume	716	745	(29)	(3.9%)
Net sales per unit	$62	$58	$4	6.9%

Net sales increased 2.2 percent during fiscal 2026, when compared to fiscal 2025, as a result of favorable option sales, increased prices, and decreased dealer incentives, partially offset by unfavorable model mix and decreased unit sales volume.

Operating losses increased to $16.0 million during fiscal 2026, compared to $9.4 million in fiscal 2025 The change was a result of non-cash impairment charges of $10.1 million related to the Crest brand intangible assets, partially offset by increased net sales, as discussed above, and effective cost controls. See Note 8 for further information related to impairment charges.

Recreation and Sport Fishing Segment

The following table sets forth Recreation and Sport Fishing segment results for the fiscal years ended:

(Dollar amounts in thousands)	2026	2025	Change	% Change
Net sales	$33,326	$—	$33,326	—
Operating loss	(6,625)	—	(6,625)	—
Purchases of property, plant and equipment	836	—	836	—

Unit sales volume	310	—	310	—
Net sales per unit	$108	$—	$108	—

As the segment was newly established in 2026 as a result of the Marine Products Transaction, there are no comparable prior-year results for year-over-year analysis. For the period from May 15, 2026, through June 30, 2026, the segment contributed net sales of $33.3 million and an operating loss of $6.6 million. The operating loss included a $2.6 million inventory step-up charge, $2.9 million of amortization expense for order-backlog and dealer network, and other transaction related costs. See Note 4 to Consolidated Financial Statements for more information on business combinations.

Non-GAAP Measures

EBITDA, Adjusted EBITDA, EBITDA Margin, and Adjusted EBITDA Margin

We define EBITDA as income from continuing operations, before interest, income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA further adjusted to eliminate certain non-cash charges or other items that we do not consider to be indicative of our core and/or ongoing operations. For the periods presented herein, these adjustments include share-based compensation, senior leadership transition and organizational realignment costs, Enterprise resource planning (“ERP”) implementation costs, Marine Products Transaction costs, impairments, and inventory step-up as described in more detail below. We define EBITDA margin and Adjusted EBITDA margin as EBITDA and Adjusted EBITDA, respectively, expressed as a percentage of Net sales.

Adjusted Net Income and Adjusted Net Income Per Share

We define Adjusted Net Income and Adjusted Net Income per share as income from continuing operations adjusted to eliminate certain non-cash charges or other items that we do not consider to be indicative of our core and/or ongoing operations and reflecting income tax expense on adjusted net income before income taxes at our estimated annual effective tax rate. For the periods presented herein, these adjustments include other intangible asset amortization, share-based compensation, senior leadership transition and organizational realignment costs, ERP implementation costs, Marine Products Transaction costs, impairments, and inventory step-up.

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

The following table presents a reconciliation of income from continuing operations as determined in accordance with U.S. GAAP to EBITDA and Adjusted EBITDA, and income from continuing operations margin (expressed as a percentage of net sales) to Adjusted EBITDA margin (expressed as a percentage of net sales) for the periods indicated:

		% of Net		% of Net		% of Net
(Dollar amounts in thousands)	2026	sales	2025	sales	2024	sales
Income (loss) from continuing operations	$(1,601)	-0.5%	$10,715	3.8%	$23,243	7.2%
Income tax expense	2,948		2,820		6,730
Interest expense	215		1,169		3,292
Interest income	(2,747)		(3,472)		(5,789)
Depreciation and amortization	13,652		9,579		8,375
EBITDA	12,467	3.6%	20,811	7.3%	35,851	11.1%
Share-based compensation	4,113		2,915		2,602
Senior leadership transition and organizational realignment costs(a)	196		659		1,708
ERP implementation costs(b)	999		—		—
Marine Products Transaction costs(c)	15,249		—		—
Impairments(d)	10,050		—		—
Inventory step-up(e)	2,556		—		—
Adjusted EBITDA	$45,630	13.1%	$24,385	8.6%	$40,161	12.5%

The following table sets forth a reconciliation of income from continuing operations as determined in accordance with U.S. GAAP to Adjusted Net Income for the periods indicated:

(Dollar amounts in thousands, except per share data)	2026	2025	2024
Income (loss) from continuing operations	$(1,601)	$10,715	$23,243
Income tax expense	2,948	2,820	6,730
Amortization of acquisition intangibles	4,684	1,800	1,812
Share-based compensation	4,113	2,915	2,602
Senior leadership transition and organizational realignment costs(a)	196	659	1,708
ERP implementation costs(b)	999	—	—
Marine Products Transaction costs(c)	15,249	—	—
Impairments(d)	10,050	—	—
Inventory step-up(e)	2,556	—	—
Adjusted Net Income before income taxes	39,194	18,909	36,095
Adjusted income tax expense(f)	9,014	3,782	7,219
Adjusted Net Income	$30,180	$15,127	$28,876

Adjusted Net Income per share:
Basic	$1.76	$0.92	$1.71
Diluted	$1.76	$0.92	$1.69
Weighted average shares used for the computation of(g):
Basic Adjusted Net Income per share	17,162,850	16,428,485	16,930,348
Diluted Adjusted Net Income per share	17,162,850	16,525,773	17,038,305

The following table presents the reconciliation of income from continuing operations per diluted share to Adjusted net income per diluted share for the periods presented:

	2026	2025	2024
Income (loss) from continuing operations per diluted share	$(0.09)	$0.65	$1.36
Impact of adjustments:
Income tax expense	0.17	0.17	0.39
Amortization of acquisition intangibles	0.27	0.11	0.11
Share-based compensation	0.24	0.18	0.15
Senior leadership transition and organizational realignment costs(a)	0.01	0.04	0.10
ERP implementation costs(b)	0.06	—	—
Marine Products Transaction costs(c)	0.89	—	—
Impairments(d)	0.59	—	—
Inventory step-up(e)	0.15	—	—
Adjusted Net Income per diluted share before income taxes	2.29	1.15	2.11
Impact of adjusted income tax expense on net income per diluted share before income taxes(f)	(0.53)	(0.23)	(0.42)
Adjusted Net Income per diluted share	$1.76	$0.92	$1.69

The following table presents a reconciliation of net cash flows by operating activities of continuing operations as determined in accordance with U.S. GAAP to Free Cash Flow for the periods presented:

	2026	2025	2024

Net cash provided by operating activities of continuing operations	$30,404	$38,222	$12,200
Less:
Purchases of property, plant and equipment	(8,124)	(9,198)	(10,525)
Free cash flow	$22,280	$29,024	$1,675

(a)
Represents amounts paid for legal fees and recruiting costs associated with the CEO and CFO transitions, as well as one-time severance costs incurred as part of the Company’s strategic organizational realignment undertaken in connection with the transitions.
(b)
Represents consulting costs related to the implementation of our enterprise resource planning system.
(c)
Represents non-recurring third-party business development, consulting and legal costs and debt extinguishment costs related to the Marine Products Transaction.

(d)
Represents non-cash charges recorded in our Leisure segment for impairment of other intangible assets. See Note 8 within Notes to the Consolidated Financial Statements for more information on impairment charges.
(e)
Represents an inventory step-up charge related to the Marine Products Transaction.
(f)
Reflects income tax expense at a tax rate of 23.0% for 2026, and 20.0% for 2025 and 2024.
(g)
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

Cash and cash equivalents totaled $43.9 million as of June 30, 2026, an increase of $15.0 million from $28.9 million as of June 30, 2025. There were no short-term investments as of June 30, 2026, compared to $50.5 million as of June 30, 2025. Net changes in Cash and cash equivalents and Short-term investments include certain investment securities maturing with proceeds used in connection with funding the Marine Products Transaction. Refer to Note 4 — Business Combinations in the Notes to Consolidated Financial Statements for further details.

In connection with the Marine Products Transaction, the Company temporarily borrowed approximately $25.0 million under the Revolving Credit Facility to ensure liquidity during the transaction closing process. The outstanding balance was subsequently repaid prior to June 30, 2026. Accordingly, as of June 30, 2026 and 2025, we had no long-term debt outstanding and $75 million and $100.0 million, respectively, available borrowing capacity under the Revolving Credit Facility. Refer to Note 10 – Long-Term Debt in the Notes to Consolidated Financial Statements for further details.

On July 24, 2023, the Board authorized a new share repurchase program under which the Company may repurchase up to $50.0 million of its outstanding shares of common stock. The new authorization became effective upon the completion of the Company’s previously existing $50.0 million share repurchase authorization. As of June 30, 2026, $23.5 million remained available under the new authorization.

During fiscal 2026 and fiscal 2025, the Company repurchased 116,370 shares and 531,970 shares of common stock for $2.3 million and $9.5 million, respectively, in cash, including related fees and expenses.

The following table and discussion below relate to our cash flows from continuing operations for operating, investing, and financing activities:

(Dollar amounts in thousands)	2026	2025	2024
Total cash provided by (used in):
Operating activities	$30,404	$38,222	$12,200
Investing activities	(11,409)	20,044	4,051
Financing activities	(4,157)	(60,097)	(23,135)
Net change in cash and cash equivalents from continuing operations	$14,838	$(1,831)	$(6,884)

Fiscal 2026 Cash Flow from Continuing Operations

Net cash provided by operating activities was $30.4 million, primarily due to net loss adjusted for non-cash items and favorable changes in working capital. Working capital is defined as accounts receivable, income tax receivable, inventories, and prepaid expenses and other current assets net of accounts payable, income tax payable, and accrued expenses and other current liabilities as presented in the consolidated balance sheets, excluding the impact of acquisitions and non-cash adjustments. Favorable changes in working capital primarily consisted of an increase in accounts payable and decrease in inventories, partially offset by a decrease in income tax payable and an increase in accounts receivable and prepaid expenses and other current assets. Accounts payable increased due to timing of professional fee payments related to the Marine Products Transaction and timing of purchases at the end of the period compared to the prior-year period. Inventories decreased primarily due to the inventory step-up charge related to the Marine Products Transaction. Income tax payable decreased during the period; refer to Note 11 – Income Taxes in the Notes to Consolidated Financial Statements for further details. Accounts receivable increased due to timing of sales at the end of the period compared to the end of the prior-year period. Prepaid expenses and other current assets increased due to additional prepaid insurance related to the Marine Products Transaction and increased prepaid IT and sales-related expenditures.

Net cash used in investing activities was $11.4 million, which included $54.1 million for business combinations, net of cash acquired, and $8.1 million in capital expenditures, partially offset by net proceeds of $50.8 million from available-for-sale securities. Our capital spending was primarily focused on tooling, machinery and equipment, and information technology.

Net cash used in financing activities was $4.2 million, which included share repurchases totaling $2.3 million, excluding related fees and expenses. In connection with the Marine Products Transaction, the Company temporarily borrowed approximately $25.0 million under the Revolving Credit Facility to ensure liquidity during the transaction closing process. The outstanding balance was subsequently repaid prior to June 30, 2026.

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

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet financing arrangements as of June 30, 2026.

Related Party Transactions

See Note 14 – Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for further information.

Contractual Obligations

As of June 30, 2026, the Company’s material cash obligations were as follows:

Long-Term Debt Obligations — See Note 10 – Long-Term Debt in the accompanying Notes to Consolidated Financial Statements for further information.

Purchase Commitments — As of June 30, 2026, the Company is committed to purchasing $1.3 million of engines. See Note 13 in the accompanying Notes to Consolidated Financial Statements for more information.

Repurchase Obligations — The Company has reserves to cover potential losses associated with repurchase obligations based on historical experience and current facts and circumstances. We incurred no material impact from repurchase events during fiscal 2026, 2025, or 2024. An adverse change in retail sales, however, could require us to repurchase boats repossessed by floor plan financing companies upon an event of default by any of our dealers, subject in some cases to an annual limitation. See Note 13 in the accompanying Notes to Consolidated Financial Statements for more information.

In addition to the above, we have unrecognized tax benefits that are not reflected here because the Company cannot predict when open income tax years will close with completed examinations. See Note 11 in Notes to Consolidated Financial Statements for more information.

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

As of June 30, 2026, the Company had goodwill balances associated with the Performance and Wake reporting unit and the Recreation and Sport Fishing reporting unit. The Company performed a qualitative assessment of each reporting unit, as appropriate, and concluded that the fair value of each exceeded its carrying value.

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

The costs of amortizable intangible assets, including dealer networks, are recognized over their expected useful lives using the straight-line method. The dealer network intangible asset within our Performance and Wake segment is fully amortized. The dealer network intangible assets within our Leisure and Recreation and Sport Fishing that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate long-lived assets as described below. As discussed below, the Company recorded an impairment charge related to the Crest dealer network intangible asset within the Leisure segment during fiscal 2026.

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

During the fiscal 2026 fourth quarter, the Company identified indicators of impairment related to the Crest brand intangible assets within the Leisure segment and performed impairment analyses for both the Crest dealer network and Crest trade name. The dealer network was evaluated for recoverability using an undiscounted cash flows analysis and, because the carrying value was not recoverable, its fair value was determined using a discounted cash flow approach. The Crest trade name was tested for impairment by comparing its estimated fair value, determined using the relief-from-royalty method, to its carrying value. Based on these analyses, the Company concluded that the carrying values of both the Crest dealer network and Crest trade name exceeded their respective fair values. As a result, the Company recorded impairment charges of $4.1 million and $6.0 million related to the Crest dealer network and Crest trade name, respectively, reducing the assets to their estimated fair values.

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

In conjunction with the impairment assessment as discussed above, the Company determined certain indicators of potential impairment existed for the asset group within the Leisure segment, resulting in an undiscounted cash flow analysis. The analysis concluded the undiscounted cash flows exceeded the carrying value of the asset group, resulting in no impairment.

Business Combinations — We allocate the purchase price of acquired businesses to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. Significant judgment is required in estimating the fair value of acquired intangible assets, including dealer networks and trade names. These valuations are based on discounted cash flow models and other valuation techniques that utilize significant assumptions, including forecasted revenues, customer attrition rates, royalty rates and discount rates. Changes in these assumptions could materially impact the fair value assigned to acquired assets, the amount of goodwill recognized and future amortization and impairment expense.

The Company has evaluated the accounting policies of Marine Products following the acquisition and determined that they are substantially consistent with those of the Company. Certain differences in accounting processes, estimates, and reporting practices identified during the integration process are being conformed to the Company's policies and procedures and are not expected to have a material impact on the Company's consolidated financial statements.

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

Income Taxes—Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Although we believe our reserves are reasonable, we cannot provide assurance that the final tax outcome of these matters will not be different from that which is reflected in our historical income tax provisions and accruals. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.

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

Other Revenue Recognition Matters

Dealers generally have no right to return unsold boats. Occasionally, the Company may accept returns in limited circumstances and at the Company’s discretion under its warranty policy. The Company may be obligated, in the event of default by a dealer, to accept returns of unsold boats under its repurchase commitment to floor plan financing providers, who are able to obtain such boats through foreclosure. The repurchase commitment is on an individual unit basis with a term from the date it is financed by the lending institution through the payment date by the dealer, generally not exceeding 30 months. The Company accounts for these arrangements as guarantees and recognizes a liability based on the estimated fair value of the repurchase obligation. The estimated fair value takes into account our estimate of the loss we will incur upon resale of any repurchases. The Company accrues the estimated fair value of this obligation based on the age of inventory currently under floor plan financing and estimated credit quality of dealers holding the inventory. Inputs used to estimate this fair value include significant unobservable inputs that reflect the Company’s assumptions about the inputs that market participants would use and, therefore, this liability is classified within Level 3 of the fair value hierarchy. We incurred no material impact from repurchase events during fiscal 2026, 2025, or 2024. See Note 13 in Notes to Consolidated Financial Statements for more information on repurchase obligations.

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

As of the end of the period covered by this Form 10-K Annual Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2026.

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

Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. Accordingly, our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2026. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on such assessment our management has concluded that, as of June 30, 2026, our internal control over financial reporting is effective based on those criteria. Our assessment of, and conclusion on, the effectiveness of internal control over financial reporting did not include the internal controls related to the Marine Products, which was acquired on May 15, 2026, and represented 60.3 percent of total assets and 9.6 percent of net sales included in the Company’s consolidated financial statements as of and for the year ended June 30, 2026.

The effectiveness of our internal control over financial reporting as of June 30, 2026, has been audited by our independent registered public accounting firm, Deloitte & Touche LLP, as stated in their report which is included in Item 15 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

We are in the process of integrating Marine Products’ and our internal controls over financial reporting. As a result of these integration activities, certain controls will be evaluated and may be changed. Except as noted above, there have been no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f), during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the fiscal year ended June 30, 2026, we completed implementation of an enterprise resource planning (“ERP”) system at our Performance and Wake segment, unifying ERP systems with the Leisure segment, which did not result in significant changes in our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Director and Officer Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2026, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (each as defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS

Currently, our Board consists of ten directors, each with terms that will expire at our next annual meeting of shareholders. The following is a brief summary of each director’s business experience and qualifications and other public company directorships held currently or in the last five years.

W. PATRICK BATTLE
Managing Partner, Stillwater Family Holdings Age: 63 Independent Director since: 2017 Committees: Nominating and Corporate Governance, Strategy (Chair)
EXPERIENCE:

•
Managing Partner, Stillwater Family Holdings and was instrumental in launching Experience and Fermata Partners (present)
•
Chairman, IMG College, following the acquisition of The Collegiate Licensing Company (CLC) by IMG Worldwide. Under his leadership, IMG College became the leader in developing and managing integrated licensing, marketing, and multimedia rights programs for more than 200 U.S. universities, conferences, bowls, and the NCAA
•
President and Chief Executive Officer, CLC

QUALIFICATIONS:	• Operational, strategic, and marketing expertise • Senior leadership experience
EDUCATION:	• B.A., Marketing, Georgia State University
OTHER BOARDS:	• Acuity Brands, Inc. (NYSE: AYI), member of the Compensation and Management Development Committee and Governance Committee

JACLYN BAUMGARTEN
Managing Partner, IDC Ventures Age: 48 Independent Director since: 2018 Committees: Nominating and Corporate Governance, Strategy
EXPERIENCE:

•
Managing Partner, IDC Ventures (present)
•
Co-Founder and Former Chief Executive Officer, Boatsetter, the world’s leading boat sharing platform with boats throughout the United States, Mexico, the Bahamas, the Caribbean, South America and the Mediterranean
•
Founder and Chief Executive Officer, Cruzin Inc. (now merged with Boatsetter), where she led a team of marine and insurance industry leaders to create the insurance policy that paved the way for an entire boat sharing industry
•
Partner and Chief Operating Officer, AH Global
•
Director of Strategy, DaVita
•
Development Manager, Westfield Group
•
Consultant, IBM and PricewaterhouseCoopers

QUALIFICATIONS:	• Substantial experience in the boating industry • Strategic and marketing experience • Senior leadership experience
EDUCATION:	• B.A., cum laude, Wellesley College • M.B.A., Stanford University Graduate School of Business
OTHER BOARDS:	• Two private boards

JENNIFER DEASON
Advisor, NavigateAI and Cognitiv Age: 50 Independent Director since: 2021 Committees: Audit, Strategy
EXPERIENCE:

•
Advisor, NavigateAI and Cognitiv (present)
•
Chief Executive Officer, Home Partners of America
•
Board Chair and Chief Executive Officer, Belong Acquisition Corp., a special purpose acquisition company
•
Co-founder and Chief Business Officer/Chief Financial Officer, Flowcode
•
Executive Vice President, Head of Corporate Development and Strategy, Sotheby’s
•
Chief Financial Officer, The Weather Channel, where she worked to reposition the organization from a more traditional TV media company towards a data-focused, mobile-first advertising platform, prior to the sale of the digital and B2B businesses to IBM
•
Served as Executive Vice President and in several interim operating roles such as President, Chief Marketing Officer and Chief Financial Officer, Bain Capital

QUALIFICATIONS:	• Financial and strategic expertise • Luxury and direct-to-consumer experience • Media and retail industry
EDUCATION:	• B.A., Yale University • M.B.A., Stanford University
OTHER BOARDS:	• Concentrix Corporation (NASDAQ: CNXC), member of the Audit Committee and Compensation Committee

ROCH LAMBERT

Operating Partner, CORE Industrial Partners

Age: 63

Chairman since: 2024

Independent Director since: 2016

Committees: Audit, Compensation and Human Capital, Nominating and Corporate Governance (Chair), Strategy

EXPERIENCE:

•
Operating Partner at CORE Industrial Partners (present)
•
President of Lippert Automotive, an aftermarket automotive manufacturer and a division of LCI
•
Chief Executive Officer, Curt Manufacturing, Inc., an automotive aftermarket manufacturer
•
Chief Executive Officer, Rec Boat Holdings, an international designer, manufacturer and distributor of powerboats
•
Vice President and General Manager of several division at Bombardier Recreational Products (BRP), an international recreational products company, including the Sea-Doo, Ski-Doo and Evinrude divisions
•
Various leadership, engineering and production roles, Bombardier and Aquilon Technologies, a manufacturer of attachments for farm equipment OEMs

QUALIFICATIONS:	• Substantial industry experience • Leadership experience in diverse manufacturing businesses • Extensive knowledge of operational matters in the recreational products and powerboat industries
EDUCATION:	• B.Eng., Mechanical/Aeronautical Engineering, Ecole Polytechnique de Montreal • D.B.A, Universite Laval
OTHER BOARDS:	• Two private boards

PETER G. LEEMPUTTE
Former Chief Financial Officer, Keurig Green Mountain, Inc. Age: 69 Independent Director since: 2016 Committees: Audit (Chair), Compensation and Human Capital
EXPERIENCE:

•
Chief Financial Officer and Treasurer, Keurig Green Mountain, Inc., a leader in specialty coffee, coffee makers, teas and other beverages
•
Executive Vice President and Chief Financial Officer, Mead Johnson Nutrition Company, a global leader in infant and children’s nutrition
•
Senior Vice President and Chief Financial Officer, Brunswick Corporation, a global manufacturer of marine products
•
Various management positions at Chicago Title Corporation, Mercer Management Consulting, Armco Inc., FMC Corporation and BP

QUALIFICATIONS:	• Significant financial and accounting expertise gained in handling financial responsibilities for several leading corporations • Extensive marine industry experience • Leadership skills
EDUCATION:	• B.S., Chemical Engineering, Washington University, St. Louis • M.B.A., Finance, University of Chicago School of Business
OTHER BOARDS:	• Previously served on the boards of other public companies

STEPHEN E. LEWIS
Former Chair and Chief Executive Officer, Troutman Pepper Age: 60 Independent Director since: 2026 Committees: Audit, Compensation and Human Capital
EXPERIENCE:	• Chair and Chief Executive Officer of Troutman Pepper • Previously served as the Managing Partner and CEO of predecessor firm Troutman Sanders
QUALIFICATIONS:	• Professional and business services • Manufacturing, transportation and logistics, and retail industries • International business experience • Member of the Georgia Bar since 1991
EDUCATION:	• B.S., Business Administration (Accounting Concentration), University of North Carolina at Chapel Hill • J.D., University of North Carolina at Chapel Hill
OTHER BOARDS:	• RPC, Inc. (NYSE: RES) • Piedmont Realty Trust, Inc. (NYSE: PDM) • Previously served as Director of Marine Products Corporation (formerly NYSE: MPX)

CALLUM C. MACGREGOR
Vice President and General Counsel, RFA Management Company, LLC & LOR, Inc. Age: 58 Independent Director since: 2026 Committees: Compensation and Human Capital
EXPERIENCE:	• Vice President and General Counsel, RFA Management Company, LLC & LOR, Inc., managing strategic planning and legal department operations for a variety of private companies and charitable foundations
QUALIFICATIONS:	• Mergers and acquisitions • Securities offerings • Complex litigation
EDUCATION:	• Bachelor’s Degree, Economics, Emory University • M.B.A., Finance Concentration, University of Florida • J.D., University of Florida
OTHER BOARDS:	• Previously served on both for-profit and non-profit boards

KAMILAH MITCHELL-THOMAS
Chief HR Officer, Cengage Age: 54 Independent Director since: 2022 Committees: Compensation and Human Capital (Chair), Nominating and Corporate Governance
EXPERIENCE:

•
Chief HR Officer, Cengage (present)
•
Senior Vice President, Chief People Officer, Avaya
•
Senior Vice President, Head of People, Roku, Inc.
•
Chief People Officer, Dow Jones & Company
•
Senior Vice President, People & Culture, A+E Networks

QUALIFICATIONS:
•
Executive compensation and human capital strategy
•
Public company governance and board leadership
•
CEO succession planning and leadership development
•
Organizational transformation and business strategy
•
Technology, education, media and digital industries

EDUCATION:	• B.A., Economics, Lincoln University
OTHER BOARDS:	• Success Academy Charter Schools (non-profit) • Previously served on Dow Jones News Fund (private)

BRADLEY M. NELSON
Chief Executive Officer and Director, MasterCraft Boat Holdings, Inc. Age: 57 Director since: 2024
EXPERIENCE:

•
Chief Executive Officer, MasterCraft (2024-present)
•
Executive Vice President and President, Commercial Segment of Oshkosh Corporation
•
Vice President of Global Marketing, JLG Industries, Inc.
•
Several leadership roles, including Vice President, Global Marketing & Communications and Business Unit Manager, Eaton Corporation - Electrical sector
•
Various Senior leadership positions in technology businesses

QUALIFICATIONS:	• Strategic and operational leadership across multiple industries • Extensive manufacturing experience • Substantial commercial and product development experience
EDUCATION:	• B.S., Business Administration, University of Phoenix • M.B.A., Brigham Young University
OTHER BOARDS:	• Douglas Dynamics, Inc. (NYSE: PLOW), member of the Audit, Compensation, and Nominating and Corporate Governance Committees

TIMOTHY C. ROLLINS
Vice President, LOR, Inc. Age: 63 Independent Director since: 2026 Committees: Nominating and Corporate Governance
EXPERIENCE:	• Vice President, LOR, Inc., a private family investment company, where he manages the firm’s investment portfolio and cattle operations, and leads the Executive Team of Operations
QUALIFICATIONS:	• Extensive management and financial expertise • Securities offerings • Complex litigation
EDUCATION:	• B.S., Business Administration, Boston University
OTHER BOARDS:	• RPC, Inc. (NYSE: RES) • Previously served as Director of Marine Products Corporation (formerly NYSE: MPX)

EXECUTIVE OFFICERS (as of September 4, 2026)

Bradley M. Nelson serves as a director and as an executive officer. His business experience is discussed above. The following is a brief summary of each of our other executive officer’s business experience and qualifications.

W. SCOTT KENT
Chief Financial Officer Age: 57 Executive Officer since: 2025
EXPERIENCE:

•
Chief Financial Officer, MasterCraft (2025-present)
•
Previously served as Vice President of Finance at MasterCraft, leading the finance function, including accounting, financial planning and analysis, financial reporting and treasury
•
Chief Financial Officer at Brunswick Boat Group and Recreational Boat Group

QUALIFICATIONS:
•
Direct marine experience
•
Significant accounting and financial planning and analysis experience
•
Operational and strategic partnerships to support company advancements
•
Formerly a Certified Public Accountant

EDUCATION:	• B.S., Accounting, Milligan College

MATTHEW GOOGE
General Counsel Age: 41 Executive Officer since: 2026
EXPERIENCE:	• General Counsel, MasterCraft (present) • Deputy General Counsel, Malibu Boats, Inc. • Previously worked in private practice, specializing in intellectual property matters
QUALIFICATIONS:	• Public company and securities/disclosure • Corporate governance • Intellectual property • Litigation and dispute management • Mergers and acquisitions
EDUCATION:	• Bachelor’s in Mechanical Engineering, Baylor University • J.D., University of Tennessee College of Law

MICHAEL O’CONNELL
Senior Vice President, Operational Excellence Age: 66 Executive Officer since: 2026
EXPERIENCE:

•
Senior Vice President, Operational Excellence, MasterCraft (present)
•
Director of Operational Excellence, Marine, Patrick Industries
•
Vice President of Operations, Fluid Motion, LLC
•
President, Highwater Marine

QUALIFICATIONS:	• Direct marine experience • Strategic and operational leadership • Extensive manufacturing experience
EDUCATION:	• B.S., Industrial Technology/Design, Eastern Washington University • Brunswick Advanced Management Program – Leadership, University of Virginia

ERIK CHRISTIANSEN
Chief Technology Officer Age: 59 Executive Officer since: 2026
EXPERIENCE:	• Chief Technology Officer, MasterCraft (present) • President, Cigarette Racing Team, LLC • Chief Operating Officer, CMS Mechanical Services • General Manager, Mercury Racing, Mercury Marine
QUALIFICATIONS:	• Strong multi-disciplined recreation marine experience • Executive leadership • Engineering, product development, manufacturing, and technology innovation
EDUCATION:	• B.S., Engineering, Milwaukee School of Engineering • M.B.A., General Management, Northwestern University

CORPORATE GOVERNANCE

Selection of Director Nominees

General Criteria and Process

It is the Nominating and Corporate Governance (“NCG”) Committee’s responsibility to review and recommend to the Board a slate of nominees for director for election at each annual meeting of shareholders and to identify one or more candidates to fill any vacancies that may occur on the Board. In developing recommendations for new director candidates, the NCG Committee identifies potential individuals whose qualifications and skills reflect those desired by the Board, and evaluates and recommends to the Board all nominees for board membership as specified in the committee’s charter. Certain aspects of the composition and functioning of our Board are subject to the rights of certain stockholder parties to the Stockholders Agreement. For more information, see Item 13 – Certain Relationships and Related Party Transactions, and Director Independence – Stockholders Agreement.

As expressed in our Corporate Governance Guidelines, we do not set specific criteria for directors, but the Company seeks to align the composition of the Board with the Company’s strategic direction so that the directors bring skills, experience and backgrounds that are relevant to the key strategic and operational issues that they will oversee and approve. Directors are selected for their integrity, ethics, seasoned judgment, breadth of experience, insight, knowledge and business acumen, among other things. Diversity of perspectives, backgrounds, and experiences are also important factors in evaluating candidates for election to the Board. Accordingly, pursuant to our Corporate Governance Guidelines, the NCG Committee will ensure that candidates meeting these criteria are included in each pool of candidates from which Board nominees are chosen. Leadership skills and executive experience, expertise in recreational boating or vehicles, dealer network knowledge, familiarity with issues affecting global businesses, financial and accounting knowledge, prior experience in the Company’s geographic markets, expertise in operations, strategic planning and marketing expertise, may also be among the relevant selection criteria. The NCG Committee believes that directors must be willing to devote sufficient time to carrying out their duties and responsibilities effectively and should be committed to serve on the Board for an appropriate period of time. In addition, the Company strives to maintain a Board that reflects passion and commitment to the Company. These criteria will vary over time depending on the needs of the Board.

Shareholder Recommendations of Candidates for Director

Shareholders wishing to recommend candidates to be nominated for election to the Company’s Board may do so by sending to the attention of our Corporate Secretary at the Company’s registered office at 100 Cherokee Cove Drive, Vonore, Tennessee 37885, a statement setting forth the information required by the advance notice provision in our Fifth Amended and Restated Bylaws (the “Bylaws”). Shareholder recommendations provided to our Corporate Secretary will be considered and evaluated by the NCG Committee in the same manner as candidates recommended from other sources.

Director Skills, Qualifications and Experience

Under the terms of its charter, the NCG Committee is responsible for determining criteria and qualifications for director nominees to be used in reviewing and selecting director candidates, including those described in the Corporate Governance Guidelines. The Board and the NCG Committee believe that it is important that our directors demonstrate:

▪
a high level of personal and professional ethics, integrity and moral character;
▪
a commitment to the long-term interests of our shareholders;
▪
sound business judgment;
▪
the skills, knowledge and expertise that in the aggregate are useful in overseeing and providing strategic direction to the Company’s business; and
▪
availability to devote sufficient time for preparation and participation in board and committee meetings.

The NCG Committee is responsible for recommending to the Board a slate of nominees for election at each annual meeting of shareholders. Nominees may be suggested by directors, members of management, shareholders or, in some cases, by a third-party search firm. The NCG Committee considers a wide range of factors when assessing potential director nominees. This includes consideration of the current composition of the Board, any perceived need for one or more particular areas of expertise, the balance of management and independent directors, the need for committee-specific expertise, the evaluations of other prospective nominees and the qualifications of each potential nominee relative to the attributes, skills and experience described above.

Using our director skills matrix as a guide, as well as the results of our annual Board and committee self-assessment process, the NCG Committee evaluates the composition of our Board annually and identifies for consideration by the full Board areas of expertise and other qualities that would complement and enhance our current Board.

The diverse set of core competencies represented on our current Board is summarized below:

Core Competencies
	1	2	3	4	5	6	7	8	9	10
LEADERSHIP	☑	☑	☑	☑	☑	☑	☑	☑	☑	☑
MERGERS AND ACQUISITIONS	☑	☑	☑	☑	☑	☑	☑	☑	☑
STRATEGIC PLANNING	☑	☑	☑	☑	☑	☑	☑	☑	☑
PUBLIC COMPANY BOARD	☑	☑	☑	☑	☑	☑	☑	☑
FINANCE AND ACCOUNTING	☑	☑	☑	☑	☑	☑
COMPENSATION AND HUMAN CAPITAL	☑	☑	☑	☑	☑	☑
SALES AND MARKETING	☑	☑	☑	☑	☑	☑
INTERNATIONAL	☑	☑	☑	☑
RELATED INDUSTRY	☑	☑	☑
TECHNOLOGY AND CYBERSECURITY	☑	☑	☑
OPERATIONS AND MANUFACTURING	☑	☑	☑

Nine out of ten current directors are independent. The average tenure of our directors is 4.8 years. For additional information on each director, see above.

BOARD COMPOSITION AND DIRECTOR INDEPENDENCE

Composition

Our Bylaws provide that our Board will consist of a number of directors as determined from time to time by resolution adopted by a majority of the total number of directors then in office. Our Board currently consists of ten members, W. Patrick Battle, Jaclyn Baumgarten, Jennifer Deason, Roch Lambert, Peter G. Leemputte, Stephen E. Lewis, Callum C. Macgregor, Kamilah Mitchell-Thomas, Bradley M. Nelson, and Timothy C. Rollins.

Independence

We follow the director independence standards set forth in The Nasdaq Stock Market, or NASDAQ, corporate governance standards and the federal securities laws. The Board reviewed and analyzed the independence of each director and director nominee. The purpose of the review was to determine whether any particular relationships or transactions involving directors, or their affiliates or immediate family members were inconsistent with a determination that the director is independent for purposes of serving on the Board and its committees. During this review, the Board examined whether there were any transactions and/or relationships between directors or their affiliates or immediate family members and the Company and the substance of any such transactions or relationships.

As a result of this review, our Board has determined that Mr. Battle, Ms. Baumgarten, Ms. Deason, Mr. Lambert, Mr. Leemputte, Mr. Lewis, Mr. Macgregor, Ms. Mitchell-Thomas, and Mr. Rollins are independent, as defined under the rules of NASDAQ and meet the requirements set forth in our director independence guidelines. In addition, our Board has determined that each member of our Audit Committee, Messrs. Lambert, Leemputte and Lewis, and Ms. Deason, is independent for Audit Committee purposes, as defined under the rules of NASDAQ.

BOARD LEADERSHIP STRUCTURE

Our Board is led by our Chairman, Mr. Lambert. Our Corporate Governance Guidelines provide that the Board has the flexibility to decide when the positions of Chairman and CEO should be combined or separated and whether an executive or independent director should be Chairman. In the event the position of Chairman is not held by an independent director, our Corporate Governance Guidelines provide that a lead independent director will be appointed by the independent members of our Board. This approach is designed to allow the Board to choose the most appropriate leadership structure for the Company to serve the interests of the Company and our shareholders at the relevant time.

The Board believes separating the CEO and Chairman roles at this time continues to be appropriate and will serve the Company well by allowing our CEO to focus more intensely on the operations and strategy of the Company with independent oversight from the Board. Under this arrangement, Mr. Lambert has the opportunity to work closely with Mr. Nelson to set the agenda for Board meetings and to facilitate information flow between the Board and management. The Board will continue to review the appropriateness of this structure periodically or as circumstances and events may require in light of the constantly evolving corporate governance landscape.

BOARD COMMITTEES AND MEMBERSHIP

Our Board has established an Audit Committee, a Compensation and Human Capital Committee, a Nominating and Corporate Governance Committee, and a Strategy Committee. Each of the committees reports to the Board as they deem appropriate, and as the Board may request. The composition, along with the duties and responsibilities of these committees as set forth in the applicable charter, are described below. The Board, with the assistance of the NCG Committee, periodically reviews the standing committees of the Board and, subject to applicable listing rules, evaluates whether to add or disband committees based on Company objectives and priorities.

The NCG Committee reviews committee composition annually. The table below sets forth the current membership of each of the committees:

Director	Audit	CHC	NCG	Strategy
W. Patrick Battle				☑
Jaclyn Baumgarten
Jennifer Deason
Roch Lambert			☑
Peter G. Leemputte	☑
Stephen E. Lewis(1)
Callum C. Macgregor(1)
Kamilah Mitchell-Thomas		☑
Bradley M. Nelson
Timothy C. Rollins(1)

Chairman of the Board	☑	Committee Chair	Committee Member	Audit Committee Financial Expert

(1)
Messrs. Lewis, Macgregor, and Rollins joined the Board following the completion of the Marine Products Transaction. Their committee assignments became effective on August 20, 2026.

Audit Committee Functions	Members

•
Engaging our independent public accountants
•
Reviewing with the independent public accountants the plans and results of the audit engagement
•
Approving professional services provided by the independent public accountants
•
Reviewing the independence of the independent public accountants
•
Approving the audit and non-audit fees
•
Reviewing the adequacy of our internal controls over financial reporting
•
Reviewing and providing oversight to the Company’s enterprise risk management program and the information technology and cybersecurity risk policies and procedures
•
Oversight of the Company’s Code of Conduct for officers, directors, and employees
☑ Peter G. Leemputte Jennifer Deason Roch Lambert Stephen E. Lewis

Number of meetings: 9

Our Board has affirmatively determined that Messrs. Leemputte, Lambert, and Lewis and Ms. Deason each meet the definition of “independent director” for purposes of serving on the Audit Committee under Rule 10A-3 and NASDAQ rules. In addition, our Board has determined that each Audit Committee member is “financially literate” and that Mr. Leemputte and Ms. Deason qualify as an “Audit Committee Financial Expert,” as such term is defined in Item 407(d)(5) of Regulation S-K.

Compensation and Human Capital Committee Functions	Members

•
Determining compensation for our most highly paid employees
•
Determining director compensation
•
Administering our other compensation programs
•
Overseeing the Company’s clawback policy
•
Establishing, periodically re-evaluating and, where appropriate, adjusting and administering policies concerning compensation of management personnel
•
Oversight of sustainability efforts related to employee safety, training, development and inclusive practices.
☑ Kamilah Mitchell-Thomas Roch Lambert Peter G. Leemputte Stephen E. Lewis Callum C. Macgregor

Number of meetings: 7

Our Board has affirmatively determined that Ms. Mitchell-Thomas, and Messrs. Lambert, Leemputte, Lewis, and Macgregor each meet the definition of “independent director” for purposes of serving on a compensation committee under NASDAQ rules.

Nominating and Corporate Governance Committee Functions	Members
• Assisting our Board in selecting new directors • Evaluating the overall effectiveness of our Board • Reviewing developments in corporate governance compliance • Executive succession planning	☑ Roch Lambert W. Patrick Battle Jaclyn Baumgarten Kamilah Mitchell-Thomas Timothy C. Rollins

• Oversight of sustainability efforts related to environmental and governance matters	Number of meetings: 4

Our Board has affirmatively determined that Mses. Baumgarten and Mitchell-Thomas and Messrs. Lambert and Battle each meet the definition of “independent director” for purposes of serving on a nominating committee under NASDAQ rules.

Strategy Committee Functions	Members

•
Overseeing the Company’s ongoing strategic planning initiatives
•
Developing and refining a strategic plan that identifies long-term goals and business objectives deemed to be in the Company’s best interests
•
Advising the Company’s executive officers in the identification of significant issues and opportunities facing the Company
•
Assisting such officers with prioritization and growth initiatives
•
Monitoring the progress of the implementation of the strategic plans
•
Identify short-term goals and objectives for the Company’s annual performance
☑ W. Patrick Battle Jaclyn Baumgarten Jennifer Deason Roch Lambert

Number of meetings: 3

MEETINGS OF THE BOARD

In addition to a number of informal calls throughout the year, the Board held 14 official meetings during fiscal 2026. All of our directors attended at least 95% of the total meetings held by the Board and any committee on which the director served, in each case, during the period of the fiscal year that the director was a member of the Board. We expect that each continuing director will attend the Annual Meeting of shareholders, absent a valid reason.

EXECUTIVE SESSIONS OF NON-MANAGEMENT DIRECTORS

We regularly schedule executive sessions in which our independent directors meet without the presence or participation of management. The independent directors met in executive sessions 10 times during fiscal 2026.

COMPENSATION AND HUMAN CAPITAL COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The directors serving on the Compensation and Human Capital (“CHC”) Committee of the Board during fiscal 2026 were Kamilah Mitchell-Thomas (Chairman), Roch Lambert and Peter G. Leemputte. None of these individuals is or has at any time during the past year been an officer or employee of ours. During fiscal 2026, none of our executive officers served as a director of any corporation for which any of these individuals served as an executive officer and there were no other CHC Committee interlocks or relationships with the companies with which these individuals or our other directors are affiliated.

RISK OVERSIGHT

Our Board is responsible for overseeing our risk management. The Board focuses on our general risk management strategy and the most significant risks facing us, and ensures that appropriate risk mitigation strategies are implemented by management. The Board is also apprised of particular risk management matters in connection with its general oversight and approval of corporate matters and significant transactions.

Our Board has delegated to the Audit Committee responsibility with respect to risk assessment and risk management. Pursuant to its charter, the Audit Committee discusses with management and the Company’s independent auditor the Company’s policies with respect to risk assessment and risk management, the Company’s significant financial and cybersecurity risk exposures and the actions management has taken to limit, monitor or control such exposures. Our other committees of the Board will also consider and address risk as they perform their respective committee responsibilities. All committees will report to the full Board as appropriate, including when a matter rises to the level of a material or enterprise level risk.

Our management is responsible for day-to-day risk management. This oversight includes identifying, evaluating, and addressing potential risks that may exist at the enterprise, strategic, financial, operational, compliance and reporting levels. We believe that the leadership structure of our Board supports its effective oversight of the Company’s risk management.

DIRECTOR RESIGNATION POLICY

In an uncontested election of directors, if an incumbent director fails to receive the affirmative vote of a majority of the votes cast, he or she must promptly tender an irrevocable offer of resignation to the Board. The Board, upon recommendation by the NCG Committee, will then consider a number of factors in determining whether to accept or reject the resignation, including the director’s contributions to the Company and the reasons he or she did not obtain the requisite shareholder vote.

COMMITTEE CHARTERS AND CORPORATE GOVERNANCE GUIDELINES

The charters of each of the Audit Committee, the CHC Committee, the NCG Committee and the Strategy Committee and our Corporate Governance Guidelines are available in print upon request from our Corporate Secretary and may be accessed on our website at https://investors.mcbh.com.

CODE OF ETHICS AND CONDUCT

We have a Code of Ethics and Conduct, which is applicable to all directors and employees, including our executive and financial officers. The Code of Ethics and Conduct is available on our website at https://investors.mcbh.com and is available in print upon request from our Corporate Secretary. Any amendments to, or waivers of, the Code of Ethics and Conduct will be disclosed on our website promptly following the date of such amendment or waiver.

SHAREHOLDER ENGAGEMENT

Our active investor relations efforts include regular and ongoing engagement with current and potential investors, financial analysts, and the media through conference calls, face-to-face investor meetings, correspondence, conferences, and other events. Our shareholder outreach and engagement program is designed to ensure that management and the Board understand, consider, and address the issues that matter most to our shareholders. As a result of our outreach, we have had discussions with shareholders who collectively own nearly 50 percent of the shares outstanding, through conference calls, virtual non-deal roadshows, and conferences over the past year.

COMMUNICATIONS WITH THE BOARD

Any interested parties who have concerns that they wish to make known to the Company’s non-management directors, should send any such communication to the Board as a group or the non-management directors as a group in care of the Company’s registered office at 100 Cherokee Cove Drive, Vonore, Tennessee 37885 to the attention of our Corporate Secretary or send an email to the Board as a group or the non-management directors as a group to investorrelations@mastercraft.com. Our Corporate Secretary will review all written and emailed correspondence received from shareholders and other interested parties and forward such correspondence periodically to the directors. Advertisements, solicitations for business, requests for employment, requests for contributions or other inappropriate material will not be forwarded to the directors.

ITEM 11. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

The following table sets forth information concerning the fiscal 2026 compensation of our non-employee directors that served during the period from July 1, 2025 through June 30, 2026:

Name	Fees Earned or Paid in Cash ($)	Restricted Stock Units ($)	Other ($)[1]	Total($)
W. Patrick Battle	87,500	90,000	—	177,500
Jaclyn Baumgarten	80,000	90,000	12,545	182,545
Donald C. Campion(2)	25,625	19,993	—	45,618
Jennifer Deason	85,000	90,000	—	175,000
Roch Lambert	168,125	90,000	5,002	263,127
Peter G. Leemputte	101,250	90,000	—	191,250
Stephen E. Lewis(2)	—	—	—	—
Callum C. Macgregor(2)	—	—	—	—
Kamilah Mitchell-Thomas	90,000	90,000	3,420	183,420
Timothy C. Rollins(2)	—	—	—	—
(1)
The amounts in this column reflect imputed income for boat usage. Each of our Non-Employee Directors is provided the opportunity to use MasterCraft Boat Holdings, Inc. brand boats and trailers in order to better understand the quality, features, components, operation, etc. of our products, and to aid in the product development and portfolio strategy, while minimizing the cost to the Company. Directors are provided with use of boats at no charge, but are responsible for paying all insurance, maintenance, fuel and other fees, costs and charges (other than registration or use fees and taxes) related to their operation.
(2)
Amounts were calculated based on the individual’s period of service during the fiscal year.

In fiscal 2026, non-management members of the Board received a $70,000 annual cash retainer related to their Board duties and responsibilities, which is paid in advance in four equal quarterly installments of $17,500 each. Pursuant to the director compensation policy in effect during fiscal 2026, we also granted an annual award of restricted stock units (“RSUs”) with a grant date fair value of $90,000 to each non-employee director who received cash compensation. The terms of each restricted stock unit are set forth in a written award agreement between each director and us, which we intend will generally provide for vesting after one year of continued service as a director, prorated as necessary to account for changes in service on the Board, subject, in either case, to acceleration upon a change of control. Directors elected or appointed, or those who leave service on the Board mid-quarter will receive a prorated portion of the annual retainer and the annual award, in each case adjusted to reflect his or her period of service. Additionally, there was a $65,000 annual retainer for serving as our Board Chair, also paid in four equal quarterly installments. We also reimburse directors for their out-of-pocket expenses incurred in attending meetings of the Board or any committee thereof.

Our non-employee director compensation program is designed to be competitive with our peers and to align the interests of our non-employee directors with the long-term interests of our stockholders. Our director compensation program is reviewed periodically by the CHC Committee using external data provided by WTW to determine whether changes should be considered for the upcoming fiscal year. The review covers the market competitiveness of our non-employee director pay program, including all role-based retainers and fees, as well as the structure of board equity grants, board stock ownership guidelines, and related board compensation features. In August 2026, based upon the data provided by WTW, the CHC Committee approved the following changes to our non-employee director compensation program: (i) the increase of the grant date fair value of the annual award of RSUs from $90,000 to $115,000 and (ii) the increase of the annual retainer for serving as our Board Chair from $65,000 to $80,000.

Directors also receive an additional annual retainer for each committee on which they serve, paid in four equal installments. Each Audit Committee member receives a $10,000 annual retainer. Additionally, there is a $15,000 annual retainer for serving as the chairman of the Audit Committee. Each CHC Committee member receives a $7,500 annual retainer. Additionally, there is a $10,000 annual retainer for serving as the chairman of the CHC Committee. Each NCG Committee member receives a $5,000 annual retainer. Additionally, there is a $7,500 annual retainer for serving as the chairman of the NCG Committee. Each Strategy Committee member receives a $5,000 annual retainer. Additionally, there is a $7,500 annual retainer for serving as the chairman of the Strategy Committee. Committee fees for the Transition Period will remain the same, prorated for the service period.

Under the director compensation policy, each director may elect to receive all of his or her annual retainers in the form of common stock (in lieu of cash). Each non-employee director is also eligible to participate in our boat usage and testing program and may therefore receive certain additional benefits that we categorize as compensation for purposes of calculating a director’s compensation.

Under the director compensation policy, the aggregate amount of cash and equity compensation that may be paid or granted to any non-employee director during any calendar year may not exceed $500,000, subject to limited exceptions. We have adopted a director stock ownership guidelines encouraging directors to hold shares of our common stock with a value equal to four times, his or her annual cash retainer fee (exclusive of any committee retainers). In August 2026, based upon the data provided by WTW, the CHC Committee approved the increased amount of common stock directors are encouraged to hold, a value equal to five times his or her annual cash retainer fee. As of June 30, 2026, five non-employee directors have met the stock ownership guideline of four times the annual cash retainer, while four non-employee directors have not yet achieved the guideline due to recent Board appointments and tenure-related timing considerations.

EXECUTIVE COMPENSATION

PHILOSOPHY AND OBJECTIVES

Our executive compensation program is designed to facilitate high performance and generate results that will create value for us and our shareholders. The key objectives of our executive compensation program are as follows:

▪
Pay for performance.
▪
Reward our executives with equity in the Company in order to align their interests with the interests of our shareholders and allow our executives to share in our shareholders’ success.
▪
Create a high-performance culture and maintain morale.
▪
Attract, motivate and retain top executive talent.

Our CHC Committee and Board review and approve our executive compensation program, and maintain the discretion to adjust awards and amounts paid to our executive officers as they deem appropriate. In evaluating and approving executive compensation, the CHC Committee and Board consider a variety of factors, including significant acquisitions and dispositions, changes in our business strategy, performance expectations for the Company, external market data, actual performance of the Company, and individual executive performance.

COMPENSATION BEST PRACTICES

What We Do
☑

Strong emphasis on variable and performance-based compensation, with a significant portion of named executive officers’ overall compensation tied to the Company’s stock price and objective Company performance measures

		☑	CHC Committee composed solely of independent directors
☑	Appropriate mix of short-term and long-term incentives	☑	Additional rigorous strategic goals considered for each executive
☑	Annual limits for cash incentives for named executive officers financial (200% of Target) and strategic performance (150% of Target) metrics	☑	CHC Committee retains right to exercise negative discretion in determining actual payouts
☑	Robust Nasdaq-compliant clawback policy for incentive cash and equity compensation paid to our executive officers	☑	Meaningful stock ownership guidelines for certain executive officers and directors
☑	Rigorous measures tied to Adjusted EBITDA, Divisional Free Cash Flow, relative Total Shareholder Return and Cumulative Adjusted EPS	☑	CHC Committee advised by third-party advisors including independent compensation consultant Willis Tower Watson (“WTW”)
☑	Ongoing risk assessment of our executive compensation program	☑	Conduct regular shareholder outreach

What We Don’t Do
☒	Provide incentives that encourage excessive executive risk-taking	☒	Allow hedging or short sales
☒	Gross up excise taxes that may become due upon a change in control	☒	Guarantee incentive awards for executives

SAY-ON PAY VOTE AND SHAREHOLDER ENGAGEMENT

At our 2025 annual meeting, we received 95.3% approval of the “say-on-pay” proposal. With shareholder support of our 2025 pay practices, the CHC Committee applied the same overall principles to determine the amounts and types of executive compensation for 2026.

Our shareholder outreach and engagement program is designed to ensure that management and the Board understand, consider, and address the issues that matter most to our shareholders. We have had discussions with shareholders who collectively own nearly 50 percent of the shares outstanding, through conference calls, virtual non-deal roadshows, and conferences over the past year.

The CHC Committee will continue to monitor best practices, future advisory votes on executive compensation and other shareholder feedback to guide it in evaluating our named executive officer compensation program. The CHC Committee invites our shareholders to communicate any concerns or opinions on executive pay directly to our Board. Please refer to Part III, Item 10, “Communications with the Board” for information about communicating to our Board.

COMPENSATION RISK ASSESSMENT

As part of its risk oversight efforts, each year the CHC Committee evaluates our compensation programs to determine whether the design and operation of our policies and practices could encourage executives or employees to take excessive or inappropriate risks that would be reasonably likely to have a material adverse effect on the Company. The CHC Committee has concluded that our compensation programs do not create such risks. In making this determination, the CHC Committee considered the design, size and scope of our cash and equity incentive programs, as well as program features that mitigate against potential risks, such as payout caps, clawbacks and the quality and mix of performance-based and “at risk” compensation. Based on this evaluation, the CHC Committee determined that our compensation policies and practices strike an appropriate balance of risk and reward in relation to our overall business strategy, and do not create risks that are reasonably likely to have a material adverse effect on the Company.

ELEMENTS OF OUR COMPENSATION PROGRAM

The primary elements of our fiscal 2026 executive compensation structure are base salary, annual bonuses, equity incentive awards and certain employee benefits. Each principal element of our executive compensation program for fiscal 2026 along with the objectives of each element are summarized in the following table and described in more detail below.

Compensation Element	Brief Description	Objectives
BASE SALARY	• Fixed compensation	• Provide a competitive, fixed level of cash compensation to attract and retain talented and skilled executives
ANNUAL BONUSES: SHORT TERM INCENTIVE COMPENSATION	• Variable, performance-based cash compensation earned based on achieving pre-established annual goals

•
Motivate executives to achieve or exceed our current-year financial goals and strategic objectives and reward them for their achievements
•
Aid in retention of key executives in a highly competitive market for talent

LONG TERM EQUITY INCENTIVE AWARDS	• Variable, equity-based compensation to promote achievement of longer-term goals

•
Align executives’ interests with those of our shareholders and encourage executive decision-making that maximizes growth and value creation over the long-term
•
Aid in retention of key executives and ensure continuity of management in a highly competitive market for talent

EMPLOYEE BENEFITS AND PERQUISITES	• Participation in all broad-based employee health and welfare programs and retirement plans • Allow usage of a Company-owned boat

•
Aid in retention of key executives in a highly competitive market for talent by providing overall benefits package competitive with industry peers
•
Familiarize executives with the functionality and quality of current model year boats

TERMS OF EMPLOYMENT

We currently do not maintain employment agreements with any of our named executive officers. The basic terms of employment such as salary, bonus, incentive awards and benefits are set forth in offer letters. All rights relating to accelerated vesting of equity awards upon termination or change in control are set forth in the LTIP (as defined below), applicable award agreement or offer letter. In February 2026, the Company adopted an Executive Severance Plan, which provides the CEO and other designated executives with severance benefits upon certain qualifying terminations of employment, including in connection with a change in control. For a discussion of the offer letter, see “Offer Letters with our Named Executive Officers.” For a discussion regarding potential payments upon termination or change in control, see “Potential Payments upon Termination or Change in Control.”

STRUCTURE OF OUR COMPENSATION PROGRAM

Our compensation program is structured to be reasonable in magnitude of total opportunity, largely performance-based, and majority equity-oriented.

CEO Target Compensation Opportunity	Other NEO Target Compensation Opportunity

Performance Stock Units 25%
Base Salary 25%
Performance Based 50%
Target Annual Bonus 25%
Benefits and Perquisites 1%
Variable Pay 74%
Resticted Stock Awards 24%

Performance Based 37%
Performance Stock Units 13%
Base Salary 47%
Target Annual Bonus 24%
Variable Pay 50%
Benefits and Perquisites 3%
Restricted Stock Units 13%

BASE SALARY

The base salary component of executive officer compensation is intended to provide a competitive, stable level of minimum compensation to each officer commensurate with the executive’s role, experience and duties. The CHC Committee reviews and approves base salaries for our named executive officers based on several factors, including the individual’s experience, responsibilities, performance, expected future contribution, our expected financial performance and salaries of similarly situated executives of our public peers.

The base salaries for our named executive officers were established based on an evaluation of the factors described above, our desire to reward and retain the key executives who we believe are instrumental to our success, and the competitiveness of base salaries based upon a review of publicly available data for our competitors.

Named Executive Officer	Base Salary ($)
Bradley M. Nelson	680,000
W. Scott Kent	310,000
Matthew Googe	370,000
Michael O'Connell	315,000
Erik Christiansen	300,000

ANNUAL BONUS: SHORT TERM CASH INCENTIVE COMPENSATION

The Company has established the Short-Term Incentive Plan (“STIP”) to provide annual cash incentive compensation to our executives. The graphic below illustrates the weighting of the metrics and the calculation of the objective component of the STIP.

Base Salary	x	Target Annual Cash Incentive Opportunity (% of Base Salary)	x	Financial Metrics (weighted 80%) + Strategic Metrics (weighted 20%)	=	Annual Incentive Bonus Result

To meet strategic priorities, including inventory management and maintaining dealer health, the CHC Committee determined Adjusted EBITDA and Divisional Free Cash Flow as the financial performance metrics for the fiscal 2026 STIP.

Each component of the STIP is determined on a segment level basis, and then aggregated to determine the consolidated results. For Messrs. Nelson, Kent, Googe, O’Connell, and Christiansen, STIP payouts are based on consolidated results.

TARGET ANNUAL CASH INCENTIVE

The target annual cash incentive is expressed as a percentage of each named executive officer’s base salary and is set at the beginning of each year by the CHC Committee. The threshold annual incentive opportunity for each named executive officer ranges from 15 percent to 30 percent of their target opportunity, and the maximum annual incentive opportunity ranges from 95 percent to 190 percent of their target opportunity. The target opportunity for each named executive officer is as follows:

Award Opportunity
Named Executive Officer	Base Salary ($)	Target Annual Incentive Opportunity (as a % of base salary)	Target Annual Incentive Opportunity ($)
Bradley M. Nelson	680,000	100%	680,000
W. Scott Kent	310,000	60%	186,000
Matthew Googe	370,000	50%	185,000
Michael O'Connell	315,000	50%	157,500
Erik Christiansen	300,000	50%	150,000

The STIP sets a threshold, target, and maximum level for each of these metrics applicable to all executive officers. The targets are set for the year by the CHC Committee based on recommendations from the CEO and the CFO and are communicated to executives at the beginning of each year. While the CHC Committee primarily bases annual cash incentive awards on performance against the targets for the year, it also considers qualitative factors and retains negative discretion in determining actual bonus payouts.

The target criteria and actual fiscal 2026 results for Total Company adjusted EBITDA, divisional free cash flow, and the strategic metrics, which consist of market share attainment, and CSI scores, are as follows:

		Goal
Metrics	Weighting	Minimum	Maximum	Results	% Payout Attained	Achieve- ment
Financial Metrics(1)
Adjusted EBITDA(2)	50%	$25.9 million	$48.0 million	$43.8 million	162.0%	Between target and maximum
Divisional Free Cash Flows(2)	30%	$13.1 million	$30.7 million	$25.5 million	141.0%	Between target and maximum
Strategic Metrics(3)	20%				19.0%
Total (blended result)	100%				142.0%

(1)
Financial metrics represent 80% of the bonus opportunity.
(2)
For additional information regarding and reconciliation of this non-GAAP financial measure, See Part II, Item 7, “Non-GAAP Measures.”
(3)
Strategic metrics represent 20% of the bonus opportunity, equally weighted over certain non-financial performance metrics and CSI attainment. The consolidated results are made up of segment specific targets for each strategic metric.

The table below sets forth the threshold, target and maximum percentages of base salary for awards under the 2026 STIP, together with the achievement and actual bonus levels paid to our named executive officers, based on actual Company and individual results and after giving effect to the CHC Committees exercise of negative discretion.

	Award Opportunity			Bonus Paid
Name	Threshold	Target	Maximum	% of Target	$
Bradley M. Nelson	30% of base salary	100% of base salary	190% of base salary	142%	965,600
W. Scott Kent	18% of base salary	60% of base salary	114% of base salary	142%	264,120
Matthew Googe(1)	15% of base salary	50% of base salary	95% of base salary	—	40,000
Michael O'Connell(2)	15% of base salary	50% of base salary	95% of base salary	36%	56,700
Erik Christiansen(3)	15% of base salary	50% of base salary	95% of base salary	142%	168,489
(1)
Mr. Googe commenced employment with the Company on May 18, 2026. Pursuant to Mr. Googe’s offer letter, his first-year STIP opportunity is prorated based on date of hire with a contractual minimum of $40,000. The amount shown presents the contractual minimum applicable to Mr. Googe’s initial period of service.
(2)
Mr. O’Connell was employed by the Company throughout fiscal 2026, primarily supporting our Leisure segment, and was appointed to his current position effective April 20, 2026. As a result, his target annual incentive opportunity was calculated based on financial and strategic metrics specific to the Leisure segment.
(3)
Mr. Christiansen was employed by the Company throughout fiscal 2026 and was appointed to his current role effective April 20, 2026. As a result, his target annual incentive opportunity was calculated based on different salary and target incentive levels applicable before and after his appointment. The amount reported reflects achievement at 142% of target.

LONG-TERM EQUITY INCENTIVE COMPENSATION

Equity awards represent an important component of our named executive officer compensation. We believe long-term incentive awards align the interests of our shareholders and our named executive officers by increasing the proprietary interest of our named executive officers in the Company’s growth and success, advance the Company’s interests by attracting and retaining qualified employees over time and motivate our executives to act in the long-term best interests of our shareholders. In particular, the CHC Committee and the Board feel that one way to align the Company’s strategy with the executive long-term incentive compensation is to tie the awards directly to the Company’s performance.

Long-Term Incentive Plan (“LTIP”) awards are granted to our executive officers annually under our Second Amended and Restated Mastercraft 2015 Incentive Award Plan. In order to balance performance and retention incentives, during fiscal 2026, LTIP awards consisted of 50% restricted stock units and 50% performance stock units (“PSUs”). The CHC Committee believes that together with the Company’s ownership requirements for executives, RSUs promote an “ownership” culture, align executives’ interests with those of our shareholders and provide retention incentives for our executive officers, while PSUs act as an additional tool for linking individual interests of our executive officers to those of our shareholders.

RSUs vest annually in equal installments over a three-year period, subject to the executive officer’s continued employment.

Shares subject to PSUs are earned based upon the Company’s performance, over a three-year period, measured by a cumulative adjusted earnings per share, in each case subject to a potential adjustment based upon the application of a total shareholder return (“TSR”) modifier and subject to the executive officer’s continued employment with the Company. The TSR modifier is determined as the percentile ranking of the Company’s total shareholder return as compared to the total shareholder return of the companies represented in the Russell 2000 Index. At the end of the three-year performance period, the CHC Committee determines the actual number of shares the individual will receive based on achievement of the established performance goals and the TSR modifier.

Results for the 2024 – 2026 performance period for awards granted in fiscal 2024 are set forth in the table below.

Performance Metric	Target	Results	Achievement
Cumulative Adjusted EPS(1)	$8.27	$3.38	Below threshold
Payout %	100.0%	0%	Below threshold
TSR Modifier		0.98x
Calculated Payout		0%

Relative TSR Level	Relative TSR Modifier
25th Percentile or less	-20.0%
50th Percentile	No adjustment
75th Percentile	20.0%

(1)
Three-year cumulative adjusted earnings per share for fiscal 2024, 2025 and 2026.

The table below sets forth the PSUs earned by our named executive officers in fiscal 2026 for the fiscal 2024–2026 performance period:

Name Executive Officer	Shares Subject to PSUs Granted in Fiscal 2024	Shares Earned	Shares Earned (as a % of target)
W. Scott Kent	2,110	—	—
Michael O'Connell	1,851	—	—

For the Transition Period, LTIP awards will consist of 50% RSUs, 25% rTSR, and 25% PSUs. Shares subject to PSUs will again be earned based upon the Company’s performance, over a three-year period, measured by achievement against relative TSR and annual adjusted earnings per share established at the beginning of the performance period, and subject to the executive officer’s continued employment with the Company.

EMPLOYEE BENEFITS AND PERQUISITES

Our named executive officers receive the standard benefits received by all employees including: health and welfare plans, including, medical, dental, and vision benefits; medical and dependent care flexible spending accounts; short-term and long-term disability insurance; and life insurance, retirement plans (a 401(k) retirement savings plan), and vacation.

We do not have a defined benefit pension plan or supplemental executive retirement plan. Our named executive officers participate in our various benefit programs, including our 401(k) retirement savings plan discussed below, on the same terms as other employees. The Company does not provide to its named executive officers supplemental executive retirement plans, club memberships or other significant perquisites.

We currently maintain a 401(k) retirement savings plan for our employees, including our named executive officers, who satisfy certain eligibility requirements. Our named executive officers are generally eligible to participate in the 401(k) plan on the same terms as other full-time employees. The Internal Revenue Code, or the Code, allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. Currently, we match contributions made by participants in the 401(k) plan up to a specified percentage of the employee contributions, and these matching contributions are fully vested as of the date on which the contribution is made. We believe that providing a vehicle for tax deferred retirement savings though our 401(k) plan, and making fully vested matching contributions, adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our named executive officers, in accordance with our compensation policies.

Each of our named executive officers is provided the opportunity to use MasterCraft Boat Holdings, Inc. brand boats and trailers in order to better understand the quality, features, components, operation, etc. of our products, and to aid in the product development and portfolio strategy, while minimizing the cost to the Company. Named executive officers are provided with use of the boat at no charge, but are responsible for paying all insurance, maintenance, fuel and other fees, costs and charges (other than registration for use fees and taxes) related to their operation of the boat.

PROCESS FOR DETERMINING EXECUTIVE COMPENSATION

Our CHC Committee believes that to attract, motivate and retain talented, high-caliber executive officers, we need to provide annual compensation, including cash and equity-based incentives, that is competitive, yet aligns with the interests of our shareholders. Pay-for-performance will continue to be a priority, both through Company financial and market performance, as well as long-term growth and attainment of strategic objectives.

ROLE OF OUR COMPENSATION AND HUMAN CAPITAL COMMITTEE

The CHC Committee is responsible for approving our executive compensation design, philosophy and overall programs for our named executive officers, which include:

▪
Determining annual and long-term performance goals;
▪
Setting target compensation;
▪
Designing incentive compensation programs;
▪
Determining payouts against performance;
▪
Reviewing and approving on-going compensation and benefits components; and
▪
Evaluating and approving equity awards.

The CHC Committee acts independently, but works closely with our Board, our executive management team and our independent compensation consultant WTW in its decision-making process.

ROLE OF OUR EXECUTIVE MANAGEMENT TEAM

To the extent requested, our executive management team provides input on matters to the CHC Committee as it evaluates, designs and implements our executive compensation program. Our CEO provides recommendations regarding compensation matters with respect to the executive team, but not with respect to his own compensation. The CHC Committee carefully reviews these recommendations, absent any members of the management team, and consults with the independent compensation consultant WTW before making final determinations to compensation changes. We believe this process ensures that our executive compensation program effectively aligns with our overall executive compensation philosophy and interests of our shareholders.

INDUSTRY PEER GROUP

Management and the CHC Committee, in consultation with WTW, have considered how to best use competitive market data in designing our executive compensation programs. The CHC Committee considered multiple factors, including how such data would be used, whether the data would be aligned with shareholder expectations, the breadth, consistency and reliability of the data and our ability to compete effectively for top executive talent. As a result of this review, our CHC Committee determined to use market data from two sources: published survey data reflecting the manufacturing industry (“Survey Data”) and a customized industry peer group (the “Custom Peer Group”). Together, these sources enable the CHC Committee to make informed decisions in achieving its compensation objectives.

The Survey Data is based on WTW’s Executive Compensation Survey, which includes more than 1,000 companies across a broad range of industries. The Survey Data is adjusted, generally through regression analysis, to fit MasterCraft’s revenue scope. The Company did not select the companies that comprise the Survey Data, and the component companies’ identities were not a factor in the analysis. The Survey Data serves as a reliable market reference and is used as the primary source for market compensation data.

The Custom Peer Group is used to provide comparative information for purposes of designing the overall executive compensation program, including design of the STIP and LTIP, and serves as a secondary source for market compensation data for the CEO and CFO positions. The Custom Peer Group is also used for benchmarking our Board of Director compensation program. In developing the Custom Peer Group, the CHC Committee considered both quantitative factors (such as revenue, employee headcount, and market capitalization) and qualitative factors (such as industry focus within the recreation/leisure/marine markets and product engineering complexity). Based upon this review, the CHC Committee selected a custom peer group of 18 companies, shown below.

Fiscal 2026 Peer Group
Acushnet Holdings Corp.	MarineMax, Inc.
American Outdoor Brands, Inc.	Malibu Boats, Inc.
Callaway Golf Company	Motorcar Parts of America, Inc.
Clarus Corporation	National Presto Industries, Inc.
Dorman Products, Inc.	OneWater Marine Inc.
Escalade, Incorporated	Smith & Wesson Brands, Inc.
Fox Factory Holding Corp.	Sturm, Ruger & Company, Inc.
Johnson Outdoors Inc.	Twin Disc, Incorporated
Latham Group, Inc.	YETI Holdings, Inc.

COMPENSATION GOVERNANCE

EXECUTIVE STOCK OWNERSHIP POLICY

The Company has established stock ownership and retention guidelines in order to further align the long-term interests of our executive officers with those of our shareholders. Our stock ownership guidelines require our CEO and CFO to own shares of the Company’s common stock having an aggregate value equal to six times and three times their respective annual base salaries within five years of being appointed. As of June 30, 2026, our CEO owns 2.5 times his annual base salary and our CFO owns 1.7 times his annual base salary. Mr. Nelson has not achieved the ownership threshold due to his short tenure with the Company and is working to achieve compliance with the policy by July 1, 2030, the date that is five years from Mr. Nelson’s appointment as CEO, in accordance with the terms of the policy. Mr. Kent has not achieved the ownership threshold due to his recent appointment to CFO and is working to achieve compliance with the policy by July 1, 2031, the date that is five years from Mr. Kent’s appointment as CFO, in accordance with the terms of the policy.

NO TAX GROSS UPS

We do not make gross up payments to cover our named executive officers’ personal income taxes that may pertain to any of the compensation or perquisites paid or provided by the Company.

None of the named executive officers are entitled to gross-up payments in the event that any payments or benefits provided to her or him by the Company are subject to the golden parachute excise tax under Sections 280G and 4999 of the Internal Revenue Code.

PROHIBITION ON HEDGING AND PLEDGING

We have adopted an insider trading compliance policy, which prohibits the hedging and pledging of our securities by our directors and officers. None of our executive officers or directors holds any of our stock subject to a hedge or pledge. For more information related to our insider trading compliance policy, see “Insider Trading Arrangements and Policies.”

CLAWBACK POLICY

The Sarbanes-Oxley Act of 2002 subjects incentive compensation and stock sale profits of our CEO and CFO to forfeiture in the event of an accounting restatement resulting from any non-compliance, as a result of misconduct, with any financial reporting requirement under securities laws. We have adopted a claw-back policy that complies with Nasdaq’s clawback rules promulgated under the SEC’s Rule 10D-1. Under this policy, the Company may seek to recover or cause to be forfeited any or all performance-based compensation received by employees and directors of the Company, including all executive officers, in the event of restatement of the Company’s financial statements resulting in whole or in part from the fraud or intentional misconduct of such employees or directors. The foregoing summary of our clawback policy does not purport to be complete and is qualified by reference to our Amended and Restated Clawback Policy, a copy of which can be found as an exhibit to this Annual Report on Form 10-K for the fiscal year ended June 30, 2026.

REPORT OF THE COMPENSATION AND HUMAN CAPITAL COMMITTEE

The CHC Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussions, the CHC Committee recommended to our Board that these disclosures be included in this Annual report on Form 10-K for the fiscal year ended June 30, 2026.

Submitted by the CHC Committee:

Kamilah Mitchell-Thomas, Chair

Roch Lambert

Peter G. Leemputte

Callum C. Macgregor

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the total compensation awarded to, earned by or paid to the named executive officers for fiscal years ended June 30, 2026, June 30, 2025, and June 30, 2024, calculated in accordance with SEC rules and regulations.

Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total ($)
Bradley M. Nelson	2026	680,000	—	1,292,035	—	965,600	—	18,963	2,956,598
	2025	645,000	—	1,225,522	—	709,500	—	121,480	2,701,502
	2024	186,058	—	1,000,002	—	46,313		54,424	1,286,797
W. Scott Kent	2026	310,000	—	217,018	—	264,120	—	17,777	808,915
Matthew Googe	2026	49,808	—	75,010	—	40,000	—	51,090	215,908
Michael O'Connell	2026	315,500	—	232,781	—	56,700	—	16,084	621,065
Erik Christiansen	2026	283,846	—	156,042	—	168,489	—	14,200	622,577

(1)
Represents the aggregate grant date fair value of Restricted Stock Awards (“RSAs”), RSUs, and PSUs awarded in each of the fiscal years indicated above, determined in accordance with FASB ASC Topic 718. These are not amounts paid to or realized by our named executive officers. We caution that the amounts reported in the table for equity-related awards and, therefore, total compensation, may not represent the amounts that each named executive officer will actually realize from the awards. Whether, and to what extent, a named executive officer realizes value will depend on a number of factors, including Company performance and stock price. For more information on RSUs and PSUs, see “Long-Term Equity Incentive Compensation” above.
(2)
The amounts shown in this column for 2026 reflect the following components:
▪
Messrs. Nelson, Kent, O’Connell, and Christiansen received $12,429, $12,600, $10,818, and $12,560, respectively, for matching contributions to each individual’s account in our 401(k) plan.
▪
Messrs. Nelson, Kent, Googe, O’Connell, and Christiansen received imputed income of $1,783, $1,783, $415, $5,266, and $1,640, respectively, for a Company paid life insurance policy.
▪
Messrs. Nelson, Kent, and Googe received imputed income of $4,751, $3,394, and $675, respectively, for boat usage.
▪
Mr. Googe received a sign-on bonus of $50,000.

GRANTS OF PLAN-BASED AWARDS IN FISCAL 2026

The following table provides information concerning grants of plan-based awards during fiscal 2026 to our named executive officers.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)
Name	Description	Grant Date	Threshold ($)	Target ($)	Maximum ($)	All Other Stock Awards: Number of Shares of Stock or Units(2) (#)	Grant Date Fair Value of Stock and Option Awards(3) ($)
Bradley M. Nelson	2026 ANNUAL INCENTIVE BONUS	—	204,000	680,000	1,292,000	—	—
	RSUs	9/2/2025	—	—	—	29,113	646,017
	PSUs	9/2/2025	—	—	—	29,113	646,017
W. Scott Kent	2026 ANNUAL INCENTIVE BONUS	—	55,800	186,000	353,400	—	—
	RSUs	9/2/2025	—	—	—	4,890	108,509
	PSUs	9/2/2025	—	—	—	4,890	108,509
Matthew Googe	2026 ANNUAL INCENTIVE BONUS	—	55,500	185,000	351,500	—	—
	RSUs	5/18/2026	—	—	—	3,250	75,010
Michael O'Connell	2026 ANNUAL INCENTIVE BONUS	—	47,250	157,500	299,250	—	—
	RSUs	9/2/2025	—	—	—	3,555	78,885
	PSUs	9/2/2025	—	—	—	3,555	78,885
	RSUs	9/5/2025	—	—	—	3,250	75,010
Erik Christiansen	2026 ANNUAL INCENTIVE BONUS	—	45,000	150,000	285,000	—	—
	RSUs	9/2/2025	—	—	—	2,840	63,019
	PSUs	9/2/2025	—	—	—	2,840	63,019
	RSUs	4/20/2026	—	—	—	1,267	30,003

(1)
Reflects the threshold, target and maximum annual cash incentive opportunities under our 2026 short-term incentive plan.
(2)
Reflects the number of restricted stock units with a grant date of 9/2/2025 vesting in equal installments on June 30, 2026, 2027, and 2028.
(3)
Reflects the aggregate grant date fair value of equity awards, calculated in accordance with FASB ASC Topic 718, excluding the estimated effect of forfeitures.

OUTSTANDING EQUITY AWARDS AT FISCAL 2026 YEAR-END

The following table sets forth information with respect to outstanding stock awards for each of the named executive officers as of June 30, 2026.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Securities that have not Vested (#)	Market Value of Securities that have not Vested ($)(1)
Bradley M. Nelson	3/18/2024	—	—	—	—	15,165(2)	391,560
	9/3/2024	—	—	—	—	11,652(3)	300,855
	9/3/2024	—	—	—	—	34,955(4)	902,538
	9/2/2025	—	—	—	—	19,409(5)	501,140
	9/2/2025	—	—	—	—	29,113(6)	752,214
W. Scott Kent	9/3/2024	—	—	—	—	866(3)	22,360
	9/3/2024	—	—	—	—	2,598(4)	67,080
	4/7/2025	—	—	—	—	6,507(7)	168,011
	9/2/2025	—	—	—	—	3,260(5)	84,173
	9/2/2025	—	—	—	—	4,890(6)	126,260
Matthew Googe	5/18/2026	—	—	—	—	3,250(8)	83,915
Michael O'Connell	9/3/2024	—	—	—	—	1,462(3)	37,749
	9/3/2024	—	—	—	—	4,386(4)	113,247
	9/2/2025	—	—	—	—	2,370(5)	61,193
	9/2/2025	—	—	—	—	3,555(6)	91,790
	9/5/2025	—	—	—	—	3,250(9)	83,915
Erik Christiansen	9/3/2024	—	—	—	—	989(3)	25,536
	9/3/2024	—	—	—	—	2,967(4)	76,608
	9/2/2025	—	—	—	—	1,893(5)	48,877
	9/2/2025	—	—	—	—	2,840(6)	73,329
	4/20/2026	—	—	—	—	1,267(10)	32,714

(1)
Based on the closing price of the Company’s common stock on June 30, 2026 of $25.82.
(2)
The restricted stock vests in three equal annual installments beginning on March 18, 2025.
(3)
The restricted stock vests in three equal annual installments beginning on June 30, 2025.
(4)
The performance stock units will be earned based upon the Company’s performance, over a three-year period, measured by cumulative adjusted earnings per share, subject to a TSR modifier. The “Performance Period” for the awards is a three-year period commencing July 1, 2024 and ending June 30, 2027.
(5)
The restricted stock vests in three equal annual installments beginning on June 30, 2026.
(6)
The performance stock units will be earned based upon the Company’s performance, over a three-year period, measured by cumulative adjusted earnings per share, subject to a TSR modifier. The “Performance Period” for the awards is a three-year period commencing July 1, 2025 and ending June 30, 2028.
(7)
The restricted stock vests in two equal annual installments beginning on July 1, 2026.
(8)
The restricted stock vests in three equal annual installments beginning on May 18, 2027.
(9)
The restricted stock vests on September 5, 2026.
(10)
The restricted stock vests on April 20, 2029.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

Executive Severance Plan: On February 4, 2026, the Company adopted an Executive Severance Plan (the “Executive Severance Plan”), which provides the Company’s Chief Executive Officer and other designated executives, including the Chief Financial Officer, severance protection upon certain terminations of employment, including in connection with a change in control. The Chief Executive Officer is a Tier 1 participant under the Executive Severance Plan, and other participating named executive officers are designated by the CHC Committee as Tier 2 or Tier 3 participants. Under the Executive Severance Plan, a “qualified termination” generally includes an involuntary termination without cause or a resignation for good reason (with notice and cure), for a two-year period following a change in control.

Termination of Employment or Retirement: Except in connection with a change in control under the Rule of 70 (each as defined below), and as provided under the Executive Severance Plan upon a named executive officer’s termination of employment for any reason, all unvested RSAs, RSUs, and PSUs are automatically forfeited (unless the CHC Committee determines otherwise). In the event that (i) an employee's age plus years of employment with the Company equals at least seventy and (ii) the employee is at least 60 years old (the “Rule of 70”), upon retirement from the Company, the employee will receive his or her pro-rata share of any incentive awards for which he or she is eligible. For example, under the Company's STIP, if an employee retired six months into the current fiscal year then if, at the end of the fiscal year performance metrics had been achieved such that a performance bonus would have been paid to the employee under the STIP, then the employee will receive 50% of the STIP bonus that would have been paid to the employee if he or she had continued his or her employment until the end of the fiscal year. Likewise, for a multi-year award under the Company's LTIP, the employee would receive his/her prorated share of the LTIP award based upon the date of the termination of the employee's employment with the Company in comparison to the term of the award. The CHC Committee believes that the benefits available under the Rule of 70 are customary and reasonable components of our compensation program, and it retains discretion to modify the terms and conditions applicable to the Rule of 70. No named executive officer is entitled to additional severance or other payments upon termination of employment. The Rule of 70 applies upon retirement. Upon voluntary resignation without good reason or a termination for cause, a participant is entitled only to certain accrued compensation and other vested benefits.

For a participant who incurs a qualified termination outside of a change in control period, the Executive Severance Plan provides: (i) accrued compensation, generally payable in a lump sum within 30 days following the termination date; (ii) a severance payment equal to the general severance multiplier (1.5x for a Tier 1 participant and 1.0x for a Tier 2 participant) multiplied by the participant’s annual base salary, payable in salary continuation installments; (iii) a pro-rata annual bonus for the year of termination, based on actual achievement of the applicable performance goals at the end of the performance period and prorated for the portion of the fiscal year elapsed through the termination date, paid when annual bonuses are paid to other executives; (iv) a cash payment in respect of health coverage equal to the Company-subsidized portion of the monthly cost of the participant’s group health plan coverage, multiplied by twelve and by the general severance multiplier; and (v) reimbursement of up to $5,000 for outplacement services. Notwithstanding the terms of the LTIP or any award agreement, equity awards subject solely to time-based vesting will vest as to the portion that would have vested on the next regularly scheduled vesting date following the termination date, with the remaining unvested portion forfeited, and performance-based awards will vest on a pro-rata basis equal to the amount actually earned based on actual performance for the full performance period, multiplied by the portion of the award's vesting period completed through the termination date. Benefits for Tier 3 participants are provided on a discretionary basis as determined by the CHC Committee.

Termination of Employment with Change in Control: Pursuant to the Executive Severance Plan, upon a change in control, each performance-based equity award held by a participant automatically converts into a time-based vesting award covering the target number of shares multiplied by the greater of (i) actual achievement of the applicable performance goals as of the most recent practicable date prior to the change in control, extrapolated through the end of the performance period, and (ii) target achievement, with the converted award remaining subject to the award's time-based vesting schedule.

If a participant incurs a qualified termination during the change in control period, the Severance Plan provides: (i) accrued compensation; (ii) a lump sum severance payment equal to the change in control severance multiplier (2.0x for a Tier 1 participant and 1.5x for a Tier 2 participant) multiplied by the participant’s annual base salary; (iii) a pro-rata annual bonus based on the greater of extrapolated actual performance as of the change in control and target performance, prorated for the portion of the termination year elapsed; (iv) full acceleration of time-based equity awards, including performance awards converted to time-based awards upon the change in control, and full vesting of any awards that remain performance-based at the termination date based on the greater of extrapolated actual and target performance; (v) a health continuation cash payment equal to the Company-subsidized monthly cost of coverage multiplied by twelve and by the change in control severance multiplier; and (vi) reimbursement of up to $5,000 for outplacement services.

Death or Disability: The Executive Severance Plan provides that in the event of death or disability, a participant is entitled only to accrued compensation and other vested benefits under the Company’s other plans and award agreements. In the event of death or disability, all PSUs will be entitled to a payment of a pro rata portion of the target award, calculated based on a fraction, the numerator of which is the number of days from the grant date until the date of termination of service resulting from death or disability, and the denominator of which is the total number of days from the grant date until the end of the applicable performance period. RSUs and RSAs do not automatically vest upon death or disability unless the CHC Committee in its sole discretion determines otherwise.

Mr. Nelson is a Tier 1 participant under the Executive Severance Plan and each of Mr. Kent, Mr. Googe, Mr. O’Connell and Mr Christiansen is a Tier 2 participant under the Executive Severance Plan. The information below describes and quantifies the estimated amount of certain compensation that would become payable to each named executive officer as of June 30, 2026 under the following circumstances: (i) upon termination by the Company; (ii) upon termination in connection with a change in control and (iii) upon death or disability. The estimated value of all unvested equity awards in the below is based on our closing stock price as of June 30, 2026 of $25.82 per share.

Named Executive Officer	Termination of Employment without Cause or Retirement	Termination in Connection with a Change-in-Control	Death or Disability
Bradley M. Nelson	3,495,186	4,888,307	852,201
W. Scott Kent	815,226	1,118,884	86,768
Matthew Googe	582,972	823,915	—
Michael O'Connell	730,827	1,017,894	106,066
Erik Christiansen	608,181	857,064	75,493

As defined by the LTIP, “Change in Control” means and includes each of the following:

▪
A transaction or series of transactions (other than an offering of common stock to the general public through a registration statement filed with the Securities and Exchange Commission) whereby any “person” or related “group” of “persons” (as such terms are used in Sections 13(d) and 14(d)(2) of the Exchange Act) (other than the Company, any of its subsidiaries, an employee benefit plan maintained by the Company or any of its subsidiaries or a “person” that, prior to such transaction, directly or indirectly beneficially owns voting securities representing more than 50% of the voting power of the Company) directly or indirectly acquires beneficial ownership (within the meaning of Rule 13d-3 under the Exchange Act) of securities of the Company possessing more than 50% of the total combined voting power of the Company’s securities outstanding immediately after such acquisition; or
▪
During any period of two consecutive years, individuals who, at the beginning of such period, constitute the Board together with any new director(s) (other than a director designated by a person who has entered into an agreement with the Company to effect a transaction described in Section 2.9(a) or 2.9(c)) whose election by the Board or nomination for election by the Company’s shareholders was approved by a vote of at least a majority of the directors then still in office who either were directors at the beginning of the two-year period or whose election or nomination for election was previously so approved, cease for any reason to constitute a majority thereof; or
▪
The consummation by the Company (whether directly involving the Company or indirectly involving the Company through one or more intermediaries) of (x) a merger, consolidation, reorganization, or business combination or (y) a sale or other disposition of all or substantially all of the Company’s assets in any single transaction or series of related transactions or (z) the acquisition of assets or stock of another entity, in each case other than a transaction:
o
which results in the Company’s voting securities outstanding immediately before the transaction continuing to represent (either by remaining outstanding or by being converted into voting securities of the Company or the person that, as a result of the transaction, controls, directly or indirectly, the Company or owns, directly or indirectly, all or substantially all of the Company’s assets or otherwise succeeds to the business of the Company (the Company or such person, the “Successor Entity”)) directly or indirectly, beneficially owning, at least a majority of the combined voting power of the Successor Entity’s outstanding voting securities immediately after the transaction, and
o
after which no person or group beneficially owns voting securities representing 50% or more of the combined voting power of the Successor Entity; provided, however, that no person or group will be treated for purposes of this section as beneficially owning 50% or more of the combined voting power of the Successor Entity solely as a result of the voting power held in the Company prior to the consummation of the transaction; or
▪
The consummation of a liquidation or dissolution of the Company.

The CHC Committee has full and final authority, in its sole discretion, to determine conclusively whether a change in control has occurred pursuant to the above definition, and the date of the occurrence of such change in control and any incidental matters relating thereto.

OFFER LETTERS WITH OUR CURRENT EXECUTIVE OFFICERS

OFFER LETTER WITH BRADLEY M. NELSON

On March 1, 2024, Mr. Nelson executed an offer letter with the Company to serve as Chief Executive Officer of the Company. Mr. Nelson’s employment with the Company is “at will” and, as such, may be terminated at any time, by either Mr. Nelson or the Company, with or without advance notice or cause.

Pursuant to his offer letter, Mr. Nelson received an initial sign-on bonus of 45,496 RSAs, which will vest in three equal installments on the anniversaries of the grant date, and he is entitled to an initial annual base salary of $645,000. Mr. Nelson is also eligible for an annual performance-based bonus under our STIP, based upon annual performance targets established by the Board. Mr. Nelson is also eligible for equity awards under our LTIP up to 190% of base salary should he meet performance targets established by the Board.

OFFER LETTER WITH SCOTT KENT

On March 31, 2025, Mr. Kent executed an offer letter with the Company to serve as Chief Financial Officer of the Company effective July 1, 2025. Mr. Kent’s employment with the Company is “at will” and, as such, may be terminated at any time, by either Mr. Kent or the Company, with or without advance notice or cause.

Pursuant to his offer letter, Mr. Kent received a bonus consisting of a one-time grant of 6,507 RSUs, which will vest on the second anniversary of the grant date, subject to Mr. Kent’s continued employment with the Company through the vesting date and he is entitled to an initial annual base salary of $310,000. Mr. Kent is also eligible for an annual performance-based bonus under our STIP with a target award equal to 60% of base salary, based upon annual performance targets established by the Board. Mr. Kent is also eligible for equity awards under our LTIP with a target award equal to 70% of base salary should he meet performance targets established by the Board.

OFFER LETTER WITH MATTHEW GOOGE

On April 20, 2026, Mr. Googe executed an offer letter with the Company to serve as General Counsel of the Company effective May 18, 2026. Mr. Googe’s employment with the Company is “at will” and, as such, may be terminated at any time, by either Mr. Googe or the Company, with or without advance notice or cause.

Pursuant to his offer letter, Mr. Googe received an initial sign-on bonus of $50,000 and an RSU grant equal to $75,000, which will vest in three annual installments on the anniversary of the grant date, subject to Mr. Googe’s continued employment through the vesting date. Mr. Googe is entitled to an initial annual base salary of $370,000. Mr. Googe is also eligible for an annual performance-based bonus under our STIP with a target award equal to 50% of base salary, based upon annual performance targets established by the Board, prorated the first year based on date of hire (minimum $40,000). Mr. Googe is also eligible for equity awards under our LTIP with a target award equal to 60% of base salary should he meet performance targets established by the Board.

OFFER LETTER WITH MICHAEL O’CONNELL

On April 20, 2024, Mr. O’Connell executed an offer letter with the Company to serve as Senior Vice President, Operational Excellence of the Company effective December 2, 2024. Mr. O’Connell’s employment with the Company is “at will” and, as such, may be terminated at any time, by either Mr. O’Connell or the Company, with or without advance notice or cause.

Mr. O’Connell is entitled to an initial annual base salary of $307,500. Mr. O’Connell is also eligible for an annual performance-based bonus under our STIP with a target award equal to 50% of base salary, based upon annual performance targets established by the Board. Mr. O’Connell is also eligible for equity awards under our LTIP with a target award equal to 50% of base salary should he meet performance targets established by the Board.

OFFER LETTER WITH ERIK CHRISTIANSEN

On April 14, 2026, Mr. Christiansen executed an offer letter with the Company to serve as Chief Technology Officer of the Company effective April 20, 2026. Mr. Christiansen’s employment with the Company is “at will” and, as such, may be terminated at any time, by either Mr. Christiansen or the Company, with or without advance notice or cause.

Pursuant to his offer letter, Mr. Christiansen received an initial one-time RSU grant equal to $30,000, which will vest in three annual installments on the anniversary of the grant date, subject to Mr. Christiansen’s continued employment through the vesting date. Mr. Christiansen is entitled to an initial annual base salary of $300,000. Mr. Christiansen is also eligible for an annual performance-based bonus under our STIP with a target award equal to 50% of base salary, based upon annual performance targets established by the Board. Mr. Christiansen is also eligible for equity awards under our LTIP with a target award equal to 50% of base salary should he meet performance targets established by the Board.

CEO PAY RATIO

As required by Section 953(b) of the Dodd-Frank and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our median associate to the annual total compensation of Mr. Nelson, our Chief Executive Officer who was serving as of the date that we identified our median employee, June 30, 2026. We believe that the pay ratio disclosed below is a reasonable estimate and calculated in a manner consistent with the Pay Ratio Rules.

The 2026 annual total compensation of the median associate identified by the Company, and as described in further detail below, was $54,667, and the total annual compensation of our CEO was $2,956,598. Based on this information, the ratio of the median annual total compensation of all associates to the annual total compensation of our CEO is 1:54.

The methodology we used to identify the median of the annual total compensation of all our associates, as well as to determine the annual total compensation of our “median associate,” is as follows:

▪
To identify the median associate, we started with our associate population as of June 30, 2026, which consisted of approximately 695 individuals. The total number of non-U.S. Associates was four.
▪
We then excluded certain non-U.S. associates as permitted under SEC rules.
▪
We omitted approximately 682 employees that became employees as a result of the Marine Products Transactions as permitted under SEC rules.
▪
We calculated compensation using base pay earnings, overtime earnings, and annual incentives paid to our associates in fiscal 2026.
▪
We annualized compensation for any associates who started work in fiscal 2026.

PAY VERSUS PERFORMANCE

As required by Section 953(a) of the Dodd-Frank and Item 402(v) of Regulation S-K, we are providing the following information about the relationship between executive compensation actually paid (“CAP”) and certain financial performance of the Company, illustrating pay versus performance, or PvP. CAP does reflect the actual amount of compensation earned or paid to our named executive officers (“NEOs”). For further information concerning the Company’s variable pay-for-performance philosophy and how the Company aligns executive compensation with the Company’s performance, refer to our “Compensation Discussion and Analysis” section above.

Year(1)	Summary Compensation Table Total for Current PEO ($)(2)	Summary Compensation Table for Former PEO ($)(2)	Compensation Actually Paid to Current PEO ($)(3)	Compensation Actually Paid to Former PEO ($)(4)	Average Summary Compensation Table Total for Non-PEO NEOS ($)(2)	Average Compensation Actually Paid to Non-PEO NEOS ($)(5)	Value of Initial Fixed $100 Investment:		Net Income (Loss)(8)	Diluted Adjusted Earnings Per Share - Continuing Operations(9)
							Total Shareholder Return ($)(6)	Peer Group Total Shareholder Return ($)(7)
2026	2,956,598	—	3,716,223	—	567,116	660,434	98	131	(1,662)	1.76
2025	2,701,502	—	2,744,578	—	700,225	579,206	98	151	7,043	0.92
2024	1,286,797	2,379,662	1,145,759	527,528	678,083	338,694	99	142	7,800	1.69
2023	—	2,739,387	—	3,294,156	625,082	699,517	161	131	68,937	5.54
2022	—	2,491,868	—	1,733,828	642,236	425,477	110	118	58,214	5.33

(1) Bradley M. Nelson served as the Company’s principal executive officer (“PEO”) for the entirety of 2026 and 2025 and during 2024 beginning on March 18, 2024. Frederick A. Brightbill served as the Company’s PEO through March 17, 2024 and for the entirety of 2023 and 2022. The Company’s other NEOs for the applicable years were as follows:

a.
2026: W. Scott Kent, Matthew Googe, Michael O’Connell, and Erik Christiansen
b.
2025: Timothy M. Oxley and George Steinbarger
c.
2024: Timothy M. Oxley, George Steinbarger, and Stephan Cloutier
d.
2023: Timothy M. Oxley, George Steinbarger, Patrick May, and Stephan Cloutier
e.
2022: Timothy M. Oxley, George Steinbarger, Patrick May, and Scott Womack

(2) Amounts reported in this column represent (i) the total compensation reported in the Summary Compensation Table for the applicable year in the case of Mr. Nelson, (ii) the total compensation reported in the Summary Compensation Table for the applicable year in the case of Mr. Brightbill and (iii) the average of the total compensation reported in the Summary Compensation Table for the applicable year for the Company’s NEOs other than the PEO for such years.

(3) Amounts reported in this column represent the CAP for Mr. Nelson as the Company’s PEO in the indicated fiscal years, as computed in accordance with Item 402(v) of Regulation S-K, based on his total compensation reported in the Summary Compensation Table for the indicated fiscal years and adjusted as shown below. The Company does not have a defined benefit pension plan or pay dividends, so no pension or dividend adjustments were made.

Current PEO Adjustments	2026 ($)	2025 ($)	2024 ($)	2023 ($)	2022 ($)
Summary Compensation Table - Total Compensation	2,956,598	2,701,502	1,286,797	—	—
- Grant Date Fair Value of Stock Awards Grants in Fiscal Year	(1,292,035)	(1,225,522)	(1,000,002)	—	—
+ Fair Value at Fiscal Year-End of Outstanding and Unvested Stock Awards Granted in Fiscal Year	1,252,838	1,298,928	858,964	—	—
+ / - Change in Fair Value of Outstanding and Unvested Stock Awards Granted in Prior Fiscal Years	447,229	(30,330)	—	—	—
+ Fair Value of Vesting of Stock Awards Granted in Fiscal Year that Vested During Fiscal Year	250,557	—	—	—	—
+ / - Change in Fair Value as of Vesting Date of Stock Awards Granted in Prior Fiscal Years For Which Applicable Vesting Conditions Were Satisfied During Fiscal Year	101,036	—	—	—	—
= Compensation Actually Paid	3,716,223	2,744,578	1,145,759	—	—

(4) Amounts reported in this column represent the CAP for Mr. Brightbill as the Company’s PEO in the indicated fiscal years, as computed in accordance with Item 402(v) of Regulation S-K, based on his total compensation reported in the Summary Compensation Table for the indicated fiscal years and adjusted as show below. The Company does not have a defined benefit pension plan or pay dividends, so no pension or dividend adjustments were made.

Former PEO Adjustments	2026 ($)	2025 ($)	2024 ($)	2023 ($)	2022 ($)
Summary Compensation Table - Total Compensation	—	—	2,379,662	2,739,387	2,491,868
- Grant Date Fair Value of Stock Awards Grants in Fiscal Year	—	—	(1,450,023)	(1,450,021)	(1,050,037)
+ Fair Value at Fiscal Year-End of Outstanding and Unvested Stock Awards Granted in Fiscal Year	—	—	433,315	981,352	733,810
+ / - Change in Fair Value of Outstanding and Unvested Stock Awards Granted in Prior Fiscal Years	—	—	(593,859)	86,161	(395,221)
+ Fair Value of Vesting of Stock Awards Granted in Fiscal Year that Vested During Fiscal Year	—	—	216,648	314,530	141,477
+ / - Change in Fair Value as of Vesting Date of Stock Awards Granted in Prior Fiscal Years For Which Applicable Vesting Conditions Were Satisfied During Fiscal Year	—	—	(458,215)	622,747	(188,069)
= Compensation Actually Paid	—	—	527,528	3,294,156	1,733,828

(5) Amounts reported in this column represent the CAP for the Company’s non-PEO NEOs in the indicated fiscal year, as computed in accordance with Item 402(v) of Regulation S-K, based on the average total compensation for such NEOs reported in the Summary Compensation Table for the indicated fiscal year and adjusted as shown in the table below, using the same methodology described above in Note 3. The Company does not have a defined benefit pension plan or pay dividends, so no pension or dividend adjustments were made.

Non-PEO NEOs Average Adjustments	2026 ($)	2025 ($)	2024 ($)	2023 ($)	2022 ($)
Summary Compensation Table - Total Compensation	597,116	700,225	678,083	625,082	642,236
- Grant Date Fair Value of Stock Awards Grants in Fiscal Year	(170,213)	(196,301)	(333,938)	(212,833)	(185,470)
+ Fair Value at Fiscal Year-End of Outstanding and Unvested Stock Awards Granted in Fiscal Year	171,542	173,379	144,023	144,042	100,003
+ / - Change in Fair Value of Outstanding and Unvested Stock Awards Granted in Prior Fiscal Years	36,694	(1,302)	(74,170)	11,265	(52,720)
+ Fair Value of Vesting of Stock Awards Granted in Fiscal Year that Vested During Fiscal Year	24,284	34,680	27,980	46,167	19,255
+ / - Change in Fair Value as of Vesting Date of Stock Awards Granted in Prior Fiscal Years For Which Applicable Vesting Conditions Were Satisfied During Fiscal Year	31,011	(5,130)	(58,607)	85,794	(35,663)
- Fair Value as of Prior Fiscal Year-End of Stock Awards Granted in Prior Fiscal Years That Failed to Meet Applicable Vesting Conditions During Fiscal Year	-	(126,345)	(44,677)	—	(62,164)
= Compensation Actually Paid	690,434	579,206	338,694	699,517	425,477

(6) Total shareholder return (“TSR”) is cumulative for the measurement period beginning on June 30, 2021, calculated in accordance with Item 201(e) of Regulation S-K.

(7) The TSR Peer Group consists of the Russell 2000 Index, which is used by the Company for purposes of compliance with Item 201(e) of Regulation S-K.

(8) Reflects Net Income as shown in this Annual Report on Form 10-K for the indicated fiscal years.

(9) For fiscal 2026, the CHC Committee determined that Diluted Adjusted Earnings Per Share (EPS) continues to be viewed as a core driver of the Company’s performance and shareholder value creation. Diluted Adjusted EPS is a non-GAAP financial measure. Please see Part II, Item 7, “Non-GAAP Measures.”

RELATIONSHIP BETWEEN PAY AND PERFORMANCE

The charts below describe the relationship between the PEO and non-PEO NEOs CAP to TSR, Net Income (Loss), and Diluted Adjusted EPS. CAP fluctuated year-over-year, as a result of our stock performance and our varying levels of achievement against pre-established performance goals under our annual and long-term incentive programs.

CAP vs. TSR	CAP vs. NET INCOME (LOSS)*

4,000
3,500
3,000
2,500
2,000
1,500
1,000
500
-
170
160
150
140
130
120
110
100
90
80
2022
2023
2024
2025
2026
Current PEO CAP
Former PEO CAP
NEO Avg. CAP
MCFT TSR
Peer TSR

4,000
3,500
3,000
2,500
2,000
1,500
1,000
500
-
80,000
70,000
60,000
50,000
40,000
30,000
20,000
10,000
-
(10,000)
2022
2023
2024
2025
2026
Current PEO CAP
Former PEO CAP
NEO Avg. CAP
Net Income

CAP vs. DILUTED ADJUSTED EPS

* For fiscal 2026, the Company generated a Net loss of $1.7 million, primarily related to a $10.1 non-cash impairment charge in our Leisure segment and transaction costs of $15.2 million related to the Marine Products Transaction.

The following is a list of financial performance measures, which in the Company’s assessment represent the most important financial performance measures used by the Company to link CAP to the Named Executive Officers for 2026:

Financial Performance Measures
Adjusted EBITDA
Divisional Free Cash Flow
Diluted Adjusted EPS
Total Shareholder Return

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information concerning beneficial ownership of our common stock as of August 28, 2026, unless otherwise indicated, by each of the directors and nominees for director, by each of the named executive officers, by all directors, nominees for director and executive officers as a group, and by beneficial owners of more than five percent of our common stock.

Name	Number of Shares of Common Stock Owned(1)	Number of Shares Subject to Right to Acquire Beneficial Ownership	Total Shares of Common Stock Beneficially Owned	Percent of Shares of Common Stock Outstanding(2)
Beneficial Owners of 5% or More of our Common Stock
LOR, Inc.(3)	4,872,448	—	4,872,448	20.0%
Coliseum Capital Management(4)	3,697,422	—	3,697,422	15.2%
Forager Capital Management, LLC(5)	1,451,074	—	1,451,074	6.0%
BlackRock, Inc.(6)	1,364,029	—	1,364,029	5.6%
Directors and named executive officers
Bradley M. Nelson	78,475	19,409	97,884	*
W. Scott Kent	21,319	6,513	27,832	*
Matthew Googe	—	3,250	3,250	*
Michael O'Connell	8,409	5,620	14,029	*
Erik Christiansen	6,864	3,160	10,024	*
W. Patrick Battle	31,511	—	31,511	*
Jaclyn Baumgarten	27,969	—	27,969	*
Jennifer Deason	17,681	—	17,681	*
Roch Lambert	38,995	—	38,995	*
Peter G. Leemputte	36,867	—	36,867	*
Stephen E. Lewis	1,345	—	1,345	*
Kamilah Mitchell-Thomas	15,313	—	15,313	*
Timothy C. Rollins	15,802	—	15,802	*
All current executive officers, directors and director nominees as a group (13 persons)	300,550	37,952	338,502	1.4%

* Represents beneficial ownership of less than one percent (1%) of our outstanding common stock.

(1)
Shares shown in the table above include shares held in the beneficial owner’s name or jointly with others, or in the name of a bank, nominee or trustee for the beneficial owner’s account.
(2)
Based on an aggregate of 24,339,371 shares of MasterCraft common stock issued and outstanding as of August 28, 2026.
(3)
As of May 15, 2026, based on information provided in Schedule 13D filed with the SEC on May 19, 2026, by LOR, Inc. and related reported persons, including Timothy C. Rollins, a director of the Company, the reporting persons reported shared voting power and share dispositive power with respect to 4,872,448 shares of our common stock. Mr Rollins’ individually owned shares, as shown separately in the table above, are not included in such amount. The Schedule 13D contained information as of May 15, 2026, and may not reflect current holding of our common stock. The address for LOR is c/o RFA Management Company, LLC, 1908 Cliff Valley Way NE, Atlanta, GA 30329.
(4)
As of May 15, 2026, based on information provided in Schedule 13D/A filed with the SEC on May 19, 2026, by Coliseum Capital Management (“Coliseum”), Coliseum reported shared voting power with respect to 3,697,422 shares of our common stock and share dispositive power with respect to 3,697,422 shares of our common stock. The Schedule 13D/A contained information as of May 15, 2026, and may not reflect current holdings of our common stock. The address for Coliseum is 105 Rowayton Avenue, Rowayton, CT 06853.
(5)
As of June 30, 2026, based on information provided in Schedule 13G/A filed with the SEC on August 6, 2026, by Forager Capital Management, LLC (“Forager”), Forager reported sole voting power with respect to 1,451,074 shares of our common stock and sole dispositive power with respect to 1,451,074 shares of our common stock. The Schedule 13G/A contained information as of June 30, 2026, and may not reflect current holdings of our common stock. The address for Forager is 2025 3rd Ave. N, Suite 350, Birmingham, AL 35203.
(6)
As of June 30, 2026, based on the information provided in Schedule 13G/A filed with the SEC on July 29, 2026, by BlackRock, Inc. (“BlackRock”), BlackRock reported sole voting power with respect to 1,344,364 shares of our common stock and sole dispositive power with respect to 1,364,029 shares of our common stock. The Schedule 13G/A contained information as of June 30, 2026, and may not reflect current holdings of our common stock. The address of BlackRock is 50 Hudson Yards, New York, NY 10001.

INSIDER TRADING ARRANGEMENTS AND POLICIES

We have adopted insider trading policies and procedures that govern the purchase and sale of our securities by our employees, directors and officers. We believe our insider trading policies and procedures are reasonably designed to promote compliance with insider trading laws, rules, and regulations as well as the exchange listing standards applicable to us. Our insider trading policies and procedures prohibit our employees, directors and officers from (i) trading in securities while in possession of material, non-public information relating to the securities, whether the issuer of such security is the Company or any other company and (ii) directly or indirectly communicating material, non-public information to anyone outside of the Company (except in accordance with the Company’s policies regarding the protection or authorized external disclosure of Company information) or to anyone within the Company other than on a need-to-know basis, among other things.

The insider trading policy relevant to officers, director and other key employees of the Company, in addition to the above restrictions, requires that such persons pre-clear every transaction involving the Company’s securities with the Company’s Chief Financial Officer or, in the case of transactions by the Chief Financial Officer, the Chief Executive Officer. Pre-clearance obligations apply to all transactions in the Company’s securities, including without limitation, acquisitions and dispositions of Company stock, the exercise of stock options, gifts and the sale of Company stock issued upon exercise of stock options. Additionally, such persons are prohibited from trading in the Company’s securities during certain blackout periods, except pursuant to a trading plan intended to comply with SEC Rule 10b5-1 that is entered into and maintained in compliance with our insider trading policies and procedures and applicable law. The foregoing summary of our insider trading policies and procedures does not purport to be complete and is qualified by reference to our Insider Trading Compliance Policy, a copy of which can be found as an exhibit to this Annual Report on Form 10-K for the fiscal year ended June 30, 2026.

POLICIES AND PRACTICES FOR GRANTING CERTAIN EQUITY AWARDS

The Board, at the recommendation of the CHC Committee, approves all equity award grants to our NEOs on or before the grant date. The CHC Committee’s general practice is to complete its annual executive compensation review and determine performance goals and target compensation for our NEOs, following which they make a recommendation to the Board, which in turn reviews the recommendation and approves equity awards for our NEOs. Accordingly, annual equity awards are typically determined at the first CHC Committee meeting of the fiscal year and reviewed and approved at the first Board meeting of the fiscal year. These grants are then made effective shortly after the date of filing of the Company’s Form 10-K for its prior fiscal year. On occasion, the Board may, at the recommendation of the CHC Committee, grant equity awards outside of our annual grant cycle for new hires, promotions, recognition, retention or other purposes. While the Board has discretionary authority to grant equity awards to our NEOs outside of the cycle described above, neither the Board nor the CHC Committee take into account material non-public information when determining the timing or terms of equity awards, nor do we time disclosure of material non-public information for the purpose of affecting the value of executive compensation.

During fiscal 2026, the Company did not grant stock options (or similar awards) to any named executive officer during any period beginning four business days before and ending one business day after the filing of any Company periodic report on Form 10-Q or Form 10-K, or the filing or furnishing of any Company Form 8-K that disclosed any material non-public information.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following are summaries of certain transactions, arrangements and relationships with certain of our directors, executive officers or shareholders owning 5% or more of our outstanding common stock.

COMPENSATION PROGRAMS

We have entered into certain compensation plans to provide payments to certain of our service providers (including our named executive officers and certain of our non-employee directors) as described under the section titled “Executive Compensation.”

STOCKHOLDERS AGREEMENT

In connection with the Marine Products Transaction, we entered into a Stockholders Agreement (the “Stockholders Agreement”), effective May 15, 2026, with LOR, Inc., a holder of greater than 10% of our common stock, and certain stockholders of Marine Products (the “Specified Stockholders”), including Timothy C. Rollins, a current director of the Company. The Stockholders Agreement provides for transfer restrictions, including lock-ups on transfers by the Specified Stockholders whereby 50% of the shares are subject to a lock-up that expires six months after the closing of the Marine Products Transaction (the “Closing”) and the remaining 50% are subject to a lock-up that expires one year after the Closing, in each case subject to customary permitted transfers on specified terms and conditions. In addition, from the Closing and until the expiration date defined therein, the Specified Stockholders, acting by majority consent, have the right to nominate up to two directors (one “Family Designee” (initially Timothy Rollins) and one “Independent Designee” (initially Callum Macgregor) while the Specified Stockholders beneficially own at least 15% of the total voting power of our common stock, and one Family Designee while the Specified Stockholders beneficially own at least 10% but less than 15% of the total voting power of our common stock. The stockholder-designated directors are entitled to the same rights and privileges as other directors, including indemnification, exculpation, reimbursement, and director and officer insurance to the same extent as other directors. From the Closing until the earlier of (i) the second anniversary of the Closing and (ii) the date on which the Specified Stockholders cease to beneficially own, in the aggregate, at least 15% of the total voting power of our common stock (the “Standstill Termination Date”), the Specified Stockholders have agreed to certain voting commitments and standstill restrictions, including voting in favor of directors nominated and recommended by the MasterCraft Board, voting against non-board approved director nominations and removal proposals, and refraining from specified solicitations, proposals, acquisitions, group formations, special meeting demands and other actions, in each case subject to stated exceptions.

The Stockholders Agreement terminates automatically upon the last to occur of the first anniversary of closing, the “expiration date” (defined by ownership thresholds) and the Standstill Termination Date.

REGISTRATION RIGHTS AGREEMENT

In connection with the Marine Products Transaction, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”), effective May 15, 2026, with LOR, Inc., a holder of greater than 10% of our common stock, and certain of its affiliates (collectively, the “Selling Stockholders”). The Registration Rights Agreement provides LOR, Inc. and its permitted transferees the right to require, subject to certain conditions and limitations, us to register for resale all of our securities held by such stockholders no later than 120 days following the Closing, and also provides customary piggy back registration rights with respect to registrations initiated by us. The Registration Rights Agreement allows the Selling Stockholders to make up to two demands for underwritten shelf takedowns per year (each an “Underwritten Shelf Takedown”), subject to a maximum of ten takedowns in total and a minimum requirement that at least $25 million of our common stock, in the aggregate, be included in each takedown. In the event a Selling Stockholder requests an Underwritten Shelf Takedown, we have the option to purchase 100% of the securities proposed to be sold in such Underwritten Shelf Takedown at a cash purchase price equal to the five-day volume weighted average price per share of our common stock for the five consecutive trading days ending on (and including) the trading day immediately prior to the applicable holder’s delivery of the underwritten demand notice to us. In addition, LOR, Inc. has agreed, following closing of the first Underwritten Shelf Takedown to pay us $350,000 for fees and expenses incurred by us under the Registration Rights Agreement. The agreement also contains customary provisions relating to indemnification.

TRANSITION SERVICES AGREEMENT

In connection with the Marine Products Transaction, on May 15, 2026, we entered into a Transition Services Agreement (the “Transition Services Agreement”) with RPC, Inc. LOR, Inc., a holder of greater than 10% of our common stock, is the largest shareholder of RPC.

Pursuant to the Transition Services Agreement, RPC, Inc. (i) provides certain administrative services to us on a cost reimbursement basis that were previously provided to Marine Products prior to the Marine Products Transaction and (ii) will continue to administer the RPC, Inc. 401(k) Plan to certain of our employees that previously were employed by Marine Products prior to the Marine Products Transaction. The Transition Services Agreement may be terminated upon six months’ notice. Marine Products reimbursed RPC, Inc. for its estimated allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling less than $0.1 million in fiscal 2026.

CORPORATE AIRCRAFT INVESTMENT

As part of the Marine Products Transaction, we acquired a 50% equity-method investment in 255 RC, LLC (“255 RC”), a limited liability company formed for the joint purchase and ownership of a corporate aircraft. The other 50% of the equity-method investment is held by RPC, Inc., of which LOR, Inc., a holder of greater than 10% of our common stock, is the largest shareholder.

We are party to an operating lease and management arrangement with 255 RC for use of the aircraft. Pursuant to the arrangement, we share fixed lease expenses with 255 RC on an equal basis and are solely responsible for lease costs directly attributable to our business flights actually taken during an applicable billing period. During fiscal 2026, we recorded aircraft-related operating costs, including our allocable share of certain fixed operating costs, of $0.1 million.

As of June 30, 2026, we had a payable of $2.3 million due to 255 RC. The carrying value of our investment in 255 RC was $4.3 million as of June 30, 2026.

OUR POLICY REGARDING RELATED PARTY TRANSACTIONS

Our Board has adopted a written related party transaction policy setting forth the policies and procedures for the review and approval or ratification of related party transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we were or are to be a participant, where the amount involved exceeds $120,000 in any fiscal year and a related party had, has or will have a direct or indirect material interest, including without limitation, purchases of goods or services by or from the related person or entities in which the related party has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related party. In reviewing and approving any such transactions, our Audit Committee is tasked to consider all relevant facts and circumstances, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction and the extent of the related party’s interest in the transaction.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate fees billed by Deloitte, the Company’s independent registered accounting firm:

	Fiscal Year Ended
	June 30,	June 30,
	2026	2025
Audit Fees(1)	$2,395	$1,055
All other Fees (2)	2	2
Total Fees	$2,397	$1,057
(1)
Audit fees represent fees billed or accrued for professional services and related expenses rendered for the audit of MasterCraft Boat Holdings, Inc.’s annual financial statements, review of the interim condensed consolidated financial statements included in quarterly filings, and the evaluation and reporting on the effectiveness of the Company’s internal controls over financial reporting, along with services that are normally provided by Deloitte in connection with statutory and regulatory filings or engagements. Audit fees for fiscal 2026 increased primarily as a result of audit procedures performed in connection with the Marine Products Transaction.
(2)
Other fees billed by Deloitte are for access to Deloitte’s accounting research tools and subscription services.

The Audit Committee has established policies and procedures for the approval and pre-approval of audit services and permitted non-audit services. The Audit Committee has the responsibility to engage and terminate our independent registered public accounting firm, to pre-approve the performance of all audit and permitted non-audit services provided to us by our independent registered public accounting firm in accordance with Section 10A of the Exchange Act, and to review with our independent registered public accounting firm their fees and plans for all auditing services. All fees paid to Deloitte were pre-approved by the Audit Committee and there were no instances of waiver of approval requirements or guidelines.

The Audit Committee considered the provision of non-audit services by the independent registered public accounting firm and determined that provision of those services was compatible with maintaining auditor independence.

There were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a.
Documents included in this report:
1.
Financial Statements

2.
Financial Statement Schedules

Financial statement schedules have been omitted because they are either not required, not applicable or the information required to be presented is included in our financial statements and related notes.

3.
Exhibits

The following documents are filed as a part of this annual report on Form 10-K or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger, dated February 5, 2026, by and among MasterCraft Boat Holdings, Inc., Titan Merger Sub 1, Inc., Titan Merger Sub 2, LLC and Marine Products Corporation	8-K	001-37502	2.1	2/5/26

3.1	Amended and Restated Certificate of Incorporation of MCBC Holdings, Inc.	10-K	001-37502	3.1	9/18/15

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of MasterCraft Boat Holdings, Inc.	10-Q	001-37502	3.2	11/9/18

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of MasterCraft Boat Holdings, Inc.	8-K	001-37502	3.1	10/25/19

3.4	Certificate of Correction to the Amended and Restated Certificate of Incorporation of MasterCraft Boat Holdings, Inc.	S-4	333-294312	3.5	3/16/26

3.5	Fifth Amended and Restated By-laws of MasterCraft Boat Holdings, Inc.	8-K	001-37502	3.1	6/30/26

4.1	Common stock certificate of MasterCraft Boat Holdings, Inc.	S-1/A	333-203815	4.1	7/15/15

4.2	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-37502	4.2	9/9/22

10.1†	MCBC Holdings, Inc. 2010 Equity Incentive Plan	S-1/A	333-203815	10.2	6/25/15

10.2†	MCBC Holdings, Inc. 2015 Incentive Award Plan	S-1/A	333-203815	10.4	7/15/15

10.3†	Second Amended and Restated MasterCraft 2015 Incentive Award Plan	DEF14A	001-37502	Appendix B	9/23/24

10.4†	Form of Restricted Stock Award Agreement and Grant Notice under 2015 Incentive Award Plan (employee)	S-1/A	333-203815	10.10	7/1/15

10.5†	Form of Stock Option Agreement and Grant Notice under 2015 Incentive Award Plan (employee)	S-1/A	333-203815	10.12	7/7/15

10.6†	Form of Restricted Stock Award Grant Notice under 2015 Incentive Award Plan (director)	S-1/A	333-203815	10.13	7/7/15

10.7†	Senior Executive Incentive Bonus Plan	10-K	001-37502	10.8	9/18/15

10.8†	Non-Employee Director Compensation Policy	10-K	001-37502	10.7	9/13/19

10.9†	Form of Indemnification Agreement for directors and officers	S-1/A	333-203815	10.9	7/7/15

10.10†	Form of Performance Stock Unit Award Agreement under 2015 Incentive Award Plan	8-K	001-37502	10.1	8/26/16

10.11†	Offer Letter with Bradley M. Nelson, dated March 1, 2024	8-K	001-37502	10.2	3/4/24

10.12†	Form of Severance and Release Agreement	8-K	001-37502	10.1	2/24/25

10.13†	Executive Severance Plan	8-K	001-37502	10.5	2/5/26

10.14†	Retirement and Transition Agreement, dated April 7, 2025	8-K	001-37502	10.1	4/7/25

10.15†	Offer Letter with W. Scott Kent, dated March 31, 2025	8-K	001-37502	10.2	4/7/25

10.16†	Offer Letter with Matthew Googe, dated April 20, 2026					*

10.17†	Offer Letter with Erik Christiansen, dated April 14, 2026					*

10.18†	Offer Letter with Michael O’Connell, dated April 20, 2024					*

10.19†	Form of PSU Award Agreement	8-K	001-37502	10.1	7/22/20

10.20†	Form of RSU Award Agreement (Executive Officers)	10-K	001-37502	10.19	8/27/25

10.21†	Form of RSU Award Agreement (Non-Employee Directors)	10-K	001-37502	10.20	8/27/25

10.22	Credit Agreement, dated as of June 28, 2021, among MasterCraft Boat Holdings, Inc., the Lenders Party Thereto and JPMORGAN CHASE BANK, N.A., as Administrative Agent, Sole Bookrunner and Sole Lead Arranger and FIFTH THIRD BANK and BMO HARRIS BANK, N.A., as Co-Syndication Agents	8-K	001-37502	10.1	6/28/21

10.23	Second Amendment to Credit Agreement	10-K	001-37502	10.18	8/30/23

10.24	Third Amendment to Credit Agreement	10-Q	001-37502	10.1	11/8/23

10.25	Fourth Amendment to Credit Agreement	8-K	001-37502	10.1	10/2/24

10.26††	Fifth Amendment to Credit Agreement	8-K	001-37502	10.4	2/5/26

10.27	Purchase Agreement, dated September 11, 2024, between the Company and RMI Holdings, Inc.	10-Q	001-37502	10.1	11/7/24

10.28††	Stockholders Agreement, dated as of February 5, 2026, by and among MasterCraft Boat Holdings, Inc. and the stockholders identified therein	8-K	001-37502	10.2	2/5/26

10.29	First Amendment to the Stockholders Agreement, dated as of March 11, 2026, by and among MasterCraft Boat Holdings, Inc. and the stockholders party thereto	S-4	333-294312	10.3	3/16/26

10.30††	Registration Rights Agreement, dated as of February 5, 2026, by and among MasterCraft Boat Holdings, Inc. and LOR, Inc.	8-K	001-37502	10.3	2/5/26

19.1	Insider Trading Compliance Policy	10-K	001-37502	19.1	8/30/24

21.1	List of subsidiaries of MasterCraft Boat Holdings, Inc.					*

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm					*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer					*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

97.1	Amended and Restated Clawback Policy	10-K	001-37502	97.1	8/30/24

101.INS	Inline XBRL Instance Document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					*

† Indicates management contract or compensatory plan.

†† Schedules (or similar attachments) have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplemental copies of any of the omitted schedules (or similar attachments) upon request by the SEC; provided that the registrant may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, for any schedules (or similar attachments) so furnished.

* Filed herewith.

** Furnished herewith.

ITEM 16. FORM 10-K SUMMARY.

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 10, 2026	MASTERCRAFT BOAT HOLDINGS, INC.

	By:	/s/ BRADLEY M. NELSON
Chief Executive Officer (Principal Executive Officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRADLEY M. NELSON	Chief Executive Officer (Principal Executive Officer) and Director
Bradley M. Nelson		September 10, 2026

/s/ W. SCOTT KENT	Chief Financial Officer (Principal Financial and Accounting Officer), Treasurer and Secretary
W. Scott Kent		September 10, 2026

/s/ ROCH LAMBERT	Chairman of the Board
Roch Lambert		September 10, 2026

/s/ W. PATRICK BATTLE	Director
W. Patrick Battle		September 10, 2026

/s/ JACLYN BAUMGARTEN	Director
Jaclyn Baumgarten		September 10, 2026

/s/ JENNIFER DEASON	Director
Jennifer Deason		September 10, 2026

/s/ PETER G. LEEMPUTTE	Director
Peter G. Leemputte		September 10, 2026

/s/ STEPHEN E. LEWIS	Director
Stephen E. Lewis		September 10, 2026

/s/ CALLUM C. MACGREGOR	Director
Callum C. Macgregor		September 10, 2026

/s/ KAMILAH MITCHELL-THOMAS	Director
Kamilah Mitchell-Thomas		September 10, 2026

/s/ TIMOTHY C. ROLLINS	Director
Timothy C. Rollins		September 10, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of MasterCraft Boat Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MasterCraft Boat Holdings, Inc. and subsidiaries (the "Company") as of June 30, 2026 and 2025, the related consolidated statements of operations, equity, and cash flows, for each of the three years in the period ended June 30, 2026, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2026, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 10, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Product Warranties — Refer to Notes 1 and 9 to the financial statements

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

We identified the accrued warranty liability related to the MasterCraft brand within the Performance and Wake segment as a critical audit matter because of the significant judgments made by management to estimate the anticipated rates of warranty claims and cost per claim related to product warranties. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s estimates of the rates and costs of future warranty claims.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the accrued warranty liability for the MasterCraft brand within the Performance and Wake segment included the following, among others:

•
We tested the design and operating effectiveness of controls over management’s estimation of the accrued warranty liability, including those over historical product warranty claim data and projected future product warranty claims. We evaluated the accuracy and completeness of the historical product warranty claims as an input to management’s accrued warranty liability calculation.
•
We assessed management’s process to develop the accrued warranty liability, by evaluating the methodology used to determine the estimate, the historical and current year warranty claims activity, and any known trends in warranty claims or specific product issues.
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

Business Combinations — Estimate for Valuation of Acquired Intangible Assets — Refer to Notes 1 and 4 to the financial statements

Critical Audit Matter Description

On May 15, 2026, the Company completed its merger with Marine Products Corporation. The Company accounted for the merger as a business combination and, accordingly, allocated the purchase price to the assets acquired and liabilities assumed based on their respective estimated fair values as of the date of the merger. Identifiable intangible assets acquired included tradenames, dealer networks, and other intangible assets. The excess of the purchase consideration over the fair value of identifiable assets acquired and liabilities assumed was recorded as goodwill.

We identified the fair value determination of the tradenames and dealer network intangible assets as a critical audit matter due to the significant judgment required in determining their estimated fair values. Management’s estimates of fair value included assumptions for revenue and expense forecasts, royalty rate, dealer attrition rate and the selection of appropriate discount rates. There was a high degree of auditor judgment and subjectivity in applying audit procedures and evaluating the significant assumptions relating to the estimates, including involvement of our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s estimates of the fair value of acquired Marine Products Corporation tradenames and dealer network intangible assets included the following, among others:

•
We tested the design and operating effectiveness of internal controls over the business combination, including internal controls over the revenue and expense forecasts, royalty rate, dealer attrition rate and the selection of appropriate discount rates.
•
We assessed the knowledge, skills, abilities, and objectivity of management’s valuation specialist and evaluated the work performed.
•
We tested management’s process as it relates to the development of management’s revenue growth and expense projections by comparing the forecast to historical results, external communications, and industry and market trends and outlooks.
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
•
Our fair value specialists tested the valuation methodology and mathematical accuracy of the intangible asset models.

/s/ Deloitte & Touche LLP

Nashville, Tennessee
September 10, 2026

We have served as the Company's auditor since 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of MasterCraft Boat Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of MasterCraft Boat Holdings, Inc. and subsidiaries (the "Company") as of June 30, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2026, of the Company and our report dated September 10, 2026, expressed an unqualified opinion on those financial statements.

As described in Management's Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Marine Products Corporation, which was acquired on May 15, 2026, and whose financial statements constitute 60.3% of total assets and 9.6% of net sales of the consolidated financial statement amounts as of and for the year ended June 30, 2026. Accordingly, our audit did not include the internal control over financial reporting at Marine Products Corporation.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Nashville, Tennessee
September 10, 2026

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
(Dollar amounts in thousands, except per share data)	2026	2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43,865	$28,926
Short-term investments (Note 5)	—	50,518
Accounts receivable, net of allowance of $216 and $156, respectively	11,445	4,086
Income tax receivable	2,139	208
Inventories, net (Note 6)	82,261	30,469
Prepaid expenses and other current assets	12,997	7,006
Total current assets	152,707	121,213
Property, plant and equipment, net (Note 7)	120,563	53,576
Goodwill (Note 8)	134,092	28,493
Other intangible assets, net (Note 8)	82,216	31,850
Deferred income taxes	—	18,914
Other long-term assets	10,854	5,902
Total assets	$500,432	$259,948
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$24,206	$8,255
Income tax payable	187	1,773
Accrued expenses and other current liabilities (Note 9)	73,265	55,182
Total current liabilities	97,658	65,210
Deferred income taxes	1,378	—
Unrecognized tax positions	18,299	9,067
Other long-term liabilities	1,809	2,085
Total liabilities	119,144	76,362
COMMITMENTS AND CONTINGENCIES (Note 13)
EQUITY:
Common stock, $.01 par value per share — authorized, 100,000,000 shares; issued and outstanding, 24,437,538 shares at June 30, 2026 and 16,406,788 shares at June 30, 2025	244	164
Additional paid-in capital	251,843	52,559
Retained earnings	129,001	130,663
MasterCraft Boat Holdings, Inc. equity	381,088	183,386
Noncontrolling interest	200	200
Total equity	381,288	183,586
Total liabilities and equity	$500,432	$259,948

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended June 30
(Dollar amounts in thousands, except per share data)	2026	2025	2024
NET SALES	$348,903	$284,203	$322,351
COST OF SALES	269,124	227,338	250,741
GROSS PROFIT	79,779	56,865	71,610
OPERATING EXPENSES:
Selling and marketing	12,854	11,740	11,203
General and administrative	53,305	32,093	31,119
Amortization of other intangible assets	4,684	1,800	1,812
Impairments (Note 8)	10,050	—	—
Total operating expenses	80,893	45,633	44,134
OPERATING INCOME (LOSS)	(1,114)	11,232	27,476
OTHER INCOME (EXPENSE):
Interest expense	(215)	(1,169)	(3,292)
Interest income	2,747	3,472	5,789
Loss on extinguishment of debt	(71)	—	—
INCOME BEFORE INCOME TAX EXPENSE	1,347	13,535	29,973
INCOME TAX EXPENSE	2,948	2,820	6,730
INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,601)	10,715	23,243
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX (Note 3)	(61)	(3,672)	(15,443)
NET INCOME (LOSS)	$(1,662)	$7,043	$7,800

INCOME (LOSS) PER SHARE:
Basic
Continuing operations	$(0.09)	$0.65	$1.37
Discontinued operations	(0.01)	(0.22)	(0.91)
Net income (loss)	$(0.10)	$0.43	$0.46

Diluted
Continuing operations	$(0.09)	$0.65	$1.36
Discontinued operations	(0.01)	(0.22)	(0.90)
Net income (loss)	$(0.10)	$0.43	$0.46

WEIGHTED AVERAGE SHARES USED FOR COMPUTATION OF:
Basic earnings per share	17,162,850	16,428,485	16,930,348
Diluted earnings per share	17,162,850	16,525,773	17,038,305

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

					MasterCraft
			Additional		Boat
	Common Stock		Paid-in	Retained	Holdings,	Noncontrolling	Total
(Dollar amounts in thousands)	Shares	Amount	Capital	Earnings	Inc. Equity	Interest	Equity
Balance at June 30, 2023	17,312,850	$173	$75,976	$115,820	$191,969	120	$192,089
Share-based compensation activity	197,202	2	281	—	283	—	283
Repurchase and retirement of common stock	(750,943)	(8)	(16,365)	—	(16,373)	—	(16,373)
Capital contribution from noncontrolling interest	—	—	—	—	—	80	80
Net income	—	—	—	7,800	7,800	—	7,800
Balance at June 30, 2024	16,759,109	167	59,892	123,620	183,679	200	183,879
Share-based compensation activity	179,649	2	2,249	—	2,251	—	2,251
Repurchase and retirement of common stock	(531,970)	(5)	(9,582)	—	(9,587)	—	(9,587)
Net income	—	—	—	7,043	7,043	—	7,043
Balance at June 30, 2025	16,406,788	164	52,559	130,663	183,386	200	183,586
Issuance of new shares in business combination (Note 4)	8,088,171	80	199,331	—	199,411	—	199,411
Share-based compensation activity	58,949	1	2,312	—	2,313	—	2,313
Repurchase and retirement of common stock	(116,370)	(1)	(2,359)	—	(2,360)	—	(2,360)
Net loss	—	—	—	(1,662)	(1,662)	—	(1,662)
Balance at June 30, 2026	24,437,538	$244	$251,843	$129,001	$381,088	$200	$381,288

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30
(Dollar amounts in thousands)	2026	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,662)	$7,043	$7,800
Loss from discontinued operations, net of tax	61	3,672	15,443
Income (loss) from continuing operations	(1,601)	10,715	23,243
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	13,652	9,579	8,375
Share-based compensation	4,113	2,915	2,602
Unrecognized tax benefits	20	518	1,199
Deferred income taxes	3,099	(330)	(6,156)
Impairments	10,050	—	—
Changes in certain operating assets and liabilities
Accounts receivable	(2,343)	4,828	2,462
Inventories	3,155	6,568	6,067
Prepaid expenses and other current assets	(1,247)	1,634	1,284
Income taxes	(2,296)	2,064	(5,772)
Accounts payable	4,490	(2,017)	(7,594)
Accrued expenses and other current liabilities	4	455	(12,208)
Other, net	(692)	1,293	(1,302)
Net cash provided by operating activities of continuing operations	30,404	38,222	12,200
Net cash provided by (used in) operating activities of discontinued operations	101	(2,629)	297
Net cash provided by operating activities	30,505	35,593	12,497

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(8,124)	(9,198)	(10,525)
Purchases of investments	(1,818)	(58,786)	(143,840)
Proceeds from investments	52,609	88,028	158,411
Business combinations, net of cash acquired	(54,111)	—	—
Other, net	35	—	5
Net cash provided by (used in) investing activities of continuing operations	(11,409)	20,044	4,051
Net cash provided by (used in) investing activities of discontinued operations	—	25,992	(5,836)
Net cash provided by (used in) investing activities	(11,409)	46,036	(1,785)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	—	(49,500)	(4,500)
Borrowings on revolving credit facility	25,000	49,500	—
Principal payments on revolving credit facility	(25,000)	(49,500)	—
Repurchase and retirement of common stock	(2,337)	(9,767)	(16,257)
Other, net	(1,820)	(830)	(2,378)
Net cash used in financing activities of continuing operations	(4,157)	(60,097)	(23,135)
Net cash provided by (used in) financing activities of discontinued operations	—	—	—
Net cash used in financing activities	(4,157)	(60,097)	(23,135)
NET CHANGE IN CASH AND CASH EQUIVALENTS	14,939	21,532	(12,423)

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	28,926	7,394	19,817
CASH AND CASH EQUIVALENTS — END OF PERIOD	$43,865	$28,926	$7,394
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest, net of amounts capitalized	$64	$746	$2,993
Cash payments for income taxes	2,058	284	11,611
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of business through issuance of common stock	199,411	—	—
Activity related to sales-type lease	—	—	3,898
Capital expenditures in accounts payable and accrued expenses	483	497	656

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, dollars in thousands, except per share data and per unit data)

1. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation — The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of MasterCraft Boat Holdings, Inc. (“Holdings”) and its wholly owned subsidiaries from the dates of their acquisitions. Holdings and its subsidiaries collectively are referred to herein as the “Company.” The Company also owns a 50% interest in an unconsolidated joint venture, which is accounted for under the equity method (see Note 14). All intercompany accounts and transactions have been eliminated in consolidation.

Holdings has no independent operations and no material assets, other than its wholly owned equity interests in its subsidiaries, as of June 30, 2026 and 2025, and no material liabilities. As of June 30, 2026 and 2025, Holdings had no material contingencies, long-term obligations, or guarantees other than a guarantee of its subsidiaries’ long-term debt (see Note 10).

Discontinued Operations — In fiscal 2025, the Company completed the Aviara Transaction and the Aviara Facility Sale. The Company's sale of the business represents an exit from the luxury dayboat category, a strategic shift that has a significant effect on the Company’s operations and financial results, and as such, qualifies for reporting as discontinued operations. In fiscal 2023, the Company sold its NauticStar business. The former Aviara and NauticStar businesses results, for the periods presented, are reflected in our consolidated statements of operations and consolidated statements of cash flows as discontinued operations. (see Note 3).

Unless otherwise indicated, the financial disclosures and related information provided herein relate to our continuing operations, and we have recast prior period amounts to reflect discontinued operations.

Reclassifications — Certain historical amounts have been reclassified in these consolidated financial statements to conform to current presentation.

Business Combinations — On May 15, 2026, the Company completed the merger with Marine Products Corporation, pursuant to which each share of Marine Products common stock, par value $0.10 per share, was converted into the right to receive 0.232 shares of the Company’s common stock, par value $0.01 per share and $2.43 in cash, representing total merger consideration of approximately $284.2 million. The Marine Products Transaction was accounted for as a business combination in accordance with ASC 805, Business Combinations, with MasterCraft Boat Holdings, Inc. identified as the accounting acquirer. The results of Marine Products have been included in the Company's consolidated financial statements since May 15, 2026 (see Note 4).

The Company has evaluated the accounting policies of Marine Products following the acquisition and determined that they are substantially consistent with those of the Company. Certain differences in accounting processes, estimates, and reporting practices identified during the integration process are being conformed to the Company's policies and procedures and are not expected to have a material impact on the Company's consolidated financial statements.

Use of Estimates — The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures. The Company bases these estimates on historical results and various other assumptions believed to be reasonable. The Company’s most significant financial statement estimates include impairment of goodwill and indefinite-lived intangible assets, accounting for business combinations, warranty liability, unrecognized tax positions, inventory repurchase contingent obligations, and impairment of long-lived assets and intangible assets subject to amortization. Actual results could differ from those estimates.

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

Accounts Receivable — Accounts receivable represents amounts billed to customers under credit terms customary in its industry. The Company normally does not charge interest on its accounts receivable. The Company carries its accounts receivable at face value, net of an allowance for estimated credit losses, which the Company records on a regular basis based upon known bad debt risks and past loss history, customer payment practices and economic conditions. Actual collection experience may differ from the current estimate of net receivables. A change to the estimated credit losses may be required if a future event or other change in circumstances results in a change in the estimate of the ultimate collectability of a specific account. Amounts recorded as bad debt expense, write-offs, and recoveries were not material for the years ended June 30, 2026, 2025, and 2024.

Cash and Cash Equivalents — The Company considers all highly-liquid investments with an original maturity of three months or less to be cash and cash equivalents. The Company's cash and cash equivalents include cash deposits and money market funds. The Company’s cash deposits may at times exceed federally insured amounts.

Short-Term Investments — The Company invests excess cash balances in short-term debt securities, such as investment-grade corporate bonds and U.S. treasury bills. We classify our investments in debt securities based on the facts and circumstances present at the time of purchase of the securities. We subsequently reassess the appropriateness of that classification at each reporting date. As of June 30, 2026, the Company had no short-term investments. As of June 30, 2025, all of our investments in debt securities were classified as available-for-sale securities and were due to mature within one year.

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

The Company is dependent on third-party equipment manufacturers, distributors, and dealers for certain parts and materials utilized in the manufacturing process. During the years ended June 30, 2026, 2025, and 2024, the Company purchased all engines for its Performance and Wake segment under a supply agreement with a single vendor. Total purchases for all segments from this vendor were $29.7 million, $24.6 million, and $25.4 million for the years ended June 30, 2026, 2025, and 2024, respectively. During the years ended June 30, 2026, 2025, and 2024, the Company purchased a majority of the engines for its Leisure segment and a portion of engines for its Recreation and Sport Fishing segment under supply agreements with a single vendor. Total purchases from this vendor were $8.4 million, $6.0 million, and $9.1 million for the years ended June 30, 2026, 2025, and 2024, respectively. Additional engine suppliers are utilized for the Leisure and Recreation & Sport Fishing segments, which helps mitigate the Company’s dependence on any single supplier within those segments.

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

For the years ended June 30, 2026, 2025, and 2024, ranges of asset lives used for depreciation purposes are:

Buildings and improvements	7	-	40	years
Machinery and equipment	3	-	7	years
Furniture and fixtures	3	-	7	years

Goodwill and Other Intangible Assets — The Company does not amortize goodwill and other purchased intangible assets with indefinite lives, which are primarily related to trade names. The Company’s intangible assets with finite lives consist primarily of dealer networks and are carried at their estimated fair values at the time of acquisition, less accumulated amortization. Amortization is recognized on a straight-line basis over the estimated useful lives of the respective assets (see Note 8). Intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate long-lived assets described below. The Company has three reporting units, Performance and Wake, Leisure, and Recreation and Sport Fishing, which each relate to an operating segment as described in Note 16. As of June 30, 2026, the Company’s goodwill relates to both the Performance and Wake and Recreation and Sport Fishing reporting units and the Company’s other intangible assets relate to the Performance and Wake, Leisure, and Recreation and Sport Fishing reporting units.

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

As of June 30, 2026, the Company had goodwill balances associated with the Performance and Wake reporting unit and the Recreation and Sport Fishing reporting unit. The Company performed a qualitative assessment for each reporting unit, as appropriate, and concluded that the fair value of each exceeded its carrying value.

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

The costs of amortizable intangible assets, including dealer networks, are recognized over their expected useful lives using the straight-line method. The dealer network intangible asset within our Performance and Wake segment is fully amortized. The dealer network intangible assets within our Leisure and Recreation and Sport Fishing segment that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate long-lived assets as described below. As discussed below, the Company recorded an impairment charge related to the Crest dealer network intangible asset within the Leisure segment during fiscal 2026.

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

During the fiscal 2026 fourth quarter, the Company identified indicators of impairment related to the Crest brand intangible assets within the Leisure segment and performed impairment analyses for both the Crest dealer network and Crest trade name. The dealer network was evaluated for recoverability using an undiscounted cash flows analysis and, because the carrying value was not recoverable, its fair value was determined using a discounted cash flow approach. The Crest trade name was tested for impairment by comparing its estimated fair value, determined using the relief-from-royalty method, to its carrying value. Based on these analyses, the Company concluded that the carrying values of both the Crest dealer network and Crest trade name exceeded their respective fair values. As a result, the Company recorded impairment charges of $4.1 million and $6.0 million related to the Crest dealer network and Crest trade name, respectively, reducing the assets to their estimated fair values.

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

In conjunction with the impairment assessment as discussed above, the Company determined certain indicators of potential impairment existed for the Crest brand asset group within the Leisure segment, resulting in an undiscounted cash flows analysis. The analysis concluded the undiscounted cash flows exceeded the carrying value of the asset group, resulting in no impairment.

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

Research and Development — Research and development expenditures are expensed as incurred. Research and development expense for the years ended June 30, 2026, 2025, and 2024 was $7.1 million, $6.5 million, and $6.8 million, respectively, and is included in Operating expenses in the consolidated statements of operations.

Self-Insurance — The Company is self-insured for certain losses relating to product liability claims and employee medical claims. In connection with the Marine Products Transaction, the Company acquired a wholly owned captive insurance subsidiary that participates in certain programs. The Company has purchased stop-loss coverage in order to limit its exposure to any significant levels for these matters. Losses are accrued based on the Company’s estimates of the aggregate liability for self-insured claims incurred using certain actuarial assumptions followed in the insurance industry and the Company’s historical experience.

Deferred Debt Issuance Costs — Certain costs incurred to obtain financing are capitalized and amortized over the term of the related debt using the effective interest method. For the years ended June 30, 2026, 2025, and 2024, the Company recorded related amortization expense of $0.4 million, $0.5 million, and $0.3 million, respectively.

Share-Based Compensation — The Company records amounts for all share-based compensation, including grants of restricted stock and performance stock units over the vesting period in the consolidated statements of operations based on their fair values at the date of the grant. Forfeitures of share-based compensation, if any, are recognized as they occur. Share-based compensation costs are included in Selling and marketing and General and administrative expense in the consolidated statements of operations. See Note 12 – Share-Based Compensation for a description of the Company’s accounting for share-based compensation plans.

Advertising — Advertising costs are expensed when the advertising first takes place. Advertising expense recognized during the years ended June 30, 2026, 2025, and 2024, was $5.5 million, $4.4 million, and $4.1 million, respectively, and is included in Selling and marketing expenses in the consolidated statements of operations.

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

When measuring fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability. When possible, the Company looks to active and observable markets to price identical assets. When identical assets are not traded in active markets, the Company looks to market observable data for similar assets. The Company’s most significant financial asset or liability measured at fair value on a recurring basis is its inventory repurchase contingent obligation (see “Revenue Recognition - Other Revenue Recognition Matters” and Note 13).

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

Earnings Per Common Share — Basic earnings per common share reflects reported earnings divided by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common share include the effect of dilutive stock options, restricted stock, and performance stock units unless inclusion would not be dilutive.

Postretirement Benefits — The Company has a defined contribution plan and makes contributions including matching and discretionary contributions which are based on various percentages of compensation, and in some instances are based on the amount of the employees' contributions to the plans. The expense related to the defined contribution plan was $1.5 million for the year ended June 30, 2026, and $1.3 million for the years ended June 30, 2025, and 2024.

New Accounting Pronouncements Issued And Adopted

Income Taxes — ASU No. 2023-09, Improvements to Income Tax Disclosures, requires entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and provide more details about the reconciling items in some categories if items meet a quantitative threshold. Entities would have to provide qualitative disclosures about the new categories. The guidance will require all entities to disclose income taxes paid, net of refunds, disaggregated by federal (national), state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold. The guidance makes several other changes to the disclosure requirements. Entities are required to apply the guidance prospectively, with the option to apply it retrospectively. The guidance is effective for annual periods beginning after December 15, 2024. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

New Accounting Pronouncements Issued But Not Yet Adopted

Income Statement — ASU No. 2024-03, Reporting Comprehensive Income — Expense Disaggregation Disclosures. ASU No. 2024-03, as amended by ASU No. 2025-01, requires public entities to provide disaggregated disclosures of certain categories of expenses on an annual and interim basis, including purchases of inventory, employee compensation, depreciation, and intangibles asset amortization for each income statement line item that contains those expenses. The guidance is effective for annual periods beginning after December 15, 2026, or fiscal 2027 for the Company, and is effective for interim periods within fiscal years beginning after December 15, 2027, or fiscal 2028 for the Company. The Company is currently evaluating the impact, if any, that the adoption of this standard will have on financial disclosures.

2. REVENUE RECOGNITION

The following tables present the Company’s net sales by major product category for each reportable segment.

	Year Ended June 30, 2026
	Performance and Wake	Leisure	Recreation and Sport Fishing	Total
Major Product Categories:
Boats and trailers	$256,884	$42,672	$32,848	$332,404
Parts	11,524	1,054	478	13,056
Other revenue	2,769	674	—	3,443
Total	$271,177	$44,400	$33,326	$348,903

	Year Ended June 30, 2025
	Performance and Wake	Leisure	Total
Major Product Categories:
Boats and trailers	$226,016	$41,020	$267,036
Parts	11,704	1,692	13,396
Other revenue	3,043	728	3,771
Total	$240,763	$43,440	$284,203

	Year Ended June 30, 2024
	Performance and Wake	Leisure	Total
Major Product Categories:
Boats and trailers	$245,963	$57,832	$303,795
Parts	13,567	1,242	14,809
Other revenue	3,206	541	3,747
Total	$262,736	$59,615	$322,351

For fiscal 2026, the Company’s top ten dealers accounted for approximately 34% of our net sales and none of our dealers individually accounted for more than 10% of our total net sales. For fiscal 2025, the Company’s top ten dealers accounted for approximately 34% of our net sales and none of our dealers individually accounted for more than 10% of our total net sales. For fiscal 2024, the Company’s top ten dealers accounted for approximately 31% of our net sales and none of our dealers individually accounted for more than 10% of our total net sales.

On a consolidated basis, international sales accounted for 11.3%, 11.4%, and 14.0% of the Company’s net sales for the years ended June 30, 2026, 2025, and 2024, respectively. The Company had no significant concentrations of sales to individual or international dealers during the years ended June 30, 2026, 2025, and 2024.

Contract Liabilities

As of June 30, 2026, the Company had $6.5 million of contract liabilities associated primarily related to customer deposits and telematic services reported in Accrued expenses and other current liabilities and Other long-term liabilities on the consolidated balance sheet. The Company expects to recognize $4.9 million of this amount during the year ending June 30, 2027, and $1.6 million thereafter. As of June 30, 2025, total contract liabilities were $3.8 million. During the year ended June 30, 2026, $1.9 million of this amount was recognized as revenue.

See Note 1 for a description of the Company’s significant revenue recognition policies and Note 16 for a description of the Company’s segments.

3. DISCONTINUED OPERATIONS

In fiscal 2025, the Company completed the Aviara Transaction and the Aviara Facility Sale. As part of the Aviara Transaction, MarineMax, Inc. (“MarineMax”) paid for select branding and operational assets, including Aviara’s website, tooling, and inventory. MarineMax also assumed Aviara’s customer care, warranty liability and administration. The amounts paid to the Company by MarineMax for ownership of the Aviara brand were offset by MarineMax’s assumption of warranty liability and administration accruals. Further, the Aviara Facility Sale generated proceeds, net of closing costs, of $26.1 million. The transactions resulted in a $6.2 million gain on discontinued operations related to the Aviara Facility Sale, partially offset by a $4.2 million loss related to the Aviara Transaction. In fiscal 2023, the Company sold its NauticStar business.

As discussed in Note 1, the Company has reported results of operations for the Aviara and NauticStar reporting units as discontinued operations in the consolidated statement of operations.

The following table summarizes the results of discontinued operations for the following periods:

	Fiscal Year Ended
	June 30,	June 30,	June 30,
	2026	2025	2024
NET SALES	$4	$9,024	$44,318
COST OF SALES	—	12,954	48,982
GROSS PROFIT (LOSS)	4	(3,930)	(4,664)
OPERATING EXPENSES:
Selling, general and administrative	65	2,529	6,734
Impairments	—	—	9,827
Total operating expenses	65	2,529	16,561
OPERATING LOSS	(61)	(6,459)	(21,225)
Gain on sale of discontinued operations	—	2,016	187
LOSS BEFORE INCOME TAX BENEFIT	(61)	(4,443)	(21,038)
INCOME TAX BENEFIT	—	771	5,595
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	$(61)	$(3,672)	$(15,443)

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

4. BUSINESS COMBINATIONS

On May 15, 2026, the Company completed the merger with Marine Products, pursuant to which each share of Marine Products common stock, par value $0.10 per share, was converted into the right to receive 0.232 shares of the Company’s common stock, par value $0.01 per share and $2.43 in cash, representing total merger consideration of approximately $284.2 million.

As a result of the Marine Products Transaction, the Company reevaluated its reportable segment structure and determined that the operations acquired from Marine Products constitute a separate reportable segment. Accordingly, beginning on May 15, 2026, the Company began reporting the acquired operations within its newly established Recreation and Sport Fishing segment. For the period from May 15, 2026 through June 30, 2026, Marine Products contributed net sales of $33.3 million and net loss of $6.6 million.

The following table summarizes the fair value of the merger consideration transferred:

Amount
Shares of Marine Products common stock	34,863,738
Exchange ratio	0.232
Shares of MasterCraft common stock issued	8,088,171
MasterCraft closing share price	$24.64
Stock consideration for shares issued	$199,293
Partial consideration for shares of Assumed RSAs	$118
Total stock consideration	$199,411
Shares of Marine Products common stock	34,863,738
Cash Consideration per share	$2.43
Cash consideration	$84,725
Partial cash consideration for Assumed RSAs	$50
Total cash consideration	$84,775
Total merger consideration	$284,186

The following table summarizes the preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed based on their estimated acquisition-date fair values:

Preliminary Fair Value
Cash and cash equivalents	$30,664
Accounts receivable	5,292
Inventories	55,105
Prepaid expenses and other current assets	4,792
Property, plant and equipment	67,845
Goodwill	105,599
Other intangible assets	65,100
Investment in affiliate	4,331
Other, net	1,620
Deferred income taxes	(17,193)
Unrecognized tax positions	(9,212)
Accounts payable	(11,448)
Accrued expenses and other current liabilities	(18,309)
Total	$284,186

Included in the assets acquired is a 50% equity-method investment in 255 RC, LLC (“255 RC”), a limited liability company formed for the joint purchase and ownership of a corporate aircraft. The preliminary fair value assigned to the investment was $4.3 million as of the acquisition date. See Note 14 – Related Party Transactions for further information.

The purchase price allocation is preliminary and subject to change as the Company finalizes valuations of certain acquired assets and assumed liabilities, including inventory, property and equipment, identifiable intangible assets, warranty liabilities, income taxes, and other working capital balances. The Company expects to finalize the purchase accounting during the measurement period, which will not exceed one year from the acquisition date.

Goodwill recognized in the Marine Products Transaction was assigned to the Recreation and Sport Fishing segment. The goodwill primarily represents expected synergies from the combination of operations, expanded product offerings, future growth opportunities, and other benefits that do not qualify for separate recognition as identifiable intangible assets. The goodwill is expected to be not deductible for income tax purposes.

The following table summarizes the details of the purchase price allocated to the other intangible assets acquired:

	Amount	Weighted Average Life
Trade names	$37,500	Indefinite

Dealer Networks	25,000	11 years
Other	2,600	1.5 months
Finite-lived intangibles	27,600	10 years
Total	$65,100

The following unaudited pro forma information represents the combined results of operations of the Company and Marine Products as if the acquisition occurred on July 1, 2024:

	Fiscal Year Ended
	2026	2025
Net Sales	$565,799	$508,571
Net Income	$11,410	$(6,457)

These pro forma results were based on estimates and assumptions, which we believe are reasonable. They are not the results that would have been realized had we been a combined company during the periods presented and are not necessarily indicative of our consolidated results of operations in future periods. The pro forma results include adjustments related to purchase accounting, primarily amortization of intangible assets, the inventory step-up charge, and property, plant, and equipment fair value depreciation adjustments, and removes non-recurring Marine Products Transaction costs in fiscal 2026 and applies these costs to fiscal 2025, adjusted for the effects of income tax.

The Company incurred acquisition-related costs of $15.2 million during fiscal 2026 related to the Marine Products Transaction. These costs are included within general and administrative expenses in the accompanying consolidated statement of operations.

5. SHORT-TERM INVESTMENTS

We invest excess cash and cash equivalents in short-term investments, which primarily consist of investment grade corporate bonds and U.S. treasury bills. The Company had no short-term investments as of June 30, 2026. The Company determined the amortized cost of available-for-sale securities as of June 30, 2025 approximate their fair value because of the short-term nature of the investments.

The following table summarizes investments held by the Company as of:

	June 30, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
Fixed income securities:
Corporate bonds	$45,221	$18	$(7)	$45,232
U.S. treasury bills	5,297	—	(1)	5,296
Total available-for-sale securities	$50,518	$18	$(8)	$50,528

6. INVENTORIES

Inventories consisted of the following:

	June 30,	June 30,
	2026	2025
Raw materials and supplies	$46,713	$17,377
Work in process	20,011	2,466
Finished goods	15,537	10,626
Total inventories	$82,261	$30,469

7. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, net consisted of the following:

	June 30,	June 30,
	2026	2025
Land and improvements	$16,565	$4,985
Buildings and improvements	71,085	35,608
Machinery and equipment	62,677	36,996
Furniture and fixtures	18,570	6,114
Construction in progress	2,594	11,904
Total property, plant, and equipment	171,491	95,607
Less accumulated depreciation	(50,928)	(42,031)
Property, plant, and equipment — net	120,563	$53,576

Depreciation expense for the years ended June 30, 2026, 2025, and 2024 was $9.0 million, $7.8 million, and $6.6 million, respectively.

8. GOODWILL AND OTHER INTANGIBLE ASSETS

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

Goodwill

As of June 30, 2026, our annual impairment test date, the Company performed a qualitative assessment and identified no events or circumstances that indicated that there existed a more likely than not probability of impairment of goodwill.

The following table presents the carrying amounts of goodwill for each of the Company’s reportable segments.

	Performance and Wake	Leisure	Recreation and Sport Fishing	Total
Gross	$28,493	$36,238	$—	$64,731
Accumulated impairment loss	—	(36,238)	—	(36,238)
Goodwill, net at June 30, 2025	28,493	—	—	28,493
Acquired in business combination	—	—	105,599	105,599
Goodwill, net at June 30, 2026	$28,493	$—	$105,599	$134,092

During fiscal 2026, as a result of the Marine Products Transaction, the Company recognized $105.6 million of goodwill within the Recreation and Sport Fishing segment. See Note 4 – Business Combinations for further information.

Other Intangible Assets

The following table presents the carrying amount of Other intangible assets, net as of June 30, 2026 and 2025.

	June 30,			June 30,
	2026			2025
	Gross Amount	Accumulated Amortization / Impairment	Other intangible assets, net	Gross Amount	Accumulated Amortization / Impairment	Other intangible assets, net
Amortized intangible assets
Dealer networks	$44,500	$(19,784)	$24,716	$19,500	$(13,650)	$5,850
Other	2,600	(2,600)	—	245	(245)	—
	47,100	(22,384)	24,716	19,745	(13,895)	5,850

Unamortized intangible assets
Trade names	70,500	(13,000)	57,500	33,000	(7,000)	26,000
Total other intangible assets	$117,600	$(35,384)	$82,216	$52,745	$(20,895)	$31,850

During fiscal 2026, in connection with the Marine Products Transaction, the Company recognized $65.1 million of identifiable intangible assets within the Recreation and Sport Fishing segment, consisting of $37.5 million of trade names, $25.0 million of dealer networks, and $2.6 million of other intangible assets. The dealer networks and other intangible assets are finite-lived and are being amortized over their estimated useful lives, while the trade names were determined to have indefinite useful lives and are not amortized. See Note 4 – Business Combinations for further information.

As of June 30, 2026, our annual impairment test date, we performed a qualitative assessment on our indefinite-lived intangible assets. Other than the Crest trade name discussed below, no events or circumstances were identified that indicated that there existed a more likely than not probability that our indefinite-lived intangible assets were impaired. The carrying value of the indefinite-lived intangible assets associated with the Performance and Wake segment was $16.0 million as of June 30, 2026 and 2025. The carrying value of the indefinite-lived intangible assets associated with the Recreation and Sport fishing segment was $37.5 million as of June 30, 2026.

During the fiscal 2026 fourth quarter, the Company identified indicators of impairment within the Leisure segment, primarily as a result of updated projections and valuation inputs. Accordingly, the Company performed an impairment evaluation of the Crest brand indefinite-lived trade name and definite-lived dealer network intangible assets. The dealer network was evaluated for recoverability using an undiscounted cash flow analysis and, because the carrying value was determined not to be recoverable, its fair value was subsequently estimated using a discounted cash flow approach. The Crest trade name was tested for impairment by comparing its estimated fair value, determined using the relief-from-royalty method, to its carrying value. Based on these analyses, the Company recorded impairment charges of $4.1 million and $6.0 million related to the Crest dealer network and Crest trade name, respectively, reducing the assets to their estimated fair values.

Amortization expense related to Other intangible assets, net for the year ended June 30, 2026 was $4.7 million and for each of the years ended June 30, 2025, and 2024, was $1.8 million.

The following table presents estimated future amortization expense for the remainder of calendar year 2026, the next four fiscal years and thereafter.

Fiscal years ending December 31,
Remainder of 2026	1,136
2027	2,273
2028	2,273
2029	2,273
2030	2,273
and thereafter	14,488
Total	$24,716

9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	June 30,	June 30,
	2026	2025
Warranty	$31,221	$25,712
Dealer incentives	16,700	14,727
Compensation and related accruals	9,440	5,787
Contract liabilities	4,760	1,968
Inventory repurchase contingent obligation	1,514	1,649
Self-insurance	2,205	1,200
Other	7,425	4,139
Total accrued expenses and other current liabilities	$73,265	$55,182

Accrued warranty liability activity was as follows:

	June 30,	June 30,
	2026	2025
Balance at the beginning of the period	$25,712	$25,486
Acquired in business combination	6,467	—
Provisions	7,595	6,429
Payments made	(7,481)	(8,614)
Changes for pre-existing warranties	(1,072)	2,411
Balance at the end of the period	$31,221	$25,712

10. LONG-TERM DEBT

There were no amounts of long-term debt outstanding as of June 30, 2026 and 2025.

Prior Credit Agreement

In fiscal 2021, the Company entered into a credit agreement (the “2021 Credit Agreement”) that provided the Company with a $160.0 million senior secured credit facility, consisting of a $60.0 million term loan and a $100.0 million revolving credit facility.

In fiscal 2025, the Company entered into the Fourth Amendment to the 2021 Credit Agreement to obtain the necessary consents and waivers to the covenant restrictions related to the Aviara Transaction and the Aviara Facility Sale, as discussed in Note 3, and a waiver to the fixed charge ratio for certain periods. Following the amendment, all amounts under the term loan were repaid and the facility thereafter only provided the Company with a revolving credit facility.

Amended and Restated Credit Agreement

On February 5, 2026, the Company entered into a Fifth Amendment to its 2021 Credit Agreement (as amended, the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, which provides the Company with a revolving credit facility up to $75.0 million (the “Revolving Credit Facility”). The Credit Agreement, among other things, expressly permitted the Marine Products Transaction and revises certain financial covenants to our 2021 Credit Agreement, including replacing the fixed charge ratio with an interest coverage ratio, and extends the revolving maturity to 2031.

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

In connection with the Marine Products Transaction, the Company temporarily borrowed approximately $25.0 million under the Revolving Credit Facility to ensure liquidity during the transaction closing process. The outstanding balance was subsequently repaid prior to June 30, 2026. As of June 30, 2026, there were no amounts outstanding, and the Company had remaining availability of $75.0 million on the Revolving Credit Facility. The Credit Agreement will mature and remaining amounts outstanding, if any, thereunder will be due and payable on February 5, 2031. As of June 30, 2026, the Company was in compliance with its financial covenants under the Credit Agreement.

11. INCOME TAXES

The Company adopted ASU No. 2023-09, Improvements to Income Tax Disclosures, for the annual disclosures for the year ended June 30, 2026, on a prospective basis. Comparative financial information for prior periods has not been restated and continues to be reported under the accounting standards in effect for those periods.

For the years ended June 30, the sources of income (loss) before income tax expense were as follows:

	2026	2025	2024
Domestic income	$1,275	$13,560	$29,956
Foreign income (loss)	72	(25)	17
Total income from continuing operations before income tax expense:	$1,347	$13,535	$29,973

For the years ended June 30, the components of the provision for income taxes for continuing operations are as follows:

	2026	2025	2024
Current income tax (benefit) expense:
Federal	$(936)	$3,827	$6,870
State	786	1,182	1,860
Total current tax (benefit) expense	$(150)	$5,009	$8,730
Deferred tax expense (benefit):
Federal	$2,491	$(1,923)	$(2,072)
Foreign	10	—	—
State	597	(266)	72
Total deferred tax expense (benefit)	3,098	(2,189)	(2,000)
Income tax expense	$2,948	$2,820	$6,730

For the year ended June 30, 2026, a reconciliation of the expected tax provision at the statutory federal income tax rate to the Company’s recorded tax provision consisted of the following, subsequent to the adoption of ASU No. 2023-09 (in thousands, except percentages):

	2026
	Amount	Percent
U.S. Federal Statutory Rate	279	21.00%
State and local income taxes, net of federal effect
State income tax expense, net of federal benefit(1)	867	65.25%
Foreign taxes, other	(5)	(0.39%)
Effect of cross-border tax laws	(24)	(1.79%)
Tax credits	(539)	(40.51%)
Nontaxable or nondeductible items, net
Meals and entertainment	40	3.01%
Nondeductible executive compensation	347	26.14%
Nondeductible transaction costs	2,250	169.22%
Excess tax (benefits) on equity awards	(238)	(17.88%)
Other	7	0.51%
Changes in unrecognized tax benefits	(20)	(1.53%)
Other	(16)	(4.17%)
Effective income tax rate from continuing operations	2,948	218.86%
(1)
State and local income taxes in Florida and Utah comprise the majority (greater than 50%) of the state and local income taxes, net of federal effect category.

For the years ended June 30, a reconciliation of the expected tax provision at the statutory federal income tax rate to the Company’s recorded provision consisted of the following, prior to the adoption of ASU No. 2023-09:

	2025	2024
Statutory income tax rate	21.00%	21.00%
State taxes (net of federal income tax benefit and valuation allowance)	2.41%	2.17%
Uncertain tax positions	4.34%	3.26%
Tax credits	(6.03%)	(3.10%)
Return to provision true-ups and rate changes	(0.52%)	(1.15%)
Permanent differences	(0.35%)	0.49%
Other	(0.02%)	(0.22%)
Effective income tax rate	20.83%	22.45%

As of June 30, 2026, and 2025, a summary of the significant components of the Company’s deferred tax assets and liabilities was as follows:

	2026	2025
Deferred tax assets:
Capitalized research costs	$718	$8,499
Warranty reserves	6,964	6,031
Accrued selling	1,976	2,210
Intangible asset basis difference	—	1,923
Unrecognized tax benefits	3,551	1,637
Accrued compensation	1,039	912
Net operating loss	7,217	1,003
Stock compensation	2,660	713
Other	3,392	1,972
Total deferred tax assets	27,517	24,900
Valuation allowance	—	—
Total deferred tax assets, net of the valuation allowance	27,517	24,900
Deferred tax liabilities:
Depreciation	(16,816)	(4,983)
Intangible asset basis difference	(10,912)	—
Other	(1,167)	(1,003)
Total deferred tax liabilities	(28,895)	(5,986)
Net deferred tax assets (liabilities)	$(1,378)	$18,914

As of June 30, 2026, the Company has gross federal net operating loss (NOL) carryforwards of $29.6 million, which can be carried forward indefinitely. As of June 30, 2026, the Company has gross state net operating loss (NOL) carryforwards of $24.3 million. Of this amount, $0.1 million expire in varying years ranging from June 30, 2038, to June 30, 2039, while the remainder can be carried forward indefinitely.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding accrued amounts for interest and penalties, is as follows:

	2026	2025
Balance at July 1	$6,853	$6,861
Additions based on tax positions related to the current year	321	348
Additions for tax positions of prior years	6,882	—
Reductions for tax positions of prior years	(679)	(356)
Balance at June 30	$13,377	$6,853

Of this total, $12.2 million as of June 30, 2026 and 2025, represent the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The total amount of interest and penalties recorded in the consolidated statements of operations for the years ended June 30, 2026, and 2025, was an expense of $0.4 million, respectively, and for the year ended June 30, 2024, was an expense of $0.5 million. The amounts accrued for interest and penalties at June 30, 2026 and 2025 were $4.9 million and $2.2 million, respectively, and are presented in unrecognized tax positions on the accompanying consolidated balance sheets.

In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of June 30, 2026, the Company has not made a current provision for U.S. or additional foreign withholding taxes on investments in foreign subsidiaries that are indefinitely reinvested. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances.

The Company and its subsidiaries are subject to U.S. federal income tax, as well as various other state income taxes and foreign income taxes. The federal income tax returns for the years ended June 30, 2023 through 2025 are subject to examination by the Internal Revenue Service. For state purposes, the statutes of limitation vary by jurisdiction. With few exceptions, the Company is no longer subject to examination by taxing authorities for years before June 30, 2023. The Company records unrecognized tax benefits as liabilities and adjusts these liabilities when its judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.

The amounts of cash taxes paid, net of refunds, for the year ended June 30, 2026, included the following, subsequent to the adoption of ASU 2023-09:

Federal	$1,660
State and local	398
Net income taxes paid	$2,058

Income taxes paid, net of refunds, did not exceed 5% of total income taxes paid, net of refunds, for any foreign jurisdictions during the period presented. Income taxes paid, net of refunds, exceeded 5% of total income taxes paid, net of refunds in the following state and local jurisdiction: Michigan ($111), representing 5.18% of total income taxes paid, net of refunds.

12. SHARE-BASED COMPENSATION

The Second Amended and Restated MasterCraft 2015 Incentive Award Plan (“Amended 2015 Plan”) provides for the grant of stock options, including incentive stock options, and nonqualified stock options (“NSOs”), restricted stock, dividend equivalents, stock payments, RSUs, RSAs, deferred stock, deferred stock units, performance awards, stock appreciation rights, PSUs, and cash awards. As of June 30, 2026, there were 894,472 shares available for issuance under the Amended 2015 Plan.

The following table presents the components of share-based compensation expense within continuing operations by award type for the years ended June 30, 2026, 2025, and 2024.

	2026	2025	2024
Restricted stock	$3,652	$2,915	$2,971
Compensation related to business combination	461	—	—
Performance stock units	—	—	(369)
Share-based compensation expense	$4,113	$2,915	$2,602

The amount of compensation cost the Company recognizes over the requisite service period is based on the Company’s best estimate of the achievement of the performance conditions and can fluctuate over time.

The following table presents the income tax benefit (expense) related to share-based compensation expense within continuing operations recognized by award type for the years ended June 30, 2026, 2025, and 2024.

	2026	2025	2024
Restricted stock	$815	$682	$688
Compensation related to business combination	103	—	—
Performance stock units	—	—	(85)
Share-based compensation expense	$918	$682	$603

Restricted Stock

All RSUs granted to non-employee directors vest over the remainder of that fiscal year, and all RSAs and RSUs granted to employees vest over a period of between one to three years. Generally, non-vested RSAs and RSUs are forfeited if employment is terminated prior to vesting. RSAs and RSUs are granted at a per share fair value equal to the market value of the Company’s common stock on the grant date. The Company recognizes the cost of non-vested RSAs and RSUs ratably over the requisite service period.

The fair value of RSUs and RSAs vested during the years ended June 30, 2026, 2025, and 2024 was $4.8 million, $2.7 million, and $2.9 million, respectively. A summary of RSU and RSA activity for these years is as follows:

	Number of Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Total Non-vested Restricted Stock Awards and Restricted Stock Units at June 30, 2023	91,907	$23.66
Granted	181,706	21.33
Vested	(146,650)	22.15
Forfeited	(22,591)	23.43
Total Non-vested Restricted Stock Awards and Restricted Stock Units at June 30, 2024	104,372	21.76
Granted	274,944	17.57
Vested	(149,437)	18.77
Forfeited	(38,398)	19.79
Total Non-vested Restricted Stock Awards and Restricted Stock Units at June 30, 2025	191,481	18.61
Granted	192,574	22.25
Vested	(193,395)	19.18
Forfeited	(13,489)	19.86
Total Non-vested Restricted Stock Awards and Restricted Stock Units at June 30, 2026	177,171	21.84

Included in fiscal 2026 grants were 48,836 restricted stock awards granted in connection with the Marine Products Transaction.

As of June 30, 2026, there was $3.6 million of total unrecognized compensation expense related to non-vested RSAs and RSUs. The Company expects this expense to be recognized over a weighted average period of 1.9 years.

Performance Stock Units

During the years ended June 30, 2026, 2025, and 2024, the Company granted performance shares to certain employees. The awards will be earned based on the Company’s achievement of certain performance criteria over a three-year performance period. The performance period for the awards commences on July 1 of the fiscal year in which they were granted and continues for a three-year period, ending on June 30 of the applicable year. The probability of achieving the performance criteria is assessed quarterly. Following the determination of the Company’s achievement with respect to the performance criteria, the amount of shares awarded will be subject to adjustment based on the application of a total shareholder return (“TSR”) modifier. The grant date fair value is determined based on both the assessment of the probability of the Company’s achieving the performance criteria and an estimate of the expected TSR modifier. The TSR modifier estimate is determined by using a Monte Carlo Simulation model, which considers the likelihood of all possible outcomes of long-term market performance. The amount of compensation cost the Company recognizes over the requisite service period is based on management’s best estimate of the achievement of the performance criteria.

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

The fair value of PSUs vested during the years ended June 30, 2026, 2025, and 2024 was $1.7 million, $1.0 million, and $0.7 million, respectively. A summary of PSU activity for these years is as follows:

	Number of Performance Stock Units	Weighted Average Grant Date Fair Value
Total Non-vested Performance Stock Units at June 30, 2023	122,971	$27.12
Granted	86,555	21.62
Vested	(39,554)	28.71
Forfeited	(30,062)	24.84
Total Non-vested Performance Stock Units at June 30, 2024	139,910	23.62
Vested	(53,861)	26.11
Forfeited	(19,956)	23.48
Total Non-vested Performance Stock Units at June 30, 2025	66,093	21.63
Vested	(64,171)	21.63
Forfeited	(1,922)	21.61
Total Non-vested Performance Stock Units at June 30, 2026	—	—

As of June 30, 2026, there was no unrecognized compensation expense related to non-vested PSUs.

13. COMMITMENTS AND CONTINGENCIES

Repurchase Obligations

Under certain conditions, the Company is obligated to repurchase new inventory repossessed from dealerships by financial institutions that provide credit to the Company’s dealers. See Note 1 for more information regarding the terms and accounting policies related to this obligation. The Company’s obligations under such floor plan agreements are subject to various calculations and caps based on amounts currently owed by dealers to these financial institutions and, based on such terms, totaled approximately $63.5 million and $41.0 million as of June 30, 2026 and June 30, 2025, respectively. We incurred no material impact from repurchase events during the years ended June 30, 2026, 2025, and 2024. The Company recorded a repurchase liability of $1.5 million and $1.6 million as of June 30, 2026 and 2025, respectively.

Purchase Commitments

The Company is engaged in an exclusive contract with a single vendor to provide engines for its Performance and Wake segment. This contract makes this vendor the only supplier to the Company’s Performance and Wake segment for in-board engines and expires June 30, 2030. The Company is obligated to purchase a minimum number of engines for each model year under this contract. The Company could also be required to pay a penalty to this vendor in order to maintain exclusivity if annual purchases under the agreement fail to meet a certain volume threshold. We incurred no penalties related to purchase commitments during the years ended June 30, 2026, 2025, and 2024.

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

The lease-related balances as of June 30, 2026 and 2025, and activity and costs during the periods presented are not material.

Legal Proceedings

The Company is subject to various litigation, claims and proceedings, which have arisen in the ordinary course of business. The Company accrues for litigation, claims and proceedings when a liability is both probable and the amount can be reasonably estimated.

As of June 30, 2026 the Company’s accruals for litigation matters are not material. While these matters are subject to inherent uncertainties, management believes that current litigation, claims and proceedings, individually and in aggregate, and after considering expected insurance reimbursements, are not likely to have a material adverse impact on the Company’s financial position, results of operations or cash flows.

14. RELATED PARTY TRANSACTIONS

255 RC, LLC

The Company owns a 50% interest in 255 RC, LLC, a limited liability company formed for the joint ownership of a corporate aircraft. The Company accounts for its investment in 255 RC under the equity method of accounting.

The Company is party to an operating lease and management arrangement with 255 RC for use of the aircraft. Pursuant to the arrangement, we share fixed lease expenses with 255 RC on an equal basis and are solely responsible for lease costs directly attributable to our business flights actually taken during an applicable billing period. During fiscal 2026, the Company recorded aircraft-related operating costs, including rent and its allocable share of certain fixed operating costs, of $0.1 million.

As of June 30, 2026, the Company had a payable of $2.3 million due to 255 RC. The carrying value of the Company's investment in 255 RC was $4.3 million as of June 30, 2026.

Transition Services Agreement

In connection with the Marine Products Transaction, we entered into a Transition Services Agreement with RPC, Inc. LOR, Inc., a holder of greater than 10% of our common stock, is the largest shareholder of RPC.

Pursuant to the Transition Services Agreement, RPC, Inc. (i) provides certain administrative services to us on a cost reimbursement basis that were previously provided to Marine Products prior to the Marine Products Transaction and (ii) will continue to administer the RPC, Inc. 401(k) Plan to certain of our employees that previously were employed by Marine Products prior to the Marine Products Transaction. The Transition Services Agreement may be terminated upon six months’ notice. Marine Products reimbursed RPC, Inc. an immaterial amount for its estimated allocable share of administrative costs incurred for services rendered on behalf of Marine Products in fiscal 2026.

15. EARNINGS PER SHARE AND COMMON STOCK

The factors used in the earnings per share computation are as follows:

	2026	2025	2024
Income (loss) from continuing operations	$(1,601)	$10,715	$23,243
Loss from discontinued operations, net of tax	(61)	(3,672)	(15,443)
Net income (loss)	$(1,662)	$7,043	$7,800

Weighted average shares — basic	17,162,850	16,428,485	16,930,348
Dilutive effect of assumed restricted share awards/units	—	97,288	107,957
Weighted average outstanding shares — diluted	17,162,850	16,525,773	17,038,305
Basic income (loss) per share
Continuing operations	$(0.09)	$0.65	$1.37
Discontinued operations	(0.01)	(0.22)	(0.91)
Net income (loss)	$(0.10)	$0.43	$0.46
Diluted income (loss) per share
Continuing operations	$(0.09)	$0.65	$1.36
Discontinued operations	(0.01)	(0.22)	(0.90)
Net income (loss)	$(0.10)	$0.43	$0.46

For the years ended June 30, 2026, 2025, and 2024, an immaterial number of shares were excluded from the computation of diluted earnings per share as the effect would have been anti-dilutive.

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

On July 24, 2023, the board of directors of the Company authorized a new share repurchase program under which the Company may repurchase up to $50 million of its outstanding shares of common stock. The new authorization became effective upon the completion of the Company’s existing $50 million share repurchase authorization. As of June 30, 2026, $23.5 million remained available under the new authorization.

During the fiscal years ended June 30, 2026, 2025 and 2024, the Company repurchased 116,370 shares, 531,970 shares and 750,943 shares of common stock for $2.3 million, $9.5 million and $16.3 million in cash, including related fees and expenses.

16. SEGMENT INFORMATION

Operating segments are identified as components of an enterprise about which discrete financial information is available for evaluation by the CODM in making decisions on how to allocate resources and assess performance. For the year ended June 30, 2026, the Company’s CODM regularly assessed the operating performance of the Company’s boat brands under three operating and reportable segments:

•
The Performance and Wake segment, consisting of our MasterCraft brand, produces boats at its Vonore, Tennessee facility. These are premium recreational performance sport boats primarily used for water skiing, wakeboarding, wake surfing, and general recreational boating.
•
The Leisure segment, consisting of our Crest and Balise brands, produces pontoon boats at its Owosso, Michigan facility. Pontoon boats are primarily used for general recreational boating.
•
The Recreation and Sport Fishing segment, consisting of our Chaparral and Robalo brands, produces recreational and sport fishing boats at its Nashville, Georgia facility.

Each segment distributes its products through its own independent dealer network. Each segment also has its own management structure which is responsible for the operations of the segment and is directly accountable to the CODM for the operating performance of the segment, which is regularly assessed by the CODM who allocates resources based on that performance.

The Company files a consolidated income tax return and does not allocate income taxes and other corporate-level expenses, including interest, to operating segments. All material corporate costs are included in the Performance and Wake segment.

The Company incurred acquisition-related costs of $15.2 million during fiscal 2026 related to the Marine Products Transaction. These costs are included within general and administrative expenses.

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

Selected financial information for the Company’s reportable segments was as follows:

	For the Year Ended
	June 30, 2026
	Performance and Wake	Leisure	Recreation and Sport Fishing	Consolidated
Net sales	$271,177	$44,400	$33,326	$348,903
Cost of sales	194,514	41,585	33,025	269,124
Operating expenses(1)	55,125	18,842	6,926	80,893
Adjustments:
Depreciation and amortization	5,837	3,641	4,174	13,652
Adjustment items(2)	18,480	10,317	4,295	33,092
Adjusted EBITDA	45,855	(2,069)	1,844	45,630
Less: Interest Expense				(215)
Add: Interest Income				2,747
Less: Depreciation and amortization				(13,652)
Less: Impairment				(10,050)
Less: Share-based compensation				(4,113)
Less: Senior leadership transition and organizational realignment costs				(196)
Less: ERP implementation costs				(999)
Less: Marine Products Transaction costs				(15,249)
Less: Inventory step-up				(2,556)
Income before taxes				1,347

Purchases of property, plant and equipment	6,124	1,164	836	8,124

	For the Year Ended
	June 30, 2025
	Performance and Wake	Leisure	Consolidated
Net sales	$240,763	$43,440	$284,203
Cost of sales	183,180	44,158	227,338
Operating expenses(1)	36,925	8,708	45,633
Adjustments:
Depreciation and amortization	5,888	3,691	9,579
Adjustment items(2)	3,225	349	3,574
Adjusted EBITDA	29,771	(5,386)	24,385
Less: Interest Expense			(1,169)
Add: Interest Income			3,472
Less: Depreciation and amortization			(9,579)
Less: Share-based compensation			(2,915)
Less: Senior leadership transition and organizational realignment costs			(659)
Income before taxes			13,535

Purchases of property, plant and equipment	7,219	1,979	9,198

	For the Year Ended
	June 30, 2024
	Performance and Wake	Leisure	Consolidated
Net sales	$262,736	$59,615	$322,351
Cost of sales	197,622	53,119	250,741
Operating expenses(1)	35,541	8,593	44,134
Adjustments:
Depreciation and amortization	5,109	3,266	8,375
Adjustment items(2)	4,180	130	4,310
Adjusted EBITDA	38,862	1,299	40,161
Less: Interest Expense			(3,292)
Add: Interest Income			5,789
Less: Depreciation and amortization			(8,375)
Less: Share-based compensation			(2,602)
Less: Senior leadership transition and organizational realignment costs			(1,708)
Income before taxes			29,973

Purchases of property, plant and equipment	7,912	2,613	10,525
(1)
Operating expenses include selling and marketing expenses, general and administrative expenses, and amortization of other intangible assets.
(2)
Adjustment items include share-based compensation, senior leadership transition and organizational realignment costs, ERP implementation costs, impairment, Marine Products Transaction costs, and inventory step-up.

The following table presents total assets for the Company’s reportable segments as of June 30, 2026 and 2025.

	June 30, 2026	June 30, 2025
Assets:
Performance and Wake	$165,892	$213,942
Leisure	32,919	46,006
Recreation and Sport Fishing	301,621	—
Total assets	$500,432	$259,948