Form 10-Q
period 2026-10-04
MasterCraft Boat Holdings, Inc.
filed 2026-11-10
CIK 1638290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 4, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:___________ to____________

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

As of November 4, 2026, there were 24,167,471 shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding.

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on assumptions that we have made considering our industry experience and our perceptions of historical trends, current conditions, expected future developments and other important factors we believe are appropriate under the circumstances. As you read and consider this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many important factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance anticipated in the forward-looking statements, including but not limited to the following: rising interest rates, general economic conditions, changes in trade priorities, policies and regulations, including increases or changes in duties, current and potentially new tariffs or quotas and other similar measures, as well as the potential direct and indirect impact of reciprocal tariffs and other actions, demand for our products, persistent inflationary pressures, changes in consumer preferences, competition within our industry, our ability to successfully integrate Marine Products Corporation (“Marine Products”) and realize the expected benefit thereof, any litigation related to the acquisition of Marine Products, our ability to maintain a reliable network of dealers, including new dealers in international locations, our ability to cooperate with our strategic partners, elevated inventories resulting in increased costs for dealers, our ability to manage our manufacturing levels and our fixed cost base, the successful introduction of our new products, geopolitical conflicts and other political developments, and financial institution disruptions, and the other important factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026, filed with the Securities and Exchange Commission (“SEC”) on September 10, 2026 (our “2026 Annual Report”). Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual operating and financial performance may vary in material respects from the performance projected in these forward-looking statements.

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

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	October 4,	September 28,
(Dollar amounts in thousands, except per share data)	2026	2025
NET SALES	$154,139	$69,002
COST OF SALES	121,681	53,606
GROSS PROFIT	32,458	15,396
OPERATING EXPENSES:
Selling and marketing	5,640	2,907
General and administrative	14,269	8,261
Amortization of other intangible assets	568	450
Total operating expenses	20,477	11,618
OPERATING INCOME	11,981	3,778
OTHER INCOME (EXPENSE):
Interest expense	(34)	(1)
Interest income	363	770
INCOME BEFORE INCOME TAX EXPENSE	12,310	4,547
INCOME TAX EXPENSE	207	891
INCOME FROM CONTINUING OPERATIONS	12,103	3,656
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(3)	(20)
NET INCOME	$12,100	$3,636

INCOME (LOSS) PER SHARE:
Basic
Continuing operations	$0.50	$0.23
Discontinued operations	—	(0.01)
Net income	$0.50	$0.22

Diluted
Continuing operations	$0.50	$0.22
Discontinued operations	—	—
Net income	$0.50	$0.22

WEIGHTED AVERAGE SHARES USED FOR COMPUTATION OF:
Basic earnings per share	24,279,593	16,177,634
Diluted earnings per share	24,316,251	16,255,397

Notes to Unaudited Condensed Consolidated Financial Statements form an integral part of the condensed consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	October 4,	June 30,
(Dollar amounts in thousands, except per share data)	2026	2026
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41,893	$43,865
Accounts receivable, net of allowance of $284 and $216, respectively	18,930	11,445
Income tax receivable	1,988	2,139
Inventories (Note 4)	88,353	82,261
Prepaid expenses and other current assets	10,333	12,997
Total current assets	161,497	152,707
Property, plant and equipment, net (Note 5)	118,991	120,563
Goodwill (Note 6)	134,865	134,092
Other intangible assets, net (Note 6)	81,648	82,216
Other long-term assets	11,275	10,854
Total assets	$508,276	$500,432
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$27,267	$24,206
Income tax payable	187	187
Accrued expenses and other current liabilities (Note 7)	72,349	73,265
Total current liabilities	99,803	97,658
Deferred income taxes	3,616	1,378
Unrecognized tax positions	13,707	18,299
Other long-term liabilities	1,839	1,809
Total liabilities	118,965	119,144
COMMITMENTS AND CONTINGENCIES (Note 8)
EQUITY:
Common stock, $.01 par value per share — authorized, 100,000,000 shares; issued and outstanding, 24,223,933 shares at October 4, 2026 and 24,437,538 shares at June 30, 2026	242	244
Additional paid-in capital	247,768	251,843
Retained earnings	141,101	129,001
MasterCraft Boat Holdings, Inc. equity	389,111	381,088
Noncontrolling interest	200	200
Total equity	389,311	381,288
Total liabilities and equity	$508,276	$500,432

Notes to Unaudited Condensed Consolidated Financial Statements form an integral part of the condensed consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Additional Paid-in	Retained	MasterCraft Boat Holdings, Inc.	Noncontrolling	Total
(Dollar amounts in thousands)	Shares	Amount	Capital	Earnings	Equity	Interest	Equity
Balance at June 30, 2026	24,437,538	$244	$251,843	$129,001	$381,088	$200	$381,288
Share-based compensation activity	4,011	—	800	—	800	—	800
Repurchase and retirement of common stock	(217,616)	(2)	(4,875)	—	(4,877)	—	(4,877)
Net income	—	—	—	12,100	12,100	—	12,100
Balance at October 4, 2026	24,223,933	$242	$247,768	$141,101	$389,111	$200	$389,311

					MasterCraft Boat
	Common Stock		Additional Paid-in	Retained	Holdings, Inc.	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Equity	Interest	Equity
Balance at June 30, 2025	16,406,788	$164	$52,559	$130,663	$183,386	$200	$183,586
Share-based compensation activity	(240)	—	866	—	866	—	866
Repurchase and retirement of common stock	(116,370)	(1)	(2,359)	—	(2,360)	—	(2,360)
Net income	—	—	—	3,636	3,636	—	3,636
Balance at September 28, 2025	16,290,178	$163	$51,066	$134,299	$185,528	$200	$185,728

Notes to Unaudited Condensed Consolidated Financial Statements form an integral part of the condensed consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	October 4,	September 28,
(Dollar amounts in thousands)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,100	$3,636
Loss from discontinued operations, net of tax	3	20
Income from continuing operations	12,103	3,656
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	5,101	2,038
Share-based compensation	848	791
Unrecognized tax benefits	(3,510)	(151)
Deferred income taxes	2,513	1,009
Changes in certain operating assets and liabilities	(11,012)	(14,240)
Other, net	193	(150)
Net cash provided by (used in) operating activities of continuing operations	6,236	(7,047)
Net cash provided by (used in) operating activities of discontinued operations	(3)	210
Net cash provided by (used in) operating activities	6,233	(6,837)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,328)	(3,080)
Purchases of investments	—	(1,818)
Proceeds from investments	—	16,910
Net cash provided by (used in) investing activities of continuing operations	(3,328)	12,012
Net cash provided by (used in) investing activities of discontinued operations	—	—
Net cash provided by (used in) investing activities	(3,328)	12,012

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase and retirement of common stock	(4,829)	(2,340)
Other, net	(48)	(1)
Net cash used in financing activities of continuing operations	(4,877)	(2,341)
Net cash provided by (used in) financing activities of discontinued operations	—	—
Net cash used in financing activities	(4,877)	(2,341)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,972)	2,834

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	43,865	28,926
CASH AND CASH EQUIVALENTS — END OF PERIOD	$41,893	$31,760
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest, net of amounts capitalized	$6	$—
Cash payments for income taxes	$441	$1,693
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures in accounts payable and accrued expenses	$380	$517

Notes to Unaudited Condensed Consolidated Financial Statements form an integral part of the condensed consolidated financial statements.

MASTERCRAFT BOAT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, dollars in thousands, except per share data)

1.
BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — Through fiscal 2026, the Company’s fiscal year began on July 1 and ended on June 30, with the interim quarterly reporting periods consisting of 13 weeks. In fiscal 2026, the Company announced that its Board of Directors (the “Board”) approved a change in the Company’s fiscal year-end from June 30 to December 31, effective July 1, 2026. Accordingly, the Company will file a Transition Report on Form 10-KT covering the period from July 1, 2026, through December 31, 2026 (the “Transition Period”), after which reporting periods will be based on the new fiscal year.

The accompanying unaudited condensed consolidated financial statements include the accounts of MasterCraft Boat Holdings, Inc. (“Holdings”) and its wholly owned subsidiaries. Holdings and its subsidiaries collectively are referred to herein as the “Company.” The unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements for the year ended June 30, 2026, and, in the opinion of management, reflect all adjustments considered necessary to present fairly the Company’s financial position as of October 4, 2026, its results of operations for the three months ended October 4, 2026 and September 28, 2025, its cash flows for the three months ended October 4, 2026 and September 28, 2025, and its statements of equity for the three months ended October 4, 2026 and September 28, 2025. All adjustments are of a normal, recurring nature. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the SEC for financial information have been condensed or omitted pursuant to such rules and regulations. The June 30, 2026 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP for complete financial statements. However, management believes that the disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in our 2026 Annual Report.

Due to the seasonality of the Company’s business, the interim results are not necessarily indicative of the results that may be expected for the remainder of the fiscal year.

There were no significant changes in, or changes to, the application of the Company’s significant or critical accounting policies or estimation procedures for the three months ended October 4, 2026, as compared with those described in the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2026.

Reclassifications — Certain historical amounts have been reclassified in these condensed consolidated financial statements and the accompanying notes herewith to conform to the current presentation. These reclassifications include certain corporate expenses previously included in segment Operating expenses that have been reclassified to Corporate expenses and other in the reconciliation of Segment Adjusted EBITDA to consolidated Income before taxes. (see Note 14 — Segment Information).

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

2.
REVENUE RECOGNITION

The following tables present the Company's revenue by major product category for each reportable segment:

	Three Months Ended October 4, 2026
	Performance and Wake	Leisure	Recreation and Sport Fishing	Total
Major Product Categories:
Boats and trailers	$75,497	$12,592	$57,991	$146,080
Parts	4,400	355	1,268	6,023
Other revenue	1,807	150	79	2,036
Total	$81,704	$13,097	$59,338	$154,139

	Three Months Ended September 28, 2025
	Performance and Wake	Leisure	Total
Major Product Categories:
Boats and trailers	$53,280	$10,295	$63,575
Parts	3,964	373	4,337
Other revenue	901	189	1,090
Total	$58,145	$10,857	$69,002

Contract Liabilities

As of June 30, 2026, the Company had $6.5 million of contract liabilities associated with customer deposits and telematic services. During the three months ended October 4, 2026, $2.3 million was recognized as revenue. As of October 4, 2026, total contract liabilities associated with customer deposits, telematic services, and other of $8.1 million were reported in Accrued expenses and other current liabilities and Other long-term liabilities on the condensed consolidated balance sheet, and $1.6 million is expected to be recognized as revenue during the remainder of the Transition Period.

3.
BUSINESS COMBINATIONS

On May 15, 2026, the Company completed the merger with Marine Products, pursuant to which each share of Marine Products common stock, par value $0.10 per share, was converted into the right to receive 0.232 shares of the Company’s common stock, par value $0.01 per share and $2.43 in cash, representing total merger consideration of $284.2 million (the “Marine Products Transaction”).

During the first three months of the Transition Period, the Company recorded measurement period adjustments to certain assets acquired and liabilities assumed. The following table presents the Company’s updated preliminary allocation of the purchase price:

	Provisional Purchase	Measurement	Revised Purchase
	Price Allocation	Period Adjustments	Price Allocation
Cash and cash equivalents	$30,664	$—	$30,664
Accounts receivable	5,292	—	5,292
Inventories	55,105	—	55,105
Prepaid expenses and other current assets	4,792	—	4,792
Property, plant and equipment	67,845	(264)	67,581
Goodwill	105,599	773	106,372
Other intangible assets	65,100	—	65,100
Investment in affiliate	4,331	—	4,331
Other, net	1,620	9	1,629
Deferred income taxes	(17,193)	275	(16,918)
Unrecognized tax positions	(9,212)	1,082	(8,130)
Accounts payable	(11,448)	—	(11,448)
Accrued expenses and other current liabilities	(18,309)	(1,875)	(20,184)
Total	$284,186	$—	$284,186

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

The Company incurred acquisition and integration related costs of $1.9 million and $0.3 million for the three months ended October 4, 2026, and September 28, 2025, respectively, related to the Marine Products Transaction. These costs are included within General and administrative expenses in the accompanying condensed consolidated statement of operations.

4.
INVENTORIES

Inventories consisted of the following:

	October 4,	June 30,
	2026	2026
Raw materials and supplies	$49,840	$46,713
Work in process	20,149	20,011
Finished goods	18,364	15,537
Total inventories	$88,353	$82,261

5.
PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, net consisted of the following:

	October 4,	June 30,
	2026	2026
Land and improvements	$16,565	$16,565
Buildings and improvements	71,163	71,085
Machinery and equipment	63,042	62,677
Furniture and fixtures	18,633	18,570
Construction in progress	4,963	2,594
Total property, plant, and equipment	174,366	171,491
Less accumulated depreciation	(55,375)	(50,928)
Property, plant, and equipment — net	118,991	$120,563

6.
GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the carrying amounts of goodwill as of October 4, 2026 and June 30, 2026 for each of the Company’s reportable segments.

	Performance and Wake	Leisure	Recreation and Sport Fishing	Total
Gross	$28,493	$36,238	105,599	$170,330
Accumulated impairment losses	—	(36,238)	—	(36,238)
Goodwill, net at June 30, 2026	28,493	—	105,599	134,092
Measurement period adjustment	—	—	773	773
Goodwill, net at October 4, 2026	$28,493	$—	$106,372	$134,865

The following table presents the carrying amounts of Other intangible assets, net:

	October 4,			June 30,
	2026			2026
	Gross Amount	Accumulated Amortization / Impairment	Other intangible assets, net	Gross Amount	Accumulated Amortization / Impairment	Other intangible assets, net
Amortized intangible assets
Dealer networks	$44,500	$(20,352)	$24,148	$44,500	$(19,784)	$24,716
Other	2,600	(2,600)	—	2,600	(2,600)	—
	47,100	(22,952)	24,148	47,100	(22,384)	24,716

Unamortized intangible assets
Trade names	70,500	(13,000)	57,500	70,500	(13,000)	57,500
Total other intangible assets	$117,600	$(35,952)	$81,648	$117,600	$(35,384)	$82,216

Amortization expense related to Other intangible assets, net for each of the three months ended October 4, 2026 and September 28, 2025, was $0.6 million and $0.5 million, respectively. Estimated amortization expense for the Transition Period ending December 31, 2026 is $1.1 million.

7.
ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	October 4,	June 30,
	2026	2026
Warranty	$30,858	$31,221
Dealer incentives	17,293	16,700
Compensation and related accruals	5,521	9,440
Contract liabilities	6,308	4,760
Inventory repurchase contingent obligation	1,782	1,514
Self-insurance	2,245	2,205
Other	8,342	7,425
Total accrued expenses and other current liabilities	$72,349	$73,265

Accrued warranty liability activity was as follows for the three months ended:

	October 4,	September 28,
	2026	2025
Balance at the beginning of the period	$31,221	$25,712
Provisions	3,132	1,516
Payments made	(2,811)	(2,063)
Changes for pre-existing warranties	(684)	65
Balance at the end of the period	$30,858	$25,230

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

9.
LONG-TERM DEBT

In fiscal 2026, the Company entered into a fifth Amendment to its previously existing credit agreement (as amended, the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, which provides the Company with a revolving credit facility up to $75.0 million (the “Revolving Credit Facility”). The Credit Agreement, among other things, revises certain financial covenants to our previously existing credit agreement, including replacing the fixed charge ratio with an interest coverage ratio, and extends the revolving maturity to 2031.

The Credit Agreement bears interest, at the Company’s option, at either the prime rate plus an applicable margin ranging from 0.25% to 1.00% or at an adjusted term benchmark rate plus an applicable margin ranging from 1.25% to 2.00%, in each case based on the Company’s net leverage ratio. The Company is also required to pay a commitment fee for any unused portion of the Revolving Credit Facility ranging from 0.15% to 0.30% based on the Company’s net leverage ratio. During the three months ended October 4, 2026, the applicable margin for loans accruing interest at the prime rate was 0.25% and the applicable margin for loans accruing interest at the benchmark rate was 1.25%.

As of October 4, 2026 and June 30, 2026, there were no amounts outstanding, and the Company had remaining availability of $75.0 million on the Revolving Credit Facility. The Credit Agreement will mature and remaining amounts outstanding, if any, thereunder will be due and payable on February 5, 2031. As of October 4, 2026, the Company was in compliance with its financial covenants under the Credit Agreement.

10.
INCOME TAXES

The Company’s consolidated interim effective tax rate is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items. The differences between the Company’s effective tax rate and the statutory federal tax rate of 21.0% for the first three months of the Transition Period primarily relate to changes in uncertain tax positions, federal and state tax credits, and rate changes, partially offset by the state income taxes. During the three months ended October 4, 2026 and September 28, 2025, the Company’s effective tax rate was 1.7% and 19.60%, respectively. Changes to the Company’s effective tax rate for the three months ended October 4, 2026 compared to the effective tax rate for the same prior year period primarily relate to changes in uncertain tax positions and rate changes.

11.
SHARE-BASED COMPENSATION

The following table presents the components of share-based compensation expense by award type.

	Three Months Ended
	October 4,	September 28,
	2026	2025
Restricted stock	$835	$791
Performance stock units	13	—
Share-based compensation expense	$848	$791

Restricted Stock

During the three months ended October 4, 2026, the Company granted 107,074 restricted stock units (“RSUs”) to the Company’s non-executive directors, officers and certain other key employees. Generally, RSUs vest pro-rata over three years for officers and certain other key employees and over one year for non-executive directors. The Company determined the fair value of the RSUs awarded by using the close price of our common stock as of the date of grant. The weighted average grant date fair value of RSUs granted in the three months ended October 4, 2026, was $21.10 per share.

The following table summarizes the status of nonvested Restricted Stock Awards and RSUs as of October 4, 2026, and changes during the three months then ended.

		Average
	Nonvested	Grant-Date
	Restricted	Fair Value
	Stock	(per share)
Nonvested at June 30, 2026	177,171	$21.84
Granted	107,074	21.10
Vested	(6,504)	24.28
Forfeited	(492)	24.41
Nonvested at October 4, 2026	277,249	21.61

As of October 4, 2026, there was $4.9 million of total unrecognized compensation expense related to nonvested restricted stock. The Company expects this expense to be recognized over a weighted average period of 1.9 years.

Performance Stock Units

Performance stock units (“PSUs”) are a form of long-term incentive compensation awarded to executive officers and certain other key employees designed to directly align the interests of employees to the interests of the Company’s shareholders, and to create long-term shareholder value. The performance period for the awards commences on July 1 and continues for a three-year period, ending on June 30 of the applicable year. The probability of achieving the performance criteria is assessed quarterly.

PSUs of 72,303 and 96,751 awarded in fiscal 2026 and fiscal 2025, respectively, have performance criteria set annually over the three-year performance period. This performance criteria is cumulative and is based upon the respective year’s performance compared to budget, which has not yet been established for certain future performance periods. Therefore, the compensation expense for these awards will not begin until all the key terms and conditions of these awards are known, which will be in year three of the performance period. For PSUs awarded in fiscal 2026 and fiscal 2025, following the determination of the Company’s achievement with respect to the performance criteria, the number of shares awarded is subject to further adjustment based on the application of a total shareholder return (“TSR”) modifier. The grant date fair value is determined based on both the probability assessment of the Company achieving the performance criteria and an estimate of the expected TSR modifier. The TSR modifier estimate is determined using a Monte Carlo Simulation model, which considers the likelihood of numerous possible outcomes of long-term market performance.

PSUs of 55,870 awarded during the Transition Period, have a performance criteria over a three-year performance period. The performance period for the awards commenced on July 1, 2026 and continues for a three-year period, ending on June 30, 2029. Fifty percent of the awards are based on cumulative diluted adjusted earnings per share performance over the three-year performance period, while the remaining fifty percent are based solely on the Company's relative total shareholder return performance over the same period. Compensation expense related to nonvested PSUs awarded in the Transition Period is recognized ratably over the performance period.

The following table summarizes the status of nonvested PSUs as of October 4, 2026, and changes during the three months then ended.

		Average
	Nonvested	Grant-Date
	Performance	Fair Value
	Stock Units	(per share)
Nonvested at June 30, 2026	—	$—
Granted	55,870	20.07
Nonvested at October 4, 2026	55,870	20.07

As of October 4, 2026, there was $1.1 million of total unrecognized compensation expense related to related to nonvested PSUs. The Company expects this expense to be recognized over a weighted average period of 2.7 years.

12.
RELATED PARTY TRANSACTIONS

255 RC, LLC

The Company owns a 50% interest in 255 RC, LLC (“255 RC”), a limited liability company formed for the joint ownership of a corporate aircraft. The Company accounts for its investment in 255 RC under the equity method of accounting.

The Company is party to an operating lease and management arrangement with 255 RC for use of the aircraft. Pursuant to the arrangement, we share fixed lease expenses with 255 RC on an equal basis and are solely responsible for lease costs directly attributable to our business flights actually taken during an applicable billing period. During the first three months of the Transition Period, the Company recorded aircraft-related operating costs, including rent and its allocable share of certain fixed operating costs, of $0.3 million.

As of October 4, 2026, and June 30, 2026, the Company had a payable of $2.3 million due to 255 RC. The carrying value of the Company's investment in 255 RC was $4.4 million and $4.3 million as of October 4, 2026 and June 30, 2026, respectively.

Transition Services Agreement

In connection with the Marine Products Transaction, we entered into a Transition Services Agreement with RPC, Inc (“RPC”). LOR, Inc. is a holder of greater than 10% of our common stock and the largest shareholder of RPC.

Pursuant to the Transition Services Agreement, RPC (i) provides certain administrative services to us on a cost reimbursement basis that were previously provided to Marine Products prior to the Marine Products Transaction and (ii) will continue to administer the RPC 401(k) Plan to certain of our employees that previously were employed by Marine Products prior to the Marine Products Transaction. The Transition Services Agreement may be terminated upon six months’ notice. The Company reimbursed RPC $0.1 million for its estimated allocable share of administrative costs incurred for services rendered on behalf of the Company during the three months ended October 4, 2026.

13.
EARNINGS PER SHARE AND COMMON STOCK

The following table sets forth the computation of the Company’s net income (loss) per share:

	Three Months Ended
	October 4,	September 28,
	2026	2025
Income from continuing operations	$12,103	$3,656
Loss from discontinued operations, net of tax	(3)	(20)
Net income	$12,100	$3,636

Weighted average shares — basic	24,279,593	16,177,634
Dilutive effect of assumed restricted share awards/units	36,658	77,763
Weighted average outstanding shares — diluted	24,316,251	16,255,397
Basic income (loss) per share
Continuing operations	$0.50	$0.23
Discontinued operations	—	(0.01)
Net income	$0.50	$0.22
Diluted income (loss) per share
Continuing operations	$0.50	$0.22
Discontinued operations	—	—
Net income	$0.50	$0.22

For the three months ended October 4, 2026, and September 28, 2025, an immaterial number of shares were excluded from the computation of diluted earnings per share as the effect would have been anti-dilutive.

Share Repurchase Program

On July 24, 2023, the Board of the Company authorized a share repurchase program under which the Company may repurchase up to $50.0 million of its outstanding shares of common stock. During the three months ended October 4, 2026, and September 28, 2025, the Company repurchased 217,616 shares and 116,370 shares of common stock for $4.8 million and $2.3 million, respectively, in cash, excluding related fees and expenses. As of October 4, 2026, $18.7 million remained available under the program.

14. SEGMENT INFORMATION

Reportable Segments

Beginning in the Transition Period, the Company changed the manner in which certain corporate expenses are allocated to its reportable segments. Prior-period segment information has been recast to conform to the current-period presentation. Certain corporate expenses previously included within segment operating expenses are now presented within Corporate expenses and other in the reconciliation of Segment Adjusted EBITDA to Income before taxes.

Operating segments are identified as components of an enterprise about which discrete financial information is available for evaluation by the CODM in making decisions on how to allocate resources and assess performance. For the three months ended October 4, 2026, the Company’s CODM regularly assessed the operating performance of the Company’s boat brands under three operating and reportable segments:

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

The CODM evaluates segment performance and allocates resources based on Segment Adjusted EBITDA, which represents segment profit or loss before interest, taxes, depreciation, and amortization and certain adjustment items attributable to each reportable segment. Accordingly, the aggregate of Segment Adjusted EBITDA is not intended to represent, and is not directly comparable to, the Company's consolidated Adjusted EBITDA measure presented elsewhere in this Quarterly Report.

Selected financial information for the Company’s reportable segments was as follows:

	For the Three Months Ended
	October 4, 2026
	Performance and Wake	Leisure	Recreation and Sport Fishing	Consolidated
Net sales	$81,704	$13,097	$59,338	$154,139
Cost of sales	55,965	11,971	53,745
Segment operating expenses(1)	5,469	1,872	6,297
Adjustments:
Depreciation and amortization	1,455	490	3,156
Adjustment items(2)	107	24	917
Segment Adjusted EBITDA	21,832	(232)	3,369	24,969
Less: Interest Expense				(34)
Add: Interest Income				363
Less: Depreciation and amortization				(5,101)
Less: Share-based compensation				(848)
Less: Marine Products acquisition and integration costs				(1,877)
Less: Inventory step-up				(256)
Less: Corporate expenses and other(3)				(4,906)
Income before taxes				12,310

Purchases of property, plant and equipment	2,046	14	1,268	3,328

	For the Three Months Ended
	September 28, 2025
	Performance and Wake	Leisure	Consolidated
Net sales	$58,145	$10,857	$69,002
Cost of sales	43,305	10,301
Segment operating expenses(1)	4,614	2,246
Adjustments:
Depreciation and amortization	1,129	909
Adjustment items(2)	156	83
Segment Adjusted EBITDA	11,511	(698)	10,813
Less: Interest Expense			(1)
Add: Interest Income			770
Less: Depreciation and amortization			(2,038)
Less: Share-based compensation			(791)
Less: Senior leadership transition costs			(98)
Less: Marine Products acquisition and integration costs			(268)
Less: Corporate expenses and other(3)			(3,840)
Income before taxes			4,547

Purchases of property, plant and equipment	2,493	587	3,080

(1)
Segment operating expenses include selling and marketing expenses, general and administrative expenses, and amortization of other intangible assets.
(2)
Adjustment items include share-based compensation, senior leadership transition costs, acquisition and integration costs, including the change in fiscal year-end, related to the Marine Products Transaction, and inventory step-up.
(3)
Corporate expenses and other includes costs incurred at the corporate level that are not allocated to the segments, including executive compensation, certain other corporate salaries, compensation and benefits, corporate professional fees, and other corporate costs.

The following table presents total assets for the Company’s reportable segments.

	October 4, 2026	June 30, 2026
Assets:
Performance and Wake	$171,365	$165,892
Leisure	34,306	32,919
Recreation and Sport Fishing	302,605	301,621
Total assets	$508,276	$500,432

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read together with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. In addition, the statements in this discussion and analysis regarding our expectations concerning the performance of our business, anticipated financial results, liquidity and the other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Cautionary Note Regarding Forward-Looking Statements” above and in “Risk Factors” set forth in our 2026 Annual Report. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Certain statements in the following discussions are based on non-GAAP financial measures. A “non-GAAP financial measure” is a numerical measure of a registrant’s historical or future financial performance, financial position or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with U.S. GAAP in the statements of operations, balance sheets or statements of cash flows of the issuer; or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented. Non-GAAP financial measures do not include operating and statistical measures. The Company includes non-GAAP financial measures in Management’s Discussion and Analysis, as the Company’s management believes that these measures and the information they provide are useful to users of the financial statements, including investors, because they permit users of the financial statements to view the Company’s performance using the same tools that management utilizes and to better evaluate the Company’s ongoing business performance. In order to better align the Company’s reported results with the internal metrics used by the Company’s management to evaluate business performance as well as to provide better comparisons to prior periods and peer data, non-GAAP measures exclude the impact of purchase accounting amortization related to business acquisitions.

Overview

The Company’s results for all periods presented, as discussed in Management’s Discussion and Analysis, are presented on a continuing operations basis, which consists of our Performance and Wake, Leisure, and Recreation and Sport Fishing segments.

Business Combination and Change in Fiscal Year-End

On May 15, 2026, the Company completed the merger with Marine Products, see Note 3 in Notes to Unaudited Condensed Consolidated Financial Statements. As a result, the Company recognized incremental net sales of $59.3 million within the Recreation and Sport Fishing segment during the first three months of the Transition Period compared to the first three months of fiscal 2026. Results for the three-month period ended October 4, 2026 were also impacted by acquisition and integration costs, including the change in fiscal year-end (as described below), associated with the Marine Products Transaction.

In connection with the merger, the Company announced a change in its fiscal year-end from June 30 to December 31, effective July 1, 2026, to conform to the fiscal year-end historically used by Marine Products. As a result, the Company expects to file a transition report on Form 10-KT covering the Transition Period. Thereafter, the Company’s reporting periods will be based on its new December 31 fiscal year-end.

Segments

Beginning in the Transition Period, the Company changed the manner in which certain corporate expenses are allocated to its reportable segments. Prior-period segment information has been recast to conform to the current-period presentation. Certain corporate expenses previously included within segment operating expenses are now presented within Corporate expenses and other.

Results of Continuing Operations

Consolidated Results

The table below presents our consolidated results of operations for the three months ended:

	October 4,	September 28,		%
	2026	2025	Change	Change
(Dollar amounts in thousands)
Consolidated statements of operations:
NET SALES	$154,139	$69,002	$85,137	123.4%
COST OF SALES	121,681	53,606	68,075	127.0%
GROSS PROFIT	32,458	15,396	17,062	110.8%
OPERATING EXPENSES:
Selling and marketing	5,640	2,907	2,733	94.0%
General and administrative	14,269	8,261	6,008	72.7%
Amortization of other intangible assets	568	450	118	26.2%
Total operating expenses	20,477	11,618	8,859	76.3%
OPERATING INCOME	11,981	3,778	8,203	217.1%
OTHER INCOME (EXPENSE):
Interest expense	(34)	(1)	(33)	3300.0%
Interest income	363	770	(407)	(52.9%)
INCOME BEFORE INCOME TAX EXPENSE	12,310	4,547	7,763	170.7%
INCOME TAX EXPENSE	207	891	(684)	(76.8%)
INCOME FROM CONTINUING OPERATIONS	$12,103	$3,656	$8,447	231.0%
Additional financial and other data:
Unit sales volume:
Performance and Wake	457	377	80	21.2%
Leisure	225	188	37	19.7%
Recreation and Sport Fishing	569	—	569	—
Consolidated unit sales volume	1,251	565	686	121.4%
Net sales:
Performance and Wake	$81,704	$58,145	$23,559	40.5%
Leisure	13,097	10,857	2,240	20.6%
Recreation and Sport Fishing	59,338	—	59,338	—
Consolidated net sales	$154,139	$69,002	$85,137	123.4%
Net sales per unit:
Performance and Wake	$179	$154	$25	16.2%
Leisure	58	58	—	—
Recreation and Sport Fishing	104	—	104	—
Consolidated net sales per unit	123	122	1	0.8%
Gross margin	21.1%	22.3%	(120) bps

Net sales increased $85.1 million during the first three months of the Transition Period, when compared with the same prior-year period. The increase was primarily a result of incremental net sales of $59.3 million generated in our Recreation and Sport Fishing segment as a result of the Marine Products Transaction, and higher unit volumes, favorable model mix, and increased prices in our Performance and Wake and Leisure segments.

Gross margin percentage decreased 120 basis points during the first three months of the Transition Period, when compared with the same prior-year period. The decrease primarily reflected the inclusion of our Marine Products business, partially offset by increased net sales, as discussed above, favorable cost absorption, and decreased warranty costs in our Performance and Wake and Leisure segments.

Operating expenses increased $8.9 million the first three months of the Transition Period, when compared with the same prior-year period, due to incremental costs incurred in our Recreation and Sport Fishing segment, as well as additional acquisition and integration costs, including the change in fiscal year-end related to the Marine Products Transaction, and increased selling and marketing costs.

Segment Results

Performance and Wake Segment

The following table sets forth Performance and Wake segment results for the three months ended:

	October 4,	September 28,		%
(Dollar amounts in thousands)	2026	2025	Change	Change
Net sales	$81,704	$58,145	$23,559	40.5%
Operating income	20,270	10,226	10,044	98.2%
Purchases of property, plant and equipment	2,046	2,493	(447)	(17.9%)

Unit sales volume	457	377	80	21.2%
Net sales per unit	$179	$154	$25	16.2%

Net sales increased $23.6 million during the first three months of the Transition Period, when compared with the same prior-year period. The increase was driven by higher unit volumes, favorable model mix, and increased prices.

Operating income increased $10.0 million during the first three months of the Transition Period, when compared with the same prior-year period. The change was primarily the result of increased net sales, as discussed above, favorable cost absorption, and decreased warranty costs, partially offset by increased selling and marketing costs.

Leisure Segment

The following table sets forth Leisure segment results for the three months ended:

	October 4,	September 28,		%
(Dollar amounts in thousands)	2026	2025	Change	Change
Net sales	$13,097	$10,857	$2,240	20.6%
Operating loss	(746)	(1,690)	944	(55.9%)
Purchases of property, plant and equipment	14	587	(573)	(97.6%)

Unit sales volume	225	188	37	19.7%
Net sales per unit	$58	$58	$—	0.0%

Net sales increased $2.2 million during the first three months of the Transition Period, when compared with the same prior-year period, primarily due to higher unit volumes.

Operating loss for the first three months of the Transition Period decreased $0.9 million, when compared with the same prior-year period, primarily due to increased net sales, as discussed above, and favorable cost absorption.

Recreation and Sport Fishing Segment

The following table sets forth Recreation and Sport Fishing segment results for the three months ended:

	October 4,	September 28,		%
(Dollar amounts in thousands)	2026	2025	Change	Change
Net sales	$59,338	$—	$59,338	—
Operating loss	(704)	—	(704)	—
Purchases of property, plant and equipment	1,268	—	1,268	—

Unit sales volume	569	—	569	—
Net sales per unit	$104	$—	$104	—

As the segment was newly established in the fourth quarter of fiscal 2026 as a result of the Marine Products Transaction, there are no comparable prior-year results. For the three months ended October 4, 2026, the segment contributed net sales of $59.3 million and an operating loss of $0.7 million to the Company’s net sales and operating income, respectively. The operating loss included a $0.3 million inventory step-up charge and $0.5 million in Marine Products Transaction acquisition and integration costs.

Non-GAAP Measures

EBITDA, Adjusted EBITDA, EBITDA margin, and Adjusted EBITDA margin

We define EBITDA as income from continuing operations, before interest, income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA further adjusted to eliminate certain non-cash charges or other items that we do not consider to be indicative of our core and/or ongoing operations. For the periods presented herein, the adjustments are for share-based compensation, senior leadership transition costs, Marine Products acquisition and integration costs, and inventory step-up. We define EBITDA margin and Adjusted EBITDA margin as EBITDA and Adjusted EBITDA, respectively, each expressed as a percentage of Net sales.

Adjusted Net Income and Adjusted Net Income per share

We define Adjusted Net Income as income from continuing operations, adjusted to eliminate certain non-cash charges or other items that we do not consider to be indicative of our core and/or ongoing operations and reflecting income tax expense on adjusted net income before income taxes at our estimated annual effective tax rate. We define Adjusted Net Income per Share as Adjusted Net Income divided by the weighted-average of basic and diluted shares outstanding. For the periods presented herein, these adjustments include other intangible asset amortization, share-based compensation, senior leadership transition costs, Marine Products acquisition and integration costs, and inventory step-up.

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

The following table presents a reconciliation of income from continuing operations as determined in accordance with U.S. GAAP to EBITDA, and Adjusted EBITDA, and income from continuing operations margin (expressed as a percentage of net sales) to EBITDA margin and Adjusted EBITDA margin (each expressed as a percentage of net sales) for the periods indicated:

	October 4,	% of Net	September 28,	% of Net
(Dollar amounts in thousands)	2026	sales	2025	sales
Income from continuing operations	$12,103	7.9%	$3,656	5.3%
Income tax expense	207		891
Interest expense	34		1
Interest income	(363)		(770)
Depreciation and amortization	5,101		2,038
EBITDA	17,082	11.1%	5,816	8.4%
Share-based compensation	848		791
Senior leadership transition costs(a)	—		98
Marine Products acquisition and integration costs(b)	1,877		268
Inventory step-up(c)	256		—
Adjusted EBITDA	$20,063	13.0%	$6,973	10.1%

The following table presents a reconciliation of income from continuing operations as determined in accordance with U.S. GAAP to Adjusted Net Income for the periods indicated:

	Three Months Ended
	October 4,	September 28,
(Dollar amounts in thousands, except per share data)	2026	2025
Income from continuing operations	$12,103	$3,656
Income tax expense	207	891
Amortization of acquisition intangibles	568	450
Share-based compensation	848	791
Senior leadership transition costs(a)	—	98
Marine Products acquisition and integration costs(b)	1,877	268
Inventory step-up(c)	256	—
Adjusted Net Income before income taxes	15,859	6,154
Adjusted income tax expense(d)	3,647	1,416
Adjusted Net Income	$12,212	$4,738

Adjusted Net Income per share:
Basic	$0.50	$0.29
Diluted	$0.50	$0.29
Weighted average shares used for the computation of(e):
Basic Adjusted Net Income per share	24,279,593	16,177,634
Diluted Adjusted Net Income per share	24,316,251	16,255,397

The following table presents the reconciliation of income from continuing operations per diluted share to Adjusted Net Income per diluted share for the periods indicated:

	Three Months Ended
	October 4,	September 28,
	2026	2025

Income from continuing operations per diluted share	$0.50	$0.22
Impact of adjustments:
Income tax expense	0.01	0.05
Amortization of acquisition intangibles	0.02	0.03
Share-based compensation	0.03	0.05
Senior leadership transition costs(a)	—	0.01
Marine Products acquisition and integration costs(b)	0.08	0.02
Inventory step-up(c)	0.01	—
Adjusted Net Income per diluted share before income taxes	0.65	0.38
Impact of adjusted income tax expense on net income per diluted share before income taxes(d)	(0.15)	(0.09)
Adjusted Net Income per diluted share	0.50	$0.29

The following table presents a reconciliation of net cash flows by operating activities of continuing operations as determined in accordance with U.S. GAAP to Free Cash Flow for the periods presented:

	Three Months Ended
	October 4,	September 28,
	2026	2025

Net cash provided by operating activities of continuing operations	$6,236	$(7,047)
Less:
Purchases of property, plant and equipment	(3,328)	(3,080)
Free cash flow	$2,908	$(10,127)
(a)
Represents amounts paid associated with the CFO transition.
(b)
Represents non-recurring acquisition and integration costs, including the change in fiscal year-end, related to the Marine Products Transaction.
(c)
Represents an inventory step-up charge related to the Marine Products Transaction.
(d)
For the Transition Period and for fiscal 2026, income tax expense reflects an income tax rate of 23.0%.
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

Cash and cash equivalents totaled $41.9 million as of October 4, 2026, a decrease of $2.0 million from $43.9 million as of June 30, 2026. As of October 4, 2026, and June 30, 2026, we had no long-term debt outstanding and $75.0 million available borrowing capacity under the Revolving Credit Facility.

On July 24, 2023, the Board of the Company authorized a share repurchase program under which the Company may repurchase up to $50 million of its outstanding shares of common stock. During the three months ended October 4, 2026, the Company repurchased 217,616 shares of common stock for $4.8 million in cash, excluding related fees and expenses.

The following table and discussion below relate to our cash flows from continuing operations from operating, investing, and financing activities:

	Three Months Ended
	October 4,	September 28,
(Dollar amounts in thousands)	2026	2025
Total cash provided by (used in):
Operating activities	$6,236	$(7,047)
Investing activities	(3,328)	12,012
Financing activities	(4,877)	(2,341)
Net change in cash and cash equivalents from continuing operations	$(1,969)	$2,624

Three Months Ended October 4, 2026 Cash Flows from Continuing Operations

Net cash provided by operating activities for the three months ended October 4, 2026 was $6.2 million, primarily due to net income, partially offset by working capital usage. Working capital is defined as accounts receivable, income tax receivable, inventories, and prepaid expenses and other current assets net of accounts payable, income tax payable, and accrued expenses and other current liabilities as presented in the condensed consolidated balance sheets. Working capital usage primarily consisted of increases in accounts receivable and inventories and a decrease in accrued expenses and other current liabilities, partially offset by an increase in accounts payable and a decrease in prepaid expenses and other current assets. Accounts receivable increased due to timing of sales at the end of the period compared to the end of the prior-year period. Inventories increased due to increased raw materials costs and timing of shipments at the end of the period compared to the prior-year period. Accrued expenses and other current liabilities decreased primarily due to payment of variable compensation and decreased dealer incentives, partially offset by an increase in customer deposits. Accounts payable increased due to timing of purchases at the end of the period compared to the prior-year period. Prepaid and other current assets decreased due to amortization of insurance premiums.

Net cash used in investing activities was $3.3 million, which included $3.3 million in capital expenditures. Our capital spending was primarily focused on tooling, building improvements, machinery and equipment, and information technology.

Net cash used in financing activities was $4.9 million, primarily due to share repurchases totaling $4.8 million, excluding related fees and expenses.

Three Months Ended September 28, 2025 Cash Flows from Continuing Operations

Net cash used in operating activities for the three months ended September 28, 2025, was $7.0 million, primarily due to working capital usage, partially offset by net income. Working capital usage primarily consisted of a decrease in accrued expenses and other current liabilities, an increase in accounts receivable, inventories, and prepaid expenses and other current assets, partially offset by an increase in accounts payable. Accrued expenses and other current liabilities decreased due to payment of dealer incentives and variable compensation. Accounts receivable increased due to timing of sales and collections at the end of the period compared to the end of the prior-year period. Inventories increased due to timing of raw material purchases and production at the end of the period compared to the end of the prior-year period. Prepaid expenses and other current assets increased due to increased payments for future expenses. Accounts payable increased due to timing of purchases at the end of the period compared to the prior-year period.

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

Off Balance Sheet Arrangements

The Company did not have any off balance sheet financing arrangements as of October 4, 2026.

Critical Accounting Estimates

As of October 4, 2026, there were no significant changes in or changes to the application of our critical accounting policies or estimation procedures from those presented in our 2026 Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Refer to our 2026 Annual Report for discussion of the Company’s market risk. There have been no material changes in market risk from those disclosed therein.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of October 4, 2026.

Changes in Internal Control Over Financial Reporting

We are in the process of integrating Marine Products’ and our internal controls over financial reporting. As a result of these integration activities, certain controls will be evaluated and may be changed. Except as noted above, there have been no changes in our internal control over financial reporting during the three months ended October 4, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

For a discussion of the Company’s legal proceedings, see Part I – Item 1. – Note 8 – Commitments and Contingencies to the Company’s unaudited condensed consolidated financial statements.

ITEM 1A. RISK FACTORS.

During the three months ended October 4, 2026, there have been no material changes to the risk factors disclosed in “Part I, Item 1A. Risk Factors” in our 2026 Annual Report.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS.

Share Repurchase Program

On July 24, 2023, the Board of the Company authorized a share repurchase program under which the Company may repurchase up to $50.0 million of its outstanding shares of common stock. During the first three months of the Transition Period, we repurchased approximately $4.8 million of our common stock, excluding related fees and expenses. As of October 4, 2026, the remaining authorization under the program was approximately $18.7 million.

Period	Total Number of Shares Purchased	Average Price Paid Per Share(a)(b)	Total Number of Shares Purchased as part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan (dollars in thousands)
July 1, 2026 - August 2, 2026	27,738	$24.52	27,738	$22,849
August 3, 2026 - August 30, 2026	51,533	24.71	51,533	21,576
August 31, 2026 - October 4, 2026	138,345	20.75	138,345	18,705
Total	217,616		217,616
(a)
Represent weighted average price paid per share excluding commissions paid.
(b)
Average price per share excludes any excise tax imposed on certain share repurchases as part of the Inflation Reduction Act of 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

During the three months ended October 4, 2026, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (each as defined in Item 408 of Regulation S-K).

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

MASTERCRAFT BOAT HOLDINGS, INC.
(Registrant)

Date:	November 10, 2026	By:	/s/ BRADLEY M. NELSON
Bradley M. Nelson
Chief Executive Officer (Principal Executive Officer) and Director

Date:	November 10, 2026	By:	/s/ W. SCOTT KENT
W. Scott Kent
Chief Financial Officer (Principal Financial and Accounting Officer)